Form 10-Q
period 1998-06-30
NASB FINANCIAL INC
filed 1998-08-14
CIK 1059131

Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the period ended:  June 30, 1998

                                  or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to


                Commission File Number:  0-24033

                        NASB Financial, Inc.
         (Exact name of registrant as specified in its charter)

         Missouri                                43-1805201
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)               Identification No.)


   12498 South 71 Highway, Grandview, Missouri         64030
    (Address of principal executive offices)         (Zip Code)


                            (816) 765-2200
         (Registrant's telephone number, including area code)


                                 N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No___

     The number of shares of Common Stock of the Registrant outstanding as of August 13, 1998, was 2,230,922.

NASB Financial, Inc.
Consolidated Balance Sheets
(In thousands)

                                         (Unaudited)
                                           June 30,      September 30,
                                             1998            1997
                                         -----------      ----------
ASSETS
Cash and cash equivalents                 $   2,578        $   3,267
Securities Available for sale                11,432           22,152
Mortgage-backed securities:
   Available for sale                        18,427           21,263
   Held to maturity (estimated fair
     value of $26,716 and $30,920 at
     June 30, 1998, and September 30,
     1997, respectively)                     25,865           30,016
Loans receivable:
   Held for sale (estimated fair
     value of $139,581 and $141,502
     at June 30, 1998, and September
     30, 1997, respectively                 133,898          138,869
   Held for investment, net                 516,016          497,873
Accrued interest receivable                   4,546            4,723
Real estate owned, net                        2,193            4,184
Premises and equipment                        4,900            5,308
Other assets                                  6,852            5,809
                                         ----------       ----------
        Total assets                      $ 726,707        $ 733,464
                                         ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposit accounts                 $ 542,012        $ 520,544
Advances from Federal Home Loan Bank        109,214          143,226
Other notes payable                             200            1,680
Escrows                                       4,022            6,054
Accrued expenses and other liabilities        4,258            2,764
                                         ----------       ----------
        Total liabilities                   659,706          674,268
                                         ----------       ----------
Stockholders' equity:
Common stock of $1.00 par value:
   3,000,000 authorized; 2,333,828
   outstanding at June 30, 1998, and
   2,325,569 outstanding at September
   30, 1997                                   2,334            2,326
Additional paid-in capital                   12,262           12,198
Retained earnings                            56,009           48,064
Treasury stock, at cost; 102,629
   shares at June 30, 1998, and 89,327
   shares at September 30, 1997              (3,754)          (2,963)
Unrealized net gain (loss) on
   securities available for sale                150             (429)
                                         ----------       ----------
        Total stockholders' equity           67,001           59,196
                                         ----------       ----------
                                          $ 726,707        $ 733,464
                                         ==========       ==========

See accompanying notes to consolidated financial statements.

NASB Financial, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

                                                  Three months ended
                                                       June 30,
                                             --------------------------
                                                 1998          1997
                                             ------------  ------------
Interest on loans                               $ 14,397      $ 13,457
Interest on mortgage-backed securities               738           979
Interest and dividends on investments                366           290
Other interest income                                105            49
                                                 --------      --------
   Total interest income                          15,606        14,775
                                                 --------      --------
Interest on customer deposit accounts              6,776         6,462
Interest on advances and notes payable             1,733         2,184
                                                 --------      --------
   Total interest expense                          8,509         8,646
                                                 --------      --------
   Net interest income                             7,097         6,129
Provision for loan losses                             62           173
                                                 --------      --------
   Net interest margin after provision
      for loan losses                              7,035         5,956
                                                 --------      --------
Other income (expense):
  Loan servicing fees                                  9           279
  Customer service fees and charges                  491           375
  Real estate owned revenue, net                      (6)           55
  Income from mortgage banking operations            528           511
  Gain (loss) on sale of assets available
    for sale                                         (14)           --
  Gain on sale of loans held for sale              1,180           892
  Other                                              289           246
                                                 --------      --------
     Total other operating income                  2,477         2,358
                                                 --------      --------
General and administrative expenses:
 Compensation and fringe benefits                  2,560         2,221
  Premises and equipment expense                     587           558
  Advertising and business promotion                 111           121
  Federal deposit insurance premiums                  82            80
  Other                                              959           788
                                                 --------      --------
     Total general and administrative              4,299         3,768
                                                 --------      --------
  Income before income taxes                       5,213         4,546
Income tax expense                                 2,037         1,750
                                                 --------      --------
     Net Income                                 $  3,176      $  2,796
                                                 ========      ========
Basic earnings per share                        $   1.42      $   1.24
                                                 ========      ========
Diluted earnings per share                      $   1.39      $   1.20
                                                 ========      ========
Weighted average shares outstanding             2,232,513     2,251,688


                                                  Nine months ended
                                                       June 30,
                                             --------------------------
                                                 1998          1997
                                             ------------  ------------
Interest on loans                               $ 43,049      $ 40,468
Interest on mortgage-backed securities             2,410         2,671
Interest and dividends on investments              1,071           711
Other interest income                                382           232
                                                 --------      --------
   Total interest income                          46,912        44,082
                                                 --------      --------
Interest on customer deposit accounts             20,161        19,207
Interest on advances and notes payable             5,902         6,862
                                                 --------      --------
   Total interest expense                         26,063        26,069
                                                 --------      --------
   Net interest income                            20,849        18,013
Provision for loan losses                            377           408
                                                 --------      --------
   Net interest margin after provision
      for loan losses                             20,472        17,605
                                                 --------      --------
Other income (expense):
  Loan servicing fees                                342           645
  Customer service fees and charges                1,398         1,126
  Real estate owned revenue, net                      47           263
  Income from mortgage banking operations          1,942         1,696
  Gain (loss) on sale of assets available
    for sale                                         (24)          193
  Gain on sale of loans held for sale              2,576         1,697
  Other                                            1,140           493
                                                 --------      --------
     Total other operating income                  7,421         6,113
                                                 --------      --------
General and administrative expenses:
 Compensation and fringe benefits                  7,490         6,432
  Premises and equipment expense                   1,707         1,626
  Advertising and business promotion                 250           234
  Federal deposit insurance premiums                 247           401
  Other                                            2,688         2,263
                                                 --------      --------
     Total general and administrative             12,382        10,956
                                                 --------      --------
  Income before income taxes                      15,511        12,762
Income tax expense                                 6,001         4,912
                                                 --------      --------
     Net Income                                 $  9,510      $  7,850
                                                 ========      ========
Basic earnings per share                        $   4.25      $   3.48
                                                 ========      ========
Diluted earnings per share                      $   4.15      $   3.35
                                                 ========      ========
Weighted average shares outstanding             2,236,509     2,255,806

See accompanying notes to consolidated financial statements.

NASB Financial, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

                                              Additional                          Unrealized     Total
                                   Common      paid-in     Retained    Treasury      gains    Stockholders'
                                    Stock      Capital     Earnings     Stock       (losses)     equity
                                -------------------------------------------------------------------------
Balance at September 30, 1997   $  2,236       12,198       48,064      (2,963)       (429)      59,196
  Change in unrealized gains
    (losses) net of income
    taxes of $362                     --           --           --          --         579          579
  Cash dividends declared             --           --       (1,565)         --          --       (1,565)
  Stock options exercised              8           64           --          --          --           72
  Purchase of common stock
    for treasury                      --           --           --        (791)         --         (791)
  Net income for:
    First fiscal quarter              --           --        3,132          --          --        3,132
    Second fiscal quarter             --           --        3,202          --          --        3,202
    Third fiscal quarter              --           --        3,176          --          --        3,176
                                -------------------------------------------------------------------------
Balance at June 30, 1998        $  2,334       12,262       56,009      (3,754)        150       67,001
                                =========================================================================


See accompanying notes to consolidated financial statements.

NASB Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                Three months ended
                                                                     June 30,
                                                          --------------------------
                                                               1998          1997
                                                           ------------  ------------
Cash flows from operating activities:
 Net Income                                                 $  3,176      $  2,796
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Increase (decrease) in accrued interest receivable              7          (271)
   Depreciation                                                  267           273
   Amortization and accretion                                    (84)         (258)
   (Gain) loss on sale of assets available for sale               14            --
   Gain on sale of loans held for sale                        (1,156)         (892)
   Income from mortgage banking operation                       (528)         (511)
   Provision for loan losses                                      63           173
   Provision for REO losses                                       12           (23)
 Increase (decrease) in accrued expenses and other
   liabilities                                                   576        (1,490)
 Loans originated for sale - servicing released              (27,054)      (19,416)
 Sale of loans - servicing released                           26,522        20,049
 Loans originated for sale - servicing retained              (70,583)      (32,194)
 Sale of loans - held for sale                                67,738            --
                                                            ---------     ---------
    Net cash used in operations                               (1,030)      (31,764)
Cash flows from investing activities:
 Principal repayments of mortgage-backed securities:
   Held to maturity                                            1,597         1,156
   Available for sale                                          2,019         1,073
 Principal repayments of mortgage loans                       56,238        38,662
 Principal repayments of other loans                           5,054         2,508
 Principal repayments of securities:
   Held to maturity                                               --         8,000
   Available for sale                                             --            --
 Loan origination - mortgage loans                           (50,540)      (70,235)
 Loan origination - other loans                               (5,424)       (6,772)
 Purchase of mortgage loans                                   (9,077)       (6,078)
 Purchase of mortgage-backed securities:
   Held to maturity                                               --        (9,826)
   Available for sale                                             --       (28,000)
 Purchase of investment securities:
   Held to maturity                                               --            --
   Available for sale                                         (3,902)           --
 Proceeds from sale of mortgage-backed securities
   Available for sale                                             --        62,713
 Proceeds from sale of investment securities
   Available for sale                                         10,719            --
 Equipment purchases, net of sales                              (101)         (367)
 Other cash flows from investing activities                      898           491
                                                            ---------     ---------
   Net cash provided by (used in) investing activities         7,481        (6,675)

Cash flows from financing activities:
 Net increase in customer deposits                            13,049        13,085
 Additional advances from FHLB                               110,000       219,000
 Repayment of advances from FHLB                            (134,004)     (186,000)
 Cash dividends paid                                            (585)         (451)
 Repurchase of common stock                                     (724)         (894)
 Issuance of notes payable                                        --           250
 Repayment of notes payable                                       --            --
 Net increase (decrease) in escrows                              701           810
                                                            ---------     ---------
    Net cash provided by (used in) financing activities      (11,536)       45,800
                                                            ---------     ---------
    Net increase (decrease) in cash and cash equivalents      (5,085)        7,361
Cash and cash equivalents at beginning of the period           7,663         4,056
                                                            ---------     ---------
Cash and cash equivalents at end of period                  $  2,578        11,417
                                                            =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of tax refunds)           $  2,322         3,462
  Cash paid for interest                                       8,527         9,846
Supplemental disclosure of non-cash investing
 and financing activities:
  Conversion of loans to real estate owned                     1,889           217
  Conversion of real estate owned to loans                        --            --
  Conversion of mortgage loans held for sale to
    mortgage-backed securities available for sale             69,777        32,194
  Capitalization of originated mortgage servicing rights       1,843         1,260


                                                                Nine months ended
                                                                     June 30,
                                                          --------------------------
                                                               1998          1997
                                                           ------------  ------------
Cash flows from operating activities:
 Net Income                                                 $  9,510      $  7,850
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Increase (decrease) in accrued interest receivable            176          (221)
   Depreciation                                                  773           773
   Amortization and accretion                                 (1,072)         (704)
   (Gain) loss on sale of assets available for sale               24            --
   Gain on sale of loans held for sale                        (2,552)       (1,890)
   Income from mortgage banking operation                     (1,942)       (1,696)
   Provision for loan losses                                     377           408
   Provision for REO losses                                       69          (194)
 Increase (decrease) in accrued expenses and other
   liabilities                                                 1,426        (4,091)
 Loans originated for sale - servicing released              (92,963)      (66,621)
 Sale of loans - servicing released                           96,149        67,650
 Loans originated for sale - servicing retained             (183,565)      (87,788)
 Sale of loans - held for sale                               152,636        50,595
                                                            ---------     ---------
    Net cash used in operations                              (20,954)      (35,929)
Cash flows from investing activities:
 Principal repayments of mortgage-backed securities:
   Held to maturity                                            4,143         3,466
   Available for sale                                         10,926         2,826
 Principal repayments of mortgage loans                      160,955       105,575
 Principal repayments of other loans                          12,375         7,945
 Principal repayments of securities:
   Held to maturity                                               --        16,000
   Available for sale                                             32            30
 Loan origination - mortgage loans                          (132,643)     (154,023)
 Loan origination - other loans                              (13,592)      (13,778)
 Purchase of mortgage loans                                  (18,643)      (16,872)
 Purchase of mortgage-backed securities:
   Held to maturity                                               --        (9,826)
   Available for sale                                             --       (28,000)
 Purchase of investment securities:
   Held to maturity                                               --       (16,782)
   Available for sale                                         (5,147)           --
 Proceeds from sale of mortgage-backed securities
   Available for sale                                             --       115,595
 Proceeds from sale of investment securities
   Available for sale                                         15,811            --
 Equipment purchases, net of sales                              (364)         (675)
 Other cash flows from investing activities                    4,825         1,508
                                                            ---------     ---------
   Net cash provided by (used in) investing activities        38,678        12,989

Cash flows from financing activities:
 Net increase in customer deposits                            21,468         9,655
 Additional advances from FHLB                               124,000       452,000
 Repayment of advances from FHLB                            (158,012)     (436,012)
 Cash dividends paid                                          (1,566)       (1,256)
 Repurchase of common stock                                     (791)       (1,378)
 Issuance of notes payable                                        --           250
 Repayment of notes payable                                   (1,480)         (135)
 Net increase (decrease) in escrows                           (2,032)       (1,656)
                                                            ---------     ---------
    Net cash provided by (used in) financing activities      (18,413)       21,468
                                                            ---------     ---------
    Net increase (decrease) in cash and cash equivalents        (689)       (1,472)
Cash and cash equivalents at beginning of the period           3,267        12,889
                                                            ---------     ---------
Cash and cash equivalents at end of period                  $  2,578        11,417
                                                            =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of tax refunds)           $  5,687         5,237
  Cash paid for interest                                      26,185        26,222
Supplemental disclosure of non-cash investing
 and financing activities:
  Conversion of loans to real estate owned                     2,955           979
  Conversion of real estate owned to loans                        --            --
  Conversion of mortgage loans held for sale to
    mortgage-backed securities available for sale            159,285        87,788
  Capitalization of originated mortgage servicing rights       3,970         1,685



See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months and nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans and real estate owned. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

(2) REORGANIZATION AND MERGER

     On April 1, 1998, NASB Financial, Inc. (the "Company") completed a transaction whereby North American Savings Bank, F.S.B. (the "Bank") became a wholly-owned subsidiary of the Company, through a merger of the Bank with and into NASB Interim Savings Bank, F.S.B., a federally chartered stock savings bank formed solely to facilitate this transaction.

     To complete the transaction, the Company issued an aggregate of 2,375,112 shares of Company common stock by exchanging one share of the Company common stock for each share of common stock of the Bank. It also exchanged an option to purchase one share of Company common stock for each outstanding option to purchase one share of the Bank's common stock.

     The resulting Bank from the merger continues to operate under the name "North American Savings Bank, F.S.B." The transaction was intended to qualify as a tax-deferred reorganization under the Internal Revenue Code of 1986, as amended, providing certain tax-deferred benefits for income tax purposes for Bank stockholders. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of the Bank and the Company for all periods presented.

(3) SECURITIES AVAILABLE FOR SALE

     Summaries of securities and mortgage-backed securities available for sale are provided in the following tables.


                                                              June 30, 1998
                                                          (Dollars in thousands)
                                      ------------------------------------------------------------
                                                    Gross       Gross      Estimated    Weighted
                                      Amortized   unrealized  unrealized     fair       average
                                         cost       gains       losses       value        yield
                                      ----------  ----------  -----------  ----------   ---------
Securities:
  Taxable municipal obligations       $  1,605          --            7        1,598       8.18%
  FHLB stock                             5,961          --           --        5,961       7.00%
  Preferred stock in Real Estate
    Investment Trust                     2,738          --           --        2,738      10.00%
  FHA debentures                         1,138           1            4        1,135       6.66%
Mortgage-backed securities:
  FHLMC participation certificates:
    Balloon and adjustable rate              7          --           --            7       5.25%
    FNMA pass-through certificates
      - fixed rate                       8,673           4           44        8,633       5.95%
    Pass through certificates
      guaranteed by	 GNMA
      - balloon and adjustable           6,212          23           --        6,235       5.34%
    Mortgage-backed derivatives
      (including CMO residuals and
        interest-only securities)        3,284         297           29        3,552         --
                                      -----------------------------------------------
           Total                      $ 29,618         325           84       29,859
                                       ===============================================


(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities:


                                                                   June 30, 1998
                                                               (Dollars in thousands)
                                          ---------------------------------------------------------------
                                          Current              Gross      Gross      Estimated   Weighted
                                             face    Carrying  unrealized unrealized     fair      average
                                           value     value     gains      losses       value      yield
                                          -------  ---------  ---------  ---------   ---------   --------
FHLMC participation certificates:
  Fixed rate                              $ 4,125     4,151        165        11        4,305       8.06%
  Balloon maturity and adjustable rate      8,738     8,673         95        --        8,768       6.64%
FNMA pass-through certificates:
  Fixed rate                                  619       623         --         7          616       5.74%
  Balloon maturity and adjustable rate        944       944         --         5          939       6.79%
Pass-through certificates guaranteed
   by GNMA - fixed rate                       557       568         35        --          603       8.69%
Collateralized mortgage obligation bonds    4,209     3,960        169         3        4,126       8.51%
Other asset-backed securities               7,069     6,946        413        --        7,359       9.45%
                                          ---------------------------------------------------------------
        Total                             $26,261    25,865        877        26       26,716       7.94%
                                          ===============================================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                               (In thousands)
                                        ---------------------------
                                         June 30,      September 30,
                                           1998            1997
                                        ----------      ----------
LOANS HELD FOR INVESTMENT:
Mortgage loans:
  Permanent loans on:
     Residential properties              $ 311,767       $ 300,934
     Business properties                    78,206          92,477
     Partially guaranteed by VA or
       insured by FHA                       25,058          23,240
  Construction and development             139,746         102,131
                                          ---------       ---------
        Total mortgage loans               554,777         518,782
Commercial loans                             7,503          10,973
Installment loans                           24,946          22,071
                                          ---------       ---------
        Total loans held for investment    587,226         551,826
Less:
  Undisbursed loan funds                   (57,585)        (40,540)
  Unearned discounts and fees, net          (6,968)         (7,141)
  Allowance for losses on loans             (6,657)         (6,272)
                                          ---------       ---------
        Net loans held for investment    $ 516,016       $ 497,873
                                          =========       =========
LOANS HELD FOR SALE:
Mortgage Loans:
  Permanent loans on:
     Residential properties              $ 143,489       $ 149,306
     Partially guaranteed by VA or
       insured by FHA                        2,486           2,550
                                          ---------       ---------
        Total loans held for sale          145,975         151,856
Less:
  Undisbursed loan funds                   (12,041)        (12,577)
  Unearned discounts and fees, net             (36)           (410)
                                          ---------       ---------
        Net loans held for sale          $ 133,898       $ 138,869
                                          =========       =========

     Included in the loans receivable balances at June 30, 1998, and September 30, 1997, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $6.3 million and $9.0 million, respectively.

     Loans and participations serviced for others amounted to approximately $423.2 million and $454.2 million at June 30, 1998, and September 30, 1997, respectively.


(6) REAL ESTATE OWNED AND OTHER REPOSSESSED PROPERTY

     Real estate owned and other repossessed property consisted of the following:

                                               (In thousands)
                                        ---------------------------
                                         June 30,      September 30,
                                           1998            1997
                                        ----------      ----------
Real estate acquired through (or deed
  in lieu of) foreclosure                $   5,623       $   5,864
Less: allowance for losses                  (3,430)         (1,680)
                                          ---------       ---------
        Total                            $   2,193       $   4,184
                                          =========       =========

     The Bank carries real estate owned at fair value, which is the lower of a) current market value minus estimated costs to sell or b) cost established at the time of foreclosure.


(7) MORTGAGE SERVICING RIGHTS

     On January 1, 1997, the Bank adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is required to be applied to transfers of assets occurring after January 1, 1997. Among other things, this Statement establishes a clear distinction between transactions that are considered sales of assets and those that are considered financing arrangements. According to the Statement, asset sales must meet prescribed tests, which show that financial control of the asset has been transferred to the buyer. If the transaction does not meet these prescribed tests, the transaction is recorded as a financing activity, and the asset remains on the balance sheet of the seller. The implementation of this part of the Statement had no material impact on Bank.

     The Bank is most affected by the provision of this Statement that requires the recognition of all servicing assets at the time that mortgage loans are sold with servicing retained. Prior to this Statement, the Bank recognized a gain or loss only for any servicing value in excess of stated contractual amounts at the time of loan sale ("excess servicing"). The excess servicing value was recorded as an asset and amortized as an offset to servicing income over the lives of the related mortgage loans.

     SFAS No. 125 now requires the Bank to calculate and recognize all retained servicing value (including "normal" servicing) at the time of a loan sale in which servicing is retained. These amounts for normal originated mortgage servicing rights ("OMSRs") are recorded as assets and amortized as offsets to future servicing income. Impairment of OMSRs is assessed based on the fair value of the rights on a pool by pool basis. Fair values are estimated using discounted cash flows based on a market rate of interest.

     In accordance with the Statement, servicing fees recognized in excess of normal servicing fees are carried as interest-only strip securities and classified as available for sale in accordance with SFAS No. 115. Also, all previous amounts carried as excess servicing assets were combined and reclassified as interest-only strip securities. At June 30, 1998, the Bank had such interest-only strip securities in the amount of $3.3 million, classified as available for sale.


(8) RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective during the current fiscal year ended September 30, 1998, the Company has adopted SFAS No. 128, "Earnings per share." This Statement simplifies the standards for computing and presenting earnings per share and replaces previously reported primary and fully diluted
earnings per share with basic and diluted earnings per share.    Unlike
primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Accordingly, net earnings per share for all periods presented have been restated to conform to the new standard. Note 9 to the consolidated financial statements provides a reconciliation of basic earnings per share and diluted earnings per share.

     SFAS No. 130, "Reporting of Comprehensive Income," will be effective for the Company's fiscal year ended September 30, 1999. This Statement establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although it does not require a specific format for presentation, it does require that the Company display an amount representing total comprehensive income for the period in that financial statement. Management does not believe that implementation of this Statement will have a material impact on the Company's consolidated financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will be effective for the Company's fiscal year 1999 financial statements. This Statement establishes standards for the way that the Company will report information about its operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management does not believe that implementation of this Statement will have a material impact on the Company's financial statements, however, certain additional financial statement disclosures will be required.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Statement will be effective for the Company's fiscal year ended September 30, 2001. SFAS 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management does not believe that the implementation of this Statement will have a material impact on the Company's consolidated financial statements.

(9) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated. Amounts are presented in thousands, except share and per share data.


                                     Three months ended 6/30/98         Nine months ended 6/30/98
                                  -------------------------------    -------------------------------
                                                        Per-share                          Per-share
                                   Income    Shares      Amount       Income     Shares     Amount
                                  --------  ---------   ---------    --------  ----------  ---------
Basic earnings per share          $ 3,176   2,232,513   $   1.42     $ 9,510   2,236,509   $   4.25
                                                        =========                          =========
Effect of dilutive securities:
  Stock options                                50,272                             55,374
                                  -------------------                -------------------
Diluted earnings per share        $ 3,176   2,282,785    $  1.39     $ 9,510   2,291,883    $  4.15
                                  ==============================     ===============================

                                     Three months ended 6/30/97         Nine months ended 6/30/97
                                  -------------------------------    -------------------------------
                                                        Per-share                          Per-share
                                   Income    Shares      Amount       Income     Shares     Amount
                                  --------  ---------   ---------    --------  ----------  ---------
Basic earnings per share          $ 2,796   2,251,688   $   1.24     $ 7,850   2,255,806   $   3.48
                                                        ========                           =========
Effect of dilutive securities:
  Stock options                                73,175                             85,123
                                  -------------------                -------------------
Diluted earnings per share        $ 2,796   2,324,863   $   1.20     $ 7,850   2,340,929   $   3.35
                                  ==============================     ===============================



     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     The principal business of the Company is to provide banking services through the Bank. Specifically, the Bank obtains savings and checking deposits from the public, then uses those funds to originate and purchase real estate loans and other loans. The Bank also purchases mortgage-backed securities ("MBS") and other investment securities from time to time as conditions warrant. In addition to customer deposits, the Bank obtains funds from the sale of loans held-for-sale, the sale of securities available-for-sale, repayments of existing mortgage assets, and advances from the Federal Home Loan Bank ("FHLB"). The Bank's primary sources of income are interest on loans, MBS, and investment securities plus customer service fees and income from mortgage banking activities. Expenses consist primarily of interest payments on customer deposits and other borrowings and general and administrative costs.

     The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), and is subject to periodic examination by both entities. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System ("FRB"), which establishes rules regarding reserves that must be maintained against customer deposits.


FINANCIAL CONDITION

Assets

     The Company's total assets as of June 30, 1998, were $726.7 million, a decrease of $6.8 million from September 30, 1997, the prior fiscal year end.

     As of June 30, 1998, included in securities available for sale are $0.2 million in residual interest in collateralized mortgage obligation bonds and $3.3 million in interest-only strip securities. The interest-only strips consist of excess mortgage servicing rights established at the time of various loan sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125. Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115. Neither the Company nor the Bank actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     MBS available for sale decreased $2.8 million during the nine months ended June 30, 1998, as the sales volume of MBS exceeded the volume of additions. Additions to MBS available for sale are accomplished primarily through "swap" transactions, whereby the Bank receives GNMA, FHLMC, and FNMA securities in exchange for whole mortgage loans. Management plans to sell these securities in the subsequent months. During the nine months ended June 30, 1998, the Bank swapped a total of $159.3 million in mortgage loans for MBS.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. In total, the Bank originated $409.2 million in mortgage loans during the nine months ended June 30, 1998, an increase of 33% from $308.4 million during the nine months ended June 30, 1997.

     Included in the $133.9 million in loans held for sale as of June 30, 1998, are $13.9 million in mortgage loans held for sale with servicing released. During the nine-month period, the Bank originated $93.0 million of these loans and sold $96.1 million. Also included in loans held for sale as of June 30, 1998, are $2.5 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

     Real estate owned decreased $2.0 million during the nine months ended June 30, 1998, due to the sale of 14.4 acres of undeveloped land in Dallas, Texas. The property, which was previously carried at $1.4 million, was sold for $4.4 million, net of expenses. In the transaction, the Bank received $2.7 million in cash and a note for $1.7 million. Since the note was made at substantially below market terms, management has continued to carry the asset as REO, and has established a specific loss reserve for the entire amount of the loan. It is the buyer's intention to resell the entire remaining property to third parties and the Bank will receive payments on the note as these re-sales are closed. One such resale occurred during the quarter ended June 30, 1998, and the Bank received a payment on the loan of approximately $1 million. Since the loan was fully reserved, the payment was treated as a recovery, which increased the general valuation allowance ("GVA") on REO by approximately $1 million.

     The Company classifies problem assets as "substandard," "doubtful" or "loss." Substandard assets have one or more defined weaknesses, and it is possible that the Bank will sustain some loss unless the deficiencies are corrected. Doubtful assets have the same defects as substandard assets plus other weaknesses that make collection or full liquidation improbable. Assets classified as loss are considered uncollectible and of such little value that a specific loss allowance is warranted.

     The following table summarizes the Bank's classified assets as reported to the OTS. Dollar amounts are expressed in thousands.

                             6/30/98    9/30/97    6/30/97
                            ---------  ---------  ---------
Asset Classification:
  Substandard               $  9,135     10,263      9,801
  Doubtful                        10         12         13
  Loss                         2,152      2,944      2,992
                            -------------------------------
                              11,297     13,219     12,806
Allowance for losses         (10,127)    (7,952)    (8,117)
                            -------------------------------
                            $  1,170      5,267      4,689
                            ===============================

     Total allowance for losses increased $2.2 million during the nine-month period ended June 30, 1998. This increase occurred in the allowance for REO loss account, due primarily to recoveries received on the real estate in Dallas, Texas, which was discussed above.

     When an insured institution classifies problem assets as either substandard or doubtful, regulations require specific loss allowances to reduce their book value to fair value. In addition, management establishes GVA for other possible loan losses. GVA are allowances that recognize the inherent risks associated with lending activities but, unlike specific allowances, have not been allocated to particular problem assets. When an association classifies a problem asset as loss, it is required to establish a specific allowance for 100% of the asset balance. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by the OTS who may require additional GVA or specific loss allowances.

     Management believes that the specific loss allowances and GVA are adequate. While management uses available information to determine these allowances, future allowances may be necessary because of changes in economic conditions. Also, regulatory agencies (OTS and FDIC) review the Bank's allowance for loss as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

Liabilities and Equity

     Customer deposit accounts increased $21.5 million during the nine months ended June 30, 1998. The weighted average rate paid on customer deposits as of June 30, 1998, was 5.18%, a decrease from 5.21% as of June 30, 1997.

     Advances from the Federal Home Loan Bank were $109.2 million as of June 30, 1998, a decrease of $34.0 million from September 30, 1997. During the nine-month period the Bank borrowed $124.0 million of new advances and made $158.0 million in repayments. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Other notes payable decreased $1.5 million during the nine-month period ended June 30, 1998. This was due to the maturity of industrial development revenue refunding bonds, which were issued by the City of Belton, Missouri.

     Escrows were $4.0 million as of June 30, 1998, a decrease of $2.0 million from September 30, 1997. This decrease is due primarily to amounts paid for borrowers taxes during the fourth calendar quarter of 1997.

     Total stockholders' equity as of June 30, 1998, was $67.0 million (9.22% of total assets). This compares to a book value of $59.2 million (8.07% of total assets) at September 30, 1997. On a per share basis, stockholders' equity was $30.03 on June 30, 1998, compared to $26.47 on September 30, 1997.

     The Company paid cash dividends on its common stock of $0.20 on December 1, 1997, $0.25 on February 27, 1998, and $0.25 on May 29, 1998.
Subsequent to the quarter ended June 30, 1998, the Company announced a cash dividend of $0.25 per share on August 31, 1998, payable to stockholders of record as of August 7, 1998.

     Total stockholders' equity as of June 30, 1998, includes an unrealized gain of $150,000, net of income tax, on available for sale securities in accordance with SFAS No. 115.

Ratios

     The following table illustrates the Company's return on assets (annualized net earnings divided by average total assets); return on equity (annualized net earnings divided by average equity); and equity-to-assets ratio (average equity divided by average total assets).

                                 Nine months ended
                              ----------------------
                                6/30/98     6/30/97
                              ----------  ----------
Return on average assets         1.74%       1.45%
Return on average equity        20.10%      19.44%
Equity-to-assets ratio           8.64%       7.44%
Dividend payout ratio           16.47%      15.99%


RESULTS OF OPERATIONS - Comparison of three months ended June 30, 1998, and 1997, and comparison of nine months ended June 30, 1998, and 1997.

     For the three months ended June 30, 1998, the Company had net income of $3,176,000 or $1.42 per share. This compares to net income of $2,796,000 or $1.24 per share for the quarter ended June 30, 1997.

     Net income for the nine months ended June 30, 1998, was $9,510,000 or $4.25 per share compared to net income of $7,850,000 or $3.48 per share during the same period in the prior year.

Net Interest Margin

     The Company's net interest margin is comprised of the difference ("spread") between interest income on loans, MBS and investments and the interest cost of customer deposits and other borrowings. Management monitors net interest spreads and, although constrained by certain market, economic, and competition factors, it establishes loan rates and customer deposit rates that maximize net interest margin.

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 1998, and 1997. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Nine months ended 6/30/98    As of
                               -----------------------------  6/30/98
                                Average              Yield/    Yield/
                                Balance   Interest    Rate      Rate
                               ---------------------------------------
Interest-earning assets
  Loans                        $ 633,452    43,049     9.06%     8.08%
  Mortgage-backed securities      44,667     2,410     7.19%     6.63%
  Investments                     19,401     1,071     7.36%     7.86%
  Bank deposits                    8,487       382     6.00%     5.23%
                               ---------------------------------------
    Total earning assets         706,007    46,912     8.86%     7.99%
                                           ---------------------------
Non-earning assets                25,472
                               ----------
    Total                      $ 731,479
                               ==========

Interest-costing liabilities:
  Customer deposits accounts   $ 529,004    20,161     5.08%     5.18%
  FHLB Advances                  128,920     5,857     6.06%     5.78%
  Other borrowings                 1,078        45     5.57%     7.50%
                               ---------------------------------------
    Total costing liabilities    659,002    26,063     5.27%     5.28%
                                           ---------------------------
Non-costing liabilities            8,986
Stockholders' equity              63,491
                               ----------
    Total                      $ 731,479
                               ==========
Net earning balance            $  47,005
                               ==========
Earning yield less costing rate                        3.59%     2.70%
                                                      ================
Average interest-earning
  assets, net interest, and
  net yield spread on average
  interest-earning assets      $ 706,007    20,849     3.94%
                               ==============================

                                  Nine months ended 6/30/97    As of
                               -----------------------------  6/30/97
                                Average              Yield/    Yield/
                                Balance   Interest    Rate      Rate
                               ---------------------------------------
Interest-earning assets
  Loans                        $ 621,831    40,468     8.68%     8.33%
  Mortgage-backed securities      47,948     2,671     7.43%     7.16%
  Investments                     13,574       711     6.98%     6.83%
  Bank deposits                    9,656       232     3.20%     5.30%
                               ---------------------------------------
    Total earning assets         693,009    44,082     8.48%     8.17%
Non-earning assets                20,485   ---------------------------
                               ----------
Total                          $ 713,494
                               ==========
Interest-costing liabilities
  Customer deposits accounts   $ 497,525    19,207     5.15%     5.21%
  FHLB Advances                  148,739     6,794     6.09%     6.14%
  Other borrowings                 1,498        68     6.05%     6.20%
                               ---------------------------------------
    Total costing liabilities    647,762    26,069     5.37%     5.44%
Non-costing liabilities           10,209   ---------------------------
Stockholders' equity	             55,523
                               ----------
Total                          $ 713,494
                               ==========
Net earning balance            $  45,247
                               ==========
Earning yield less costing rate                        3.12%     2.73%
                                                      ================
Average interest-earning
  assets, net interest, and
  net yield spread on average
  interest-earning assets      $ 693,009    18,013     3.47%
                               ==============================



     The following table provides information regarding changes in interest income and interest expense. For each category of interest-earning asset and interest-costing liability, information is provided on changes attributable to (1) changes in volume (change in volume multiplied by the old rate), (2) changes in rates (change in rate multiplied by the old volume), and (3) changes in rate and volume (change in rate multiplied by the change in volume). Average balances, yields and rates used in the preparation of this analysis come from the preceding table. Dollar amounts are expressed in thousands.



                                        Nine months ended June 30, 1998 compared to
                                             nine months ended June 30, 1997
                                     -------------------------------------------------
                                                                   Yield/
                                        Yield        Volume        Volume       Total
                                     -------------------------------------------------
Components of interest income:
  Loans                              $  1,772           757            52       2,581
  Mortgage-backed securities              (86)         (183)            8        (261)
  Investments                              38           305            17         360
  Other assets                            203           (28)          (25)        150
                                     -------------------------------------------------
Net change in interest income           1,927           851            52       2,830
                                     -------------------------------------------------
Components of interest expense:
  Customer deposit accounts              (261)        1,216            (1)        954
  FHLB Advances                           (33)         (905)            1        (937)
  Other borrowings                         (6)          (19)            2         (23)
                                     -------------------------------------------------
Net change in interest expense           (300)          292             2          (6)
                                     -------------------------------------------------
Increase (decrease) in
   net interest margin               $  2,227           559            50       2,836
                                     =================================================




     Net interest margin before loan loss provision in the three months ended June 30, 1998, increased $968,000 from the quarter ended June 30, 1997. Specifically, interest income increased $831,000, and interest expense decreased $137,000. Approximately $200,000 of the increase in interest income is due to an increase in amortization of deferred discounts and fees on loans, which was caused by an increase in loan prepayments. When a loan prepays, the Bank records all remaining unamortized discount or loan fees as an adjustment to loan yield. The remainder of the increase in net interest margin is attributed to retained earnings, which increased the net earning balance.

     Net interest margin before loan loss provision in the nine months ended June 30, 1998, increased $2.8 million from the nine months ended June 30, 1997. Specifically, the increase in net interest margin was due to an increase in interest income of $2.8 million. Approximately $974,000 of this increase is due to an increase in amortization of discounts and deferred fees on loans. This increase in the recognition of discounts and deferred fees resulted in an increase in the average yield on the earning asset portfolio from 8.68% during the nine months ended June 30, 1997 to 9.06% during the nine months ended June 30, 1998. The remainder of the increase in interest income is attributable to an increase of $13.0 million in the average balance of earning assets to $706.0 million from $693.0 million in the prior year.

     The Company's net interest margin is impacted by changes in market interest rates, which have varied greatly over time. Changing interest rates affect the level of prepayments on mortgages, the demand for new mortgage loans, and the supply and interest cost of customer deposits and borrowings used to fund interest-earning assets. Management monitors the Company's net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates that maximize net interest income. Management does not predict interest rates, but instead attempts to fund the Company's assets with liabilities of a similar duration to minimize the impact of changing interest rates on the Company's net interest margin. Since the relative spread between financial assets and liabilities is constantly changing, the Company's current net interest spread may not be an indication of future net interest income.

     Management has adopted a strategy to originate and purchase mortgage loans with adjustable interest rates and fund these assets with customer deposits or borrowings from the FHLB that have comparable maturities or repricing characteristics. Most of these adjustable rate mortgage ("ARM") products offer a below market interest rate initially, with a provision to adjust each year based on certain market indices. Although the initially low interest rates result in a more narrow spread, the ARM products provide long-term stability to the net interest margin and help to insulate the Company from the detrimental effects of future changes in interest rates.

Provision for Loan Losses

     The Company's provision for loan losses of $62,000 during the quarter ended June 30, 1998, was a decrease of $111,000 over the three months ended June 30, 1997. The provision for loan losses of $377,000 during the nine month period ended June 30, 1998, decreased $31,000 over the nine month period ended June 30, 1997.

     As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for loss as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination. Management establishes allowances for loss based on current economic values and any disruptions in the real estate market could cause management to increase the provision for loss.

Other Operating Income

     Other operating income for the three months ended June 30, 1998, increased $119,000 from the same period in the prior year.
Specifically, loan servicing fees decreased $270,000 due to an increase in the amortization of capitalized servicing rights, which was a result of an increase in prepayments of the underlying mortgage loans.
Customer service fees increased $116,000 due to a higher volume of checking accounts and other transaction accounts and an increase in late charges on mortgage loans. Real estate owned revenue (expense) decreased $61,000 due to the cost of deferred maintenance that was performed on one commercial property during the quarter ended June 30, 1998. Gain on sale of loans increased $288,000 due to an increase in the volume of loans sold. Other operating income increased $43,000 due to a negative loss provision on other accounts receivable, which was the result of a recovery during the quarter.

     Other operating income for the nine months ended June 30, 1998, increased $1.3 million from the same period in the prior year. Loan servicing fees decreased $303,000 due to an increase in the amortization of capitalized servicing rights, which was a result of an increase in prepayments of the underlying mortgage loans. Customer service fees increased $272,000 due to a higher volume of checking accounts and other transaction accounts and an increase in late charges on mortgage loans. Real estate owned revenue (expense) decreased $216,000 as a result of the cost of deferred maintenance that was performed on one commercial property and a decrease in rental income on commercial REO that was sold during the period. Gross income from mortgage banking operations increased $246,000 due to an increase in volume. Gain on sale of loans increased $879,000 due to an increase in volume of loans sold plus the impact of applying SFAS No. 125. Other operating income increased $647,000 due to an increase in loan prepayment penalties and a negative loss provision on other accounts receivable, which was the result of a recovery.

General and Administrative Expenses

     Total general and administrative expenses for the quarter ended June 30, 1998, increased $531,000 from the same quarter in the prior year. The increase in compensation and fringe benefits was related to and increase in staffing in the construction lending and mortgage loan origination departments, due to an increase in construction lending and mortgage banking volume.

     Total general and administrative expenses for the nine months ended June 30, 1998, increased $1.4 million from the nine months ended June 30, 1997. The increases in compensation and other expenses are due primarily to increases in staffing in the construction lending mortgage lending departments. These are partially offset by a decrease in SAIF insurance premiums, which is fully discussed in the section titled "Insurance of Accounts."

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The most recent audit of the Bank's tax returns by the Internal Revenue Service was completed during the quarter ended June 30, 1996.

YEAR 2000 ISSUE

     The Board of Directors and the management of the Company have established a formal process for the implementation of a plan to evaluate and correct the problems that the year 2000 could cause to the Company's critical automated systems. The year 2000 problem exists because many automated systems use only two digit fields to represent the year, such as "98" representing 1998. However, with the two digit format, the year 2000 is indistinguishable from 1900, 2001 from 1901, and so on. Should these critical systems fail in the year 2000, the Company would have difficulty in processing transactions for loan and deposit customers, which could cause significant damage to the Company's important customer relationships.

     The Company's year 2000 implementation process was established using a standard framework set forth by the Federal Reserve Bank. The process includes separate phases for awareness, assessment, renovation, validation, and implementation. The Company's year 2000 plan also includes the development and implementation of a contingency plan for each of the Company's critical automated systems if they should fail to become year 2000 compliant by certain target dates. Such contingency plans should be completed by the end of the third calendar quarter in 1998. Since the Company does not develop any of the software programs that are utilized, the process is focused on follow-up and testing of software provided by third party vendors and data centers to ensure their renovation. Also, the process attends to pre-packaged computer software, personal computer and server hardware, and other electronic equipment.

     The data processing of Bank's core operations is provided by a third party service bureau. Management has received assurances from the Bank's service bureau that it is progressing toward its goal of making their software and data center hardware year 2000 compliant. The Bank is participating in testing procedures and it continues to prudently monitor the progress reports received from the vendor. In the year 2000 process, the Company has also evaluated the hardware and software on its wide-area network ("WAN"). To date, the Company has completed the awareness and assessment phases of the year 2000 process. The plan's renovation phase will occur in the third and fourth calendar quarters of 1988, with the validation and implementation phases to occur by March 31, 1999. Management estimates that the year 2000 implementation process will cost between $300,000 and $400,000, which includes the cost of capitalized computer hardware for the WAN and other costs to perform testing and validation of services provided by the Company's service bureau and other third parties.

     The Company recently underwent an on-site examination of its year 2000 process, which was performed by the Office of Thrift Supervision
(OTS), its primary regulator. Management is continuing to work closely with vendors, service providers, and regulators to accomplish its goal of a smooth transition to the year 2000.

REGULATION

     The Bank is a member of the FHLB System and its customers' deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is subject to regulation by the OTS as its chartering authority. Since passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA" or the "Act"), the FDIC also has regulatory control over the Bank. The transactions of SAIF-insured institutions are limited by statute and regulations that may require prior supervisory approval in certain instances. Institutions also must file reports with regulatory agencies regarding their activities and their financial condition. The OTS and FDIC make periodic examinations of the Bank to test compliance with the various regulatory requirements. The OTS can require an institution to re-value its assets based on appraisals and to establish specific valuation allowances. This supervision and regulation is intended primarily for the protection of depositors. Also, savings institutions are subject to certain reserve requirements under Federal Reserve Board regulations.

Insurance of Accounts

     The SAIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured member. Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 0 to 27 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized", which is the most favorable capital group and supervisory subgroup. SAIF-insured institutions are also assessed a premium of 0.648% of insured deposits to service the interest on Financing Corporation ("FICO") debt.

Regulatory Capital Requirements

     At June 30, 1998, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 1998, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following table illustrates the Bank's capital ratios compared to the regulatory requirements as of June 30, 1998. Dollar amounts are expressed in thousands.


                                                                                   As % of
                                                      As % of                       risk-
                                                       total            Risk-     weighted
                                          Core        assets            based      assets
                                       -------------------------    --------------------------
GAAP Capital (Bank only)               $ 62,253          8.6%          62,253         12.9%
Adjustments for regulatory capital:
  Intangible assets                        (138)          --             (138)          --
  General valuation allowances               --           --            5,277          1.0%
  Reverse effect of SFAS No. 115           (150)          --             (150)          --
                                       -------------------------    --------------------------
Regulatory capital                       61,965          8.6%          67,242         13.9%
Requirement                              28,975          4.0%          38,623          8.0%
                                       -------------------------    --------------------------
Excess                                 $ 32,990          4.6%          28,619          5.9%
                                       =========================    ==========================



Interest Rate Risk Component

     The OTS has adopted a rule which requires savings institutions with a "greater than normal" level of interest rate exposure to deduct amounts from their total capital for the purpose of calculating the risk-based capital requirement. The deduction is an amount equal to one-half of the difference between the institution's measured exposure and the "normal" exposure level (i.e., 2% of the estimated economic value of the institution's assets). The rule measures interest rate risk as the decline in Net Portfolio Value that would result from a 200 basis point increase or decrease in market interest rates. The rule sets forth a description of valuation methodologies for assets, liabilities, and off-balance sheet items. Subsidiaries that are deemed to be controlled by an institution under generally accepted accounting principles will be consolidated for purposes of calculating interest rate risk. Although the interest rate component was originally scheduled to become effective by December 31, 1994, the OTS has notified institutions to delay implementation until further notice.

Loans to One Borrower

     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of June 30, 1998, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries

     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of June 30, 1998, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and mortgage-backed securities. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of June 1998, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 5.2%.

     Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and MBS. During periods of falling interest rates, these prepayments increase and a greater demand exists for new loans. The Bank's customer deposits are partially impacted by area competition. Management is not currently aware of any other market or economic conditions that could materially impact the Bank's future ability to meet obligations as they come due.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
           There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.

Item 2.  Changes in Securities
           None.


Item 3.  Defaults Upon Senior Securities
           None.


Item 4.  Submission of Matters to a Vote of Security Holders.
           None.


Item 5.  Other Information
           None.

Item 6.  Exhibits and Reports on Form 8-K
            Report on Form 8-K dated April 15, 1998, which reported under Item 5, the consummation of a Merger agreement, whereby North American Savings Bank, F.S.B. became a wholly-owned subsidiary of NASB Financial, Inc. The Agreement and Plan of Merger, Articles of Incorporation for NASB Financial, Inc., and Bylaws of NASB Financial, Inc. were included as exhibits to the filing.



                           S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                         NASB Financial, Inc.


By (signature)                       /s/ David H. Hancock
(Name)                               David H. Hancock
(Title)                              Chairman and
                                     Chief Executive Officer
(Date)                               August 13, 1998


By (signature)                       /s/ Keith B. Cox
(Name)                               Keith B. Cox
(Title)                              Executive Vice President and
                                     Chief Financial Officer
(Date)                               August 13, 1998


19