Form 10-K405
period 1998-09-30
NASB FINANCIAL INC
filed 1998-12-29
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

            For the period ended    SEPTEMBER 30, 1998

                                   or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ________  to  ________


                   Commission File Number  0-24033

                        NASB FINANCIAL, INC.
        (Exact name of registrant as specified in its charter)

      Missouri                                  43-1805201
(State or other jurisdiction of              (IRS Employer
incorporation or organization)            Identification No.)

  12498 South 71 Highway, Grandview, Missouri         64030
    (Address of principal executive offices)       (Zip Code)

                          (816) 765-2200
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, $1.00 PAR VALUE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes   [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on December 24, 1998, was approximately $128.8 million.

     As of December 24, 1998, there were issued and outstanding
2,259,841 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 1998.
  2. Part III - Proxy Statement for the 1999 Annual Meeting of
Stockholders.

                                PART I
ITEM 1. BUSINESS
                          GENERAL DESCRIPTION

     NASB Financial, Inc. (the "Company") was formed in 1998 as a unitary thrift holding company of North American Savings Bank, F.S.B. ("North American" or the "Bank"). The Bank is a federally chartered stock savings bank, with its headquarters in the Kansas City area. The Bank began operating in 1927, and became a member of the Federal Home Loan Bank ("FHLB") of Des Moines in 1940. Its customer deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"), a division of the Federal Deposit Insurance Corporation ("FDIC"). The Bank converted to a stock form of ownership in September, 1985.

     The Bank's market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, and Lafayette in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices including one in Leawood, Kansas, and one each in Grandview, Lee's Summit, Independence, Harrisonville, Gladstone, and St. Joseph in Missouri. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri, and in Overland Park, Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

     The Bank's principal business is to attract deposits from the general public and to originate real estate loans, other loans and short-term investments. The Bank obtains funds mainly from deposits received from the general public, sales of loans and loan participations, advances from the FHLB and other borrowings, and principal repayments on loans and mortgage-backed securities ("MBS"). The Bank's primary sources of income include interest on loans, interest on MBS, customer service fees, and mortgage banking fees. Its primary expenses are interest payments on customer deposit accounts and borrowings and normal operating costs.

YEAR-END WEIGHTED AVERAGE YIELDS AND RATES
     The following table presents the year-end balances of interest-earning assets and interest-costing liabilities with weighted average yields and rates. Balances and weighted average yields include all accrual and non-accrual loans. Dollar amounts are expressed in thousands.



                                              As of 9/30/98       As of 9/30/97       As of 9/30/96
                                             ---------------     ---------------     ---------------
                                                      Yield/              Yield/              Yield/
                                             Balance   Rate      Balance   Rate      Balance   Rate
                                             ---------------     ---------------     ---------------
Interest-earning assets:
    Loans                                    $658,357  8.09%     $636,742  8.16%     $619,262  8.27%
    Mortgage-backed securities                 41,689  6.57%       51,279  7.16%       48,525  7.43%
    Investments                                13,170  7.81%       22,152  6.80%       10,654  7.24%
    Bank deposits                                  --    --           513  5.31%       10,087  4.98%
                                             ---------------     ---------------     ---------------
       Total earning assets                   713,216  7.99%      710,686  8.05%      688,528  8.15%
Non-earning assets                             22,838              22,778              22,560
                                             ---------------     ---------------     ---------------
         Total                               $736,054            $733,464            $711,088
                                             =========           =========           =========

Interest-costing liabilities:
    Customer deposit accounts                $545,504  5.04%     $520,544  5.29%     $499,631  5.29%
    FHLB advances                             109,210  5.77%      143,226  6.03%      145,242  6.00%
    Other borrowings                              200  7.50%        1,680  6.22%        1,565  5.98%
                                            ---------------     ---------------     ---------------
       Total costing liabilities              654,914  5.16%      665,450  5.45%      646,438  5.45%
Non-costing liabilities                        11,307               8,818              13,501
Stockholders' equity                           69,833              59,196              51,149
                                            ---------------     ---------------     ---------------
         Total                               $736,054            $733,464            $711,088
                                             =========           =========           =========
Net earning balance                            58,302              45,236              42,090
                                             =========           =========           =========
Earning yield less costing rate                        2.83%               2.60%               2.70%
                                                       =====               =====               =====


RATIOS
     The following table sets forth, for the periods indicated, North American's return on assets (net income divided by average total assets), return on equity (net income divided by average equity), and equity-to-assets ratio (average equity divided by average total assets). The Bank paid cash dividends on its common stock of $0.125 per share in February, May, August, and November 1995. Cash dividends of $0.15625 per share were paid in February, May, August, and November, 1996. Cash dividends of $0.20 per share were paid in February, May, August, and December 1997. Cash dividends of $0.25 were paid in February, May, and August 1998.

                                     Year ended September 30,
                         ----------------------------------------------
                            1998     1997     1996     1995     1994
                         ----------------------------------------------
Return on average assets    1.85%    1.53%    1.14%    1.41%    1.37%
Return on average equity   21.06%   20.07%   15.89%   20.05%   20.70%
Equity to asset ratio       8.78%    8.07%    7.19%    7.04%    6.87%
Dividend payout ratio      15.63%   15.38%   17.51%   10.15%     N/A



ASSET ACTIVITIES

LENDING ACTIVITIES
     The Bank, like most other savings institutions, has traditionally concentrated its lending activities on mortgage loans secured by residential property and, to a lesser extent, commercial property. The residential mortgage loan originations have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable, held for investment plus held for sale, for the periods indicated. The related discounts, premiums, deferred fees and loans-in-process accounts are excluded. Dollar amounts are expressed in thousands.



                                                                 September 30,
                                  --------------------------------------------------------------------------
                                        1998           1997           1996           1995           1994
                                    Amount  Pct.   Amount  Pct.   Amount  Pct.   Amount  Pct.   Amount  Pct.
                                  --------------------------------------------------------------------------
Mortgage loans:
 Permanent Loans on:
   Residential properties         $ 455,503  61    450,240  64    427,458  64    343,659  67    219,683  60
   Business properties               77,085  11     92,477  13    102,286  15     87,187  17     82,977  22
   Partially guaranteed by
     VA or insured by FHA            25,533   3     25,790   4     49,308   7     12,269   2      9,077   2
   Construction and development     150,729  20    102,131  14     62,881  10     38,459   8     31,718   9
                                  --------------------------------------------------------------------------
      Total mortgage loans          708,850  95    670,638  95    641,933  96    481,574  94    343,455  93
Commercial loans                      7,225   1     10,973   2     14,668   2     21,444   4     17,860   5
Installment loans to individuals     28,524   4     22,071   3     12,305   2      9,177   2      7,895   2
                                  --------------------------------------------------------------------------
                                  $ 744,599 100    703,682 100    668,906 100    512,195 100    369,210 100
                                  =========================================================================



     The following table sets forth information at September 30, 1998, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. As of September 30, 1998, net real estate loans totaled 85% of the Bank's assets. Dollar amounts are expressed in thousands.

                                        2000
                                      Through      After
                             1999       2003       2004       Total
                           -----------------------------------------
Mortgage Loans:
  Permanent:
  - at fixed rates        $  1,528     5,220     198,159     204,907
  - at adjustable rates         22     2,051     351,141     353,214
Construction and
  development:
  - at fixed rates           1,926     2,496       1,840       6,262
  - at adjustable rates    121,413    20,497       2,557     144,467
                           -----------------------------------------
Total mortgage loans       124,889    30,264     553,697     708,850
Commercial loans               341       676       6,208       7,225
Installment loans
   to individuals            3,075     9,025      16,424      28,524
                           -----------------------------------------
Total loans receivable    $128,305    39,965     576,329     744,599
                           =========================================


RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 1998, approximately 61% of total loans receivable were permanent conventional loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veteran's Administration ("VA") and loans insured by the Federal Housing Administration
("FHA"). As of September 30, 1998, approximately $25.5 million or 3% of the Bank's total loans were insured by the FHA or VA.

     The Bank's residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, or developers. North American periodically purchases real estate loans from other savings institutions or mortgage bankers. Loan originations and purchases must be approved by various levels of management and, depending on the loan amount, are subject to ratification by the Board of Directors.

     At the time a potential borrower applies for a single family residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at the lower of cost or fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider a property's loan-to-value ratio and the borrower's ability to repay the loan.

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are offered to owner/occupants, to persons building a residence for seasonal use or for investment purposes, and to builders/developers who build properties to be sold. As of September 30, 1998, approximately 20% of the Bank's total loans receivable were construction and development loans. Construction loans are originated at interest rates that adjust daily based on a pre-determined percentage above the prime lending rate. Most construction loans are due and payable within one year or else converted to a permanent loan. In some cases extensions are permitted if payments are current and the construction has continued satisfactorily. Land acquisition and development loans for the purpose of developing raw land into residential or commercial property typically have three-year terms at floating interest rates.

     The Bank's requirements for a construction loan are similar to those of a mortgage on an existing residence. In addition, the borrower must submit accurate plans, specifications, and cost projections of the property to be constructed. North American's staff performs periodic inspections of each property during construction to ensure adequate progress is achieved before scheduled loan disbursements are made.

     During fiscal year 1997, the Bank purchased the operations of Construction Financial Services ("CFS") in Leawood, Kansas.
Management believes the acquisition will help North American increase its share of construction and development business in Johnson County, Kansas.

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 1998, commercial real estate loans on business properties were $77 million or 11% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

CONSUMER LOANS
     As of September 30, 1998, consumer installment loans and lease financing to individuals represented approximately 4% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence. During fiscal 1997, the Bank began offering more traditional consumer loan products in an effort to provide a wider range of banking products to its customers.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained). At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 1998, the Bank sold $127.7 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 1998, the Bank had loans held for sale with a carrying value of $131.8 million, which included $0.5 million in commercial residential loans that are insured by the FHA. The Bank holds options to put these loans back to the FHA during specified periods in the future. Management plans to exercise the options if future market conditions are favorable, which precludes management's intention to hold them to maturity.

CLASSIFIED ASSETS, DELINQUENCIES, AND ALLOWANCE FOR LOSS
     CLASSIFIED ASSETS. In accordance with the asset classification system outlined by the Office of Thrift Supervision ("OTS"), North American's problem assets are classified as either "substandard,"
"doubtful," or "loss."

     An asset is considered substandard if it is inadequately protected by the borrower's current net worth, the borrower's ability to repay, or the value of collateral. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence without establishing a specific loss reserve is not warranted.

     When the Bank classifies a problem asset, it establishes a specific loss allowance needed to reduce its book value to the present value of the expected future cash flows discounted at the loan's initial effective interest rate, or as a practical expedient, to the loan's observable market price or the fair value of the collateral, if the loan is dependent on collateral. In addition, general valuation allowances ("GVA") are established by management. GVA represents allowances that recognize inherent risks associated with lending activities but have not yet been allocated to particular assets. When the Bank classifies all or part of problem assets as loss, it establishes a specific loss allowance equal to 100% of the loss classification. The OTS reviews North American's asset classification during each examination and can require changes to asset classifications, specific loss allowances, GVA, and loan loss provision.

     Each month, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table summarizes the Bank's classified assets. Dollar amounts are expressed in thousands.

                                      As of September 30,
                      -------------------------------------------------
                         1998      1997      1996      1995      1994
                      -------------------------------------------------
Asset Classification
  Substandard          $10,772    10,263     9,482     8,844    11,148
  Doubtful                   8        12        15        17        --
  Loss                   1,956     2,944     2,967     2,716     2,457
                      -------------------------------------------------
  Total Classified      12,736    13,219    12,464    11,577    13,605
Allowance for
  loan/REO losses       (7,701)   (7,952)   (7,551)   (7,060)   (7,859)
                      -------------------------------------------------
Net classified assets  $ 5,035     5,267     4,913     4,517     5,746
                      =================================================
Net classified to total
   classified assets        40%       40%       39%       39%       42%
                      =================================================

     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                                      As of September 30,
                      -------------------------------------------------
                         1998      1997      1996      1995      1994
                      -------------------------------------------------

Total Assets          $736,054   733,464   711,088   641,838   568,577
                      =================================================

Non-accrual loans     $  3,854     3,679     3,303       985     1,331
Troubled debt
  Restructurings         9,827    14,678    11,686    14,312    15,562
Net real estate and
  other assets acquired
  through foreclosure    3,232     4,184     4,377     4,462     4,572
                      -------------------------------------------------
    Total             $ 16,913    22,541    19,366    19,759    21,465
                      =================================================
Percent of total
   Assets                 2.30%     3.07%     2.72%     3.08%     3.78%
                      =================================================


     DELINQUENCIES. The following table summarizes delinquent loan information.

                                  As of September 30, 1998
                           -------------------------------------
                           Number of                  Percent of
Loans delinquent for         Loans        Amount     Total Loans
----------------------------------------------------------------
  30 to 89 days                86        $ 4,848         0.7%
  90 or more days              48          3,854         0.6%
                           -------------------------------------
      Total                   134        $ 8,702         1.3%
                           =====================================


                                 As of September 30, 1997
                           -------------------------------------
                           Number of                  Percent of
Loans delinquent for         Loans        Amount     Total Loans
----------------------------------------------------------------
  30 to 89 days                77        $ 4,904         0.7%
  90 or more days              46          3,679         0.6%
                           -------------------------------------
      Total                   123        $ 8,583         1.3%
                           =====================================


     The effect of non-performing loans on interest income for fiscal year 1998 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 1998                              $ 3,854
                                                           =======
Gross amount of interest income that would have
  been recorded during fiscal 1998 if these loans
  had been performing                                     $   345
Actual amount included in interest income for fiscal 1998     109
                                                           -------
Interest income not recognized on non-performing loans	   $   236
                                                           =======

     ALLOWANCE FOR LOSS. Management records a provision for estimated loan losses in an amount sufficient to cover current net charge-offs and potential future losses based on an analysis of risks inherent in the loan portfolio. Management continually monitors the performance of the loan portfolio and establishes specific loss allowances when warranted. Specifically, when it appears that a property and borrower are no longer capable of full repayment, management establishes a specific loss allowance to reduce the loan's book value to fair value based on the anticipated results of collections. In addition, management establishes a GVA through charges to the provision for loan loss based on an assessment of the portfolio's credit risk, other than specifically identified problem loans. Management attempts to maintain a GVA proportionate to the level of risk in the Bank's performing loan portfolio.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.

                                         September 30,
                            -----------------------------------------
                               1998    1997    1996    1995    1994
                            -----------------------------------------
Balance at beginning of year $ 6,272   5,836   5,484   6,285   5,962
Total provisions                  64     477     633    (749)    328
Recoveries (charge-offs)          29     (41)   (281)    (52)     (5)
                            -----------------------------------------
Balance at end of year       $ 6,365   6,272   5,836   5,484   6,285
                            =========================================


     The following table is a summary of quarterly loss provisions for the years ended September 30. Dollar amounts are expressed in thousands.
                             1998        1997
                       ---------------------------
1st quarter provision      $    6          15
2nd quarter provision         308         220
3rd quarter provision          75         173
4th quarter provision        (325)         69
                       ---------------------------
   Total                   $   64         477
                       ===========================


     During the fourth quarter of fiscal 1998, management booked a negative provision for losses on loans after a periodic analysis of the Bank's GVA on loans showed the Bank to be over reserved. The excess GVA was accumulated as a result of several recoveries on residential loans during that quarter.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE
     The Bank's staff attempts to contact borrowers who fail to make scheduled payments, generally after a payment is more than 15 days past due. In most cases, delinquencies are cured promptly. If a delinquency exceeds 90 days, North American will implement measures to remedy the default, such as accepting a voluntary deed for the property in lieu of foreclosure or commencing a foreclosure action. If a foreclosure occurs, the property is classified as real estate owned ("REO") until the property is sold. North American sometimes finances the sale of foreclosed real estate ("loan to facilitate"). Loans to facilitate may involve a reduced down payment, a reduced rate, or a longer term than the Bank's typical underwriting standards.

     If a loan has a specific loss reserve at the time it is foreclosed, the specific reserve is netted against the loan balance in recording the foreclosed loan as REO. Management records a provision for losses on REO when, subsequent to foreclosure, the estimated net realizable value of a repossessed asset declines below its book value. The following table sets forth activity in the allowance for loss on REO. Dollar amounts are expressed in thousands.

                                           September 30,
                             -----------------------------------------
                                1998    1997    1996    1995    1994
                             -----------------------------------------
Beginning allowance for loss  $ 1,680   1,715   1,576   1,574   2,216
Provisions                     (1,987)   (172)      3     203    (930)
Net recoveries (charge-offs)    1,643     137     136    (201)    288
                             -----------------------------------------
Allowance for loss
   at year-end                $ 1,336   1,680   1,715   1,576   1,574
                             =========================================

SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
     On October 1, 1994, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, management classifies debt securities as available for sale if the Bank does not have the intention and ability to hold it until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded in a separate component of stockholders' equity. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments for interest rate risk management or to accomplish any hedging strategies.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and Government National Mortgage Association
("GNMA"). As of September 30, 1998, the Bank had $4.9 million in fixed rate and $8.7 million in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The Bank also had $3.6 million in CMO bonds and $6.7 million in other asset-backed securities held to maturity.

INVESTMENT SECURITIES
     As of September 30, 1998, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

SOURCE OF FUNDS
     In addition to customer deposits, the Bank obtains funds from loan and MBS repayments, sales of loans held-for-sale and securities available-for-sale, investment maturities, FHLB advances, and other borrowings. Loan repayments, as well as the availability of customer deposits, are influenced significantly by the level of market interest rates. Borrowings may be used to compensate for insufficient customer deposits or to support expanded loan and investment activities.

CUSTOMER DEPOSITS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.


                                                         September 30,
                                 -----------------------------------------------------------------------
                                       1998          1997          1996          1995          1994
                                   Amount  Pct.  Amount  Pct.  Amount  Pct.  Amount  Pct.  Amount  Pct.
                                 --------------  ------------  ------------  ------------  -------------
Type of Account and Rate:
Demand deposit accounts         $  60,803   11   51,934   10   43,073    8   48,919    9   59,594   12
Savings accounts                   78,991   14   70,457   13   63,495   11   54,438   10   30,652    6
Money market demand accounts        8,276    2    9,723    2   19,560    4   19,183    4   32,257    7
Certificates of deposit           397,434   73  388,430   75  373,503   77  407,088   77  361,164   75
                                 -----------------------------------------------------------------------
                                $ 545,504  100  520,544  100  499,631  100  529,628  100  483,667  100
                                 ======================================================================
Weighted average interest rate       5.04%         5.29%         5.29%         5.49%         4.68%
                                 ======================================================================




     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        1998      1997      1996      1995      1994
                     -------------------------------------------------
Deposit receipts     $582,168   540,220   473,035   586,266   672,076
Deposits purchased         --        --        --        --    33,896
Withdrawals           576,831   537,489   485,992   557,424   673,046
Deposit receipts and
  purchases in excess
  of (less than)
  withdrawals           5,337     2,731   (12,957)   28,842    32,926
Deposits sold              --        --   (36,225)       --        --
Interest credited      19,623    18,182    19,185    17,119    12,837
                     -------------------------------------------------
Net increase
   (decrease)        $ 24,960    20,913   (29,997)   45,961    45,763
                     =================================================
Balance at end
  of year            $545,504   520,544   499,631   529,628   483,667
                     =================================================

     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

FHLB ADVANCES AND OTHER BORROWINGS
     FHLB advances are an important source of borrowing for North American. The FHLB functions as a central reserve bank providing credit for thrifts and other member institutions. As a member of the FHLB, North American is required to own stock in the FHLB of Des Moines and can apply for advances, collateralized by the stock and certain types of residential mortgages, provided that certain standards related to credit-worthiness are met.

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, particularly when management determines that it can profitably invest the advances over their term. During fiscal 1998, the Bank borrowed an additional $291 million in advances and as of September 30, 1998, had a balance of $109.2 million (16% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                    As of September 30,
                    -------------------------------------------------
                       1998      1997      1996      1995      1994
                    -------------------------------------------------
FHLB advances       $109,210   143,226   145,242    50,258    28,275
Other notes payable      200     1,680     1,565     1,690     6,096
                    -------------------------------------------------
   Total            $109,410   144,906   146,807    51,948    34,371
                    =================================================
Weighted avg. rate      5.77%     6.03%     6.00%     6.63%     7.42%
                    =================================================

     As of September 30, 1998, the Bank had no category of short-term borrowings for which the average balance outstanding during the year was more than stockholders' equity.


                            OTHER ACTIVITIES

SERVICE CORPORATION ACTIVITIES
     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") substantially limits the types of service corporation activities permissible by the Bank. North American's service corporation, Nor-Am, was incorporated in 1972. Nor-Am sells tax-deferred annuities and mutual funds through the Bank's branch offices and credit life and disability insurance to loan customers.


                            OTHER INFORMATION

EMPLOYEES
     As of September 30, 1998, the Bank and its subsidiaries had 296 employees. Management considers its relations with the employees to be excellent.

     The Bank currently maintains a comprehensive employee benefit program including a qualified pension plan, hospitalization and major medical insurance, paid vacations, paid sick leave, long-term disability insurance, life insurance, and reduced loan fees for employees who qualify. The Bank's employees are not represented by any collective bargaining group.

COMPETITION
     The Bank, like other savings institutions, is operating in a changing environment. Non-depository financial service companies such as securities dealers, insurance agencies, and mutual funds have become competitors for retail savings and investments. In addition to offering competitive interest rates, a savings institution can attract customer deposits by offering a variety of services and convenient office locations and business hours. Mortgage banking/brokerage firms compete for the residential mortgage business. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturity, loan fees, and the quality of service to borrowers and brokers.

                             REGULATION
GENERAL
     Federal savings institutions are members of the FHLB System and their deposits are insured by the SAIF, a division of the Federal Deposit Insurance Corporation ("FDIC"). They are subject to extensive regulation by the OTS as the chartering authority and now, since the passage of the FIRREA, the FDIC. SAIF insured institutions are limited in the transactions in which they may engage by statute and regulation, which in certain instances may require an institution to conform with regulatory standards or to receive prior approval from regulators. Institutions must also file periodic reports with these government agencies regarding their activities and their financial condition. The OTS and FDIC make periodic examinations of the Bank to test compliance with the various regulatory requirements. If it is deemed appropriate, the FDIC can require a re-valuation of the Bank's assets based on examinations and they can require the Bank to establish specific allowances for loss that reflect any such re-valuation. This supervision and regulation is intended primarily for the protection of depositors. Savings institutions are also subject to certain reserve requirements under Federal Reserve Board regulations.

     The enforcement provisions of the Federal Deposit Insurance Act ("FDI Act") are applicable to savings institutions and savings and loan holding companies. While the OTS is primarily responsible for enforcing those provisions, the FDIC also has authority to impose enforcement action on savings institutions in certain situations. The jurisdiction of the FDI Act's enforcement powers cover all "insured-related parties" including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Regulators have broad flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from requiring a capital plan, restricting operations, or terminating deposit insurance. The FDIC can recommend to the director of the OTS (the "Director") enforcement action, and if action is not taken by the Director, the FDIC has the authority to compel such action under certain circumstances.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
("FDICIA")
     Key provisions of FDICIA allow the Bank Insurance Fund ("BIF") of the FDIC to increase its borrowing from the Treasury Department. The BIF can also borrow up to 90% of the fair market value of its assets to provide working capital. These borrowed funds will be repaid from assessments on the banking industry.

     The FDICIA required the FDIC to formulate safety and soundness standards, effective December 31,1993. The standards address matters such as underwriting and documentation standards, internal controls and audit systems, interest rate risk, and compensation and other employee benefits.

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 1998, of $5.9 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     As a member of the FHLB System, the Bank is required to maintain an average balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the OTS to an amount within the range of 4% to 10%, depending on economic conditions and the savings flows of member banks. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less.

Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank's average liquidity for the month of September 1998 was 11.31%.

INSURANCE ON CUSTOMER DEPOSIT ACCOUNTS
     The SAIF insures the Bank's deposit accounts to a maximum of $100,000 for each insured member. Deposit premiums are determined using a Risk-Related premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law. The Funds Act outlined a one-time assessment of 65.7 basis points of insured deposits, which was used to increase the SAIF to 1.25% of total insured deposits. Beginning January 1, 1997, annual deposit insurance premiums range from 0 to 27 basis points of insured deposits based on where an institution fits on the RRPS. North American is considered to be "well capitalized" and has been placed in the most favorable capital subgroup. In addition to deposit insurance premiums, SAIF-insured institutions are currently assessed a premium of 0.61% of insured deposits, which is used to service the interest on the Financing Corporation ("FICO") debt.

     The FDIC has authority to conduct examinations of, require reporting of, and initiate enforcement actions against a thrift. Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

REGULATORY CAPITAL REQUIREMENTS
	Regulations require that thrifts maintain minimum levels of regulatory capital, which are at least as stringent as those imposed on national banks by the Office of the Comptroller of the Currency
("OCC").

     LEVERAGE LIMIT. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible assets.
"Core capital" includes (i) common stockholders' equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 1998, the Bank had no supervisory goodwill and $289,000 of the Bank's servicing rights were deducted from its regulatory capital. At September 30, 1998, the Bank's core capital ratio was 8.7%

     TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 1998, North American's regulatory tangible capital was 8.5% of tangible assets.

     RISK-BASED CAPITAL REQUIREMENT. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 1998, the Bank's current risk-based regulatory capital was 13.6% of risk-weighted assets.

     INTEREST RATE RISK RULE. The OTS has adopted a rule, which requires that thrifts with a "greater than normal" level of interest rate exposure to deduct amounts from their total capital for the purpose of calculating the risk-based capital requirement.

The deduction is an amount equal to one-half of the difference between an institution's measured exposure and the "normal" exposure level (i.e., 2% of the estimated economic value of the institution's assets). The rule measures interest rate risk as the decline in Net Portfolio Value that would result from a 200 basis point increase or decrease in market interest rates. The rule sets forth a description of valuation methodologies for assets, liabilities, and off-balance sheet items. Although the interest rate component was originally scheduled to become effective by December 31, 1994, the OTS has notified institutions to delay implementation until further notice.

OTS ASSESSMENTS
     The OTS has a sliding scale assessment formula to provide funding for its operations. Troubled savings associations are charged a "premium assessment" at a rate of 50% higher than non-troubled savings associations at the same level of assets. Non-troubled institutions are charged "general assessments." The changes in assessment fees reflect the increased supervisory attention that troubled institutions require from the OTS, which in turn increases the cost of regulation and examinations.

EQUITY RISK INVESTMENTS
     OTS regulations limit the aggregate amount that an insured institution may invest in real estate, service corporations, equity securities, and nonresidential construction loans and loans with loan-to-value ratios greater than 80%. Under the regulations, savings associations which meet their minimum regulatory capital requirements and have tangible capital of less than 6% of total liabilities may make aggregate equity risk investments equal to the greater of 3% of assets or two and one-half times their tangible capital. Savings associations that meet their minimum regulatory capital requirements and have tangible capital equal to or greater than 6% of total liabilities may make aggregate equity risk investments of up to three times their tangible capital.

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 1998, North American had no loans that exceeded its loans-to-one-borrower limit.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 1998, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. The balance maintained to meet these reserve requirements may also be used to satisfy the liquidity requirements imposed by the OTS. As of September 30, 1998, North American met its reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank's "discount window," but only after exhausting all FHLB sources of borrowing.

                               TAXATION

     The Company is subject to the general applicable corporate tax provisions of the Internal Revenue Code ("Code") and the Bank is subject to certain additional provisions of the Code which apply to
savings institutions and other types of financial institutions.   The
Company most recently underwent an examination by the IRS during fiscal year 1996.

BAD DEBT RESERVES
     Prior to October 1, 1996, the Bank was allowed a special bad debt deduction for additions to tax bad debt reserves established for the purpose of absorbing losses. This deduction was either based on an institution's actual loss experience (the "experience method") or, subject to certain tests relating to the composition of assets, based on a percentage of taxable income ("percentage method"). Under the percentage method, qualifying institutions generally deducted 8% of their taxable income. For fiscal year 1996, the bank used the percentage of taxable income method.

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 1998 and 1997, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under the new tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture will be completed over a six-year phase-in period. The phase-in period will be delayed for two years for institutions who meet certain residential lending requirements. As of September 30, 1998, North American had approximately $2 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock has forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture is more than offset by opportunity to buy treasury stock at lower average market prices.

MINIMUM TAX
     For taxable years beginning after December 31, 1986, the alternative minimum tax rate is 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences and is payable to the extent such preferences exceed an exemption amount.

STATE TAXATION
     The Bank is subject to a special financial institution tax based on 7% of net income. This tax is in lieu of all other taxes on thrift institutions except taxes on real estate, tangible personal property owned by the Bank, contributions paid to the State unemployment insurance fund, and sales/use taxes.


ITEM 2.  PROPERTIES
     North America's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has 6 branch offices, 7 loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 1998, was approximately $3.3 million.

                               Date         Owned/         Lease
Location                     Occupied       Leased       Expiration
-----------------------------------------------------------------------
12498 South 71 Highway
Grandview, Missouri            1972          Owned

646 N, 291 Highway
Lees Summit, Missouri          1992          Leased      November 2002

8501 North Oak Trafficway
Kansas City, Missouri          1994          Owned

920 North Belt
St. Joseph, Missouri           1979          Owned

8840 State Line Road
Leawood, Kansas                1994          Owned

2002 E Mechanic
Harrisonville, Missouri        1975          Owned

                              Date          Owned/         Lease
Location                     Occupied       Leased       Expiration
-----------------------------------------------------------------------
11221 E 23rd  St.
Independence, Missouri        1990          Owned

12125-D Blue Ridge Extension
Grandview, Missouri           1990          Leased       January 2000

949 NE Columbus
Lee's Summit, Missouri        1993          Leased       November 2002

12900 Metcalf - Suite 140
Overland Park, Kansas         1996          Leased          March 1999

1611 Des Peres Rd. - Suite 110
St. Louis, Missouri           1994          Leased        February 2001

1014 Country Club Road
St. Charles, Missouri         1997          Leased        February 2000

11237 Nall Avenue
Leawood, Kansas               1997          Leased            May 2002

5620 SW 29th Street
Topeka, Kansas                1998          Leased           August 2001

3322 South Campbell - Suite W
Springfield, Missouri         1993          Leased           August 2001


ITEM 3.  LEGAL PROCEEDINGS
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.


                                PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 39 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 11 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 12 through 35 of the 1998 Annual Report to Stockholders is incorporated herein by reference. See Item 14 below for a list of the financial statements and notes so incorporated.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE
     A report on Form 8-K was filed on January 16, 1998, with the OTS by North American Savings Bank, F.S.B. This event occurred prior to the Bank's merger with NASB Financial, Inc. The report gave notification of a change in registrant's certifying accountants from Ernst & Young LLP to Deloitte & Touche LLP. This change was made as a matter of corporate policy to periodically rotate accounting firms, and there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 3 through 11 of the Company's Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 3 through 11 of the Company's Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information appearing on page 2 of the Company's Proxy
Statement for the 1999 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on pages 10 through 11 of the Company's Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

(1) Financial Statements

     The following consolidated financial statements of NASB Financial, Inc. and the independent auditor's report thereon which appear in the Company's 1998 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 1998, and 1997 (Annual Report - Page 12).

     Consolidated Statements of Income for the years ended September 30, 1998, 1997, and 1996 (Annual Report - Page 13).

     Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1998, 1997, and 1996 (Annual   Report - Page 16).

     Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997, and 1996 (Annual Report - Pages 14 and 15).

     Notes to Consolidated Financial Statements (Annual Report - Pages 17 through 35).

     Report of Independent Auditors (Annual Report - Page 36).

(2)  Financial Statement Schedules.
     Schedules are provided in the Consolidated Financial Statements.

(3)  Exhibits.

Exhibit
Number
--------
 2     Agreement and Plan of Merger by and among North American Savings
Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB Financial Inc.
Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

 3     Federal Stock Savings Bank Charter and Bylaws.  Exhibit 3 to Form
10-K for fiscal year ended September 30, 1992, dated December 27, 1992, and incorporated herein by reference.

 3.1 Articles of Incorporation of NASB Financial, Inc. Exhibit 3.1 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

 3.2 Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

10.1 Employees' Stock Option Plan and specimen copy of Option Agreement entered into between the Company and the Plan participants. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference.)

10.2 Amended and Restated Retirement Income Plan for Employees of North American Savings Bank dated September 30, 1988, dated December 20, 1988, and incorporated herein by reference).

* 13   1998 Annual Report to Stockholders.

22     Subsidiaries of the Registrant at September 30, 1998, listed on page 1.

23     Proxy Statement of NASB Financial, Inc. for the 1999 Annual
Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

          * Filed Herewith

(b) Reports of Form 8-K.

     A report on Form 8-K was filed on April 15, 1998, which described the formation of NASB Financial, Inc. and its merger with North American Savings Bank, F.S.B. The filing included the Agreement and Plan of Merger (exhibit 2), the Articles of Incorporation of NASB Financial, Inc. (exhibit 3.1), and the Bylaws of NASB Financial, Inc. (exhibit 3.2).

     A report on Form 8-K was filed on January 16, 1998, with the OTS by North American Savings Bank, F.S.B. This event occurred prior to the Bank's merger with NASB Financial, Inc. The report gave notification of a change in registrant's certifying accountants from Ernst & Young LLP to Deloitte & Touche LLP. This change was made as a matter of corporate policy to periodically rotate accounting firms, and there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

                               SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NASB FINANCIAL, INC.

                             By:      /s/ David H. Hancock
                                      David H. Hancock
                                      Chairman

Date:  December 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                        Title

/s/ David H. Hancock             Chairman (Chief Executive Officer)
David H. Hancock


/s/ Walter W. Pinnell            President
Walter W. Pinnell


/s/ Keith B. Cox                 Chief Financial Officer
Keith B. Cox                     (Principal Accounting Officer)


/s/ Frederick V. Arbanas         Director
Frederick V. Arbanas


/s/ Barrett Brady                Director
Barrett Brady


/s/ Linda S. Hancock             Director
Linda S. Hancock


/s/ W. Russell Welsh             Director
W. Russell Welsh


/s/ James A. Watson              Director
James A. Watson