Form 10-Q
period 1998-12-31
NASB FINANCIAL INC
filed 1999-02-12
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended:    December 31, 1998

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

                                          Yes [X]     No [ ]

     The number of shares of Common Stock of the Registrant outstanding as of February 9, 1999, was 2,260,841.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)



                                           December 31,  September 30,
                                              1998            1998
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $   6,884      $   3,331
Securities available for sale
  (amortized cost of $5,888 and
   $7,485 at December 31, 1998, and
   September 30, 1998, respectively)           5,586          7,209
Stock in Federal Home Loan Bank, at cost       5,961          5,961
Mortgage-backed securities:
  Available for sale (amortized cost of
    $17,053 and $17,824 at December 31,
    1998, and September 30, 1998,
    respectively)                             16,582         17,742
  Held to maturity                            21,076         23,947
Loans receivable:
  Held for sale                              129,911        131,845
  Held for investment, net                   540,039        526,512
Accrued interest receivable                    4,146          4,455
Real estate owned, net                         2,515          3,232
Premises and equipment, net                    4,926          4,818
Mortgage servicing rights, net                 5,206          4,517
Other assets                                   2,636          2,485
                                           ----------     ----------
                                           $ 745,468      $ 736,054
                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 546,408      $ 545,504
  Advances from Federal Home Loan Bank       114,170        109,210
  Other borrowings                               200            200
  Escrows                                      1,236          5,915
  Income taxes payable                         3,361          1,606
  Accrued expenses and other liabilities       7,464          3,786
                                           ----------     ----------
      Total liabilities                      672,839        666,221
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $1.00 par value:
    3,000,000 authorized; 2,367,828 issued
    at December 31, 1998, and 2,333,828,
    issued at September 30, 1998               2,368          2,334
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none outstanding                              --             --
  Additional paid-in capital                  12,815         12,262
  Retained earnings                           61,984         59,527
  Treasury stock, at cost; 107,987 shares
    at December 31, 1998, and at September
    30, 1998.                                 (4,070)        (4,070)
  Unrealized net loss on securities
    available for sale                          (468)          (220)
                                           ----------     ----------
      Total stockholders' equity              72,629         69,833
                                           ----------     ----------
                                             745,468        736,054
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)

                                                Three Months Ended
                                                     December 31,
                                               -----------------------
                                                 1998           1997
                                               ---------      ---------
Interest on loans                              $ 14,533       $ 14,245
Interest on mortgage-backed securities              482            894
Interest and dividends on investments               234            376
Other interest income                               223            159
                                               ---------      ---------
  Total interest income                          15,472         15,674
                                               ---------      ---------

Interest on customer deposit accounts             6,680          6,810
Interest on advances and notes payable            1,679          2,132
                                               ---------      ---------
  Total interest expense                          8,359          8,942
                                               ---------      ---------
    Net interest income                           7,113          6,732
Provision for loan losses                            75              7
                                               ---------      ---------
    Net interest margin after provision
      for loan losses                             7,038          6,725
                                               ---------      ---------
Other income (expense):
  Loan servicing fees                              (274)           173
  Customer service fees and charges                 532            444
  Impairment of mortgage servicing rights          (104)            --
  Gain on sale of securities held for sale           94             --
  Gain on sale of loans held for sale             2,239          1,237
  Other                                             334            479
                                                --------       --------
    Total other operating income                  2,821          2,333
                                                --------       --------
General and administrative expenses:
  Compensation and fringe benefits                2,921          2,467
  Premises and equipment expense                    582            571
  Advertising and business promotion                182             53
  Federal deposit insurance premiums                 79             81
  Other                                           1,158            792
                                                --------       --------
    Total general and administrative expenses     4,922          3,964
                                                --------       --------
    Income before income taxes                    4,937          5,094
Income tax expense                                1,922          1,961
                                                --------       --------
    Net income                                    3,015          3,133
                                                ========       ========
Basic earnings per share                           1.35           1.40
                                                ========       ========
Diluted earnings per share                         1.34           1.39
                                                ========       ========

Weighted average shares outstanding           2,233,811      2,236,929

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                Additional                     Unrealized      Total
                                     Common      paid-in   Retained   Treasury   Gains and   stockholders'
                                      stock      capital   earnings     stock    (losses)     equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands, except per share data)
Balance at September 30, 1998       $ 2,334       12,262     59,527     (4,070)     (220)      69,833
  Change in unrealized gains and
    (losses), net of income taxes
     of $165                             --           --         --         --      (248)        (248)
  Cash dividends declared                --           --       (558)        --        --         (558)
  Stock options exercised                34          553         --         --        --          587
  Net income for first fiscal quarter    --           --      3,015         --        --        3,015
                                  -----------------------------------------------------------------------
Balance at December 31, 1998        $ 2,368       12,815     61,984     (4,070)     (468)      72,629
                                  =======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                                     Three months ended December 31,
                                                                   ----------------------------------
                                                                           1998           1997
                                                                   ----------------------------------
Cash flows from operating activities:
  Net income                                                           $   3,015          3,133
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                                               243            247
  Amortization and accretion                                                  47           (491)
  Gain on sale of securities available for sale                              (94)            --
  Impairment of originated mortgage servicing rights                         104             --
  Gain on sale of loans held for sale                                     (2,239)        (1,237)
  Provision for loan losses                                                   75              7
  Provision for losses on real estate owned                                   --             85
  Origination and purchase of loans held for sale                       (128,471)       (89,114)
  Sale of loans held for sale                                            119,575         76,485
Changes in:
  Accrued interest receivable                                                309            124
Accrued expenses and other liabilities and current taxes payable           5,433          1,515
                                                                   ----------------------------------
    Net cash used in operating activities                                 (2,003)        (9,246)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                                       2,423          1,314
    Available for sale                                                     1,280          1,967
  Principal repayments of mortgage loans held for investment
    and held for sale                                                     52,439         51,956
  Principal repayments of other loans                                      5,399          6,090
  Principal repayments of securities:
    Available for sale                                                        30             30
  Loan origination - mortgage loans held for investment                  (46,943)       (38,544)
  Loan origination - other loans                                          (6,824)        (4,167)
  Purchase of mortgage loans held for investment                          (5,379)        (4,440)
  Proceeds from sale of securities available for sale                      1,657             --
  Proceeds for sale of real estate owned                                     688            433
  Equipment purchases                                                       (352)          (158)
  Other cash flows from investing activities                                 511             14
                                                                   ----------------------------------
    Net cash provided by investing activities                              4,929         14,495


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                                     Three months ended December 31,
                                                                   ----------------------------------
                                                                           1998           1997
                                                                   ----------------------------------
Cash flows from financing activities:
  Net increase in customer deposit accounts                                  904          3,180
  Proceeds from advances from FHLB                                         5,000          9,000
  Repayment on advances from FHLB                                            (40)       (14,004)
  Cash dividends paid                                                       (558)          (447)
  Repurchase of common stock                                                  --            (42)
  Proceeds from issuance of notes payable                                     --          2,154
  Net decrease in escrows                                                 (4,679)        (4,644)
                                                                   ----------------------------------
    Net cash provided by (used in) financing activities                      627         (4,803)
                                                                   ----------------------------------
    Net increase in cash and cash equivalents                              3,553            446
Cash and cash equivalents at beginning of the period                       3,331          3,267
                                                                   ----------------------------------
Cash and cash equivalents at end of period                             $   6,884          3,713
                                                                   ==================================


Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds received)                 $      --            (36)
  Cash paid for interest                                                   8,456          9,038

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans to real estate owned                           $     230            377
    Conversion of real estate owned to loans                                  78             --
    Capitalization of originated mortgage servicing rights                 1,300            576
    Capitalization of originated mortgage servicing interest only strips     805            343
    Excess servicing reclassified to mortgage-backed securities available
      for sale (interest only strip securities)                               --          1,527




See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999.

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


(3) COMPREHENSIVE INCOME

     For the period ended December 31, 1998, the Company reported net income of $3,015,000. Total comprehensive income, reported pursuant to SFAS No. 130, "Reporting Comprehensive Income," was $2,767,000, which includes the change in the accumulated unrealized gains and losses on available for sale securities, net of income taxes of $165,000.


(4) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale.

                                        December 31, 1998
                        ------------------------------------------------
                                      Gross        Gross      Estimated
                        Amortized   unrealized   unrealized     market
                          cost        gains        losses       value
                        ------------------------------------------------

U.S. Government
  Obligations           $ 3,150          --           (8)        3,142
Equity securities         2,738          --         (294)        2,444
                        ------------------------------------------------
   Total                $ 5,888          --         (302)        5,586
                        ================================================

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale.


                                                                 December 31, 1998
                                                   ------------------------------------------------
                                                                  Gross        Gross      Estimated
                                                   Amortized   unrealized   unrealized     market
                                                      cost        gains        losses       value
                                                   ------------------------------------------------
Pass-through certificates guaranteed by
   GNMA - fixed rate                               $  6,218          17           --         6,235
FNMA pass-through certificates - fixed rate           6,606          26           --         6,632
Mortgage-backed derivatives (including CMO
   residuals and interest-only securities)            4,229          14         (528)        3,715
                                                   ------------------------------------------------
    Total                                          $ 17,053          57         (528)       16,582
                                                   ================================================




(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity.

                                                                   December 31, 1998
                                                   ------------------------------------------------
                                                                  Gross        Gross      Estimated
                                                   Amortized   unrealized   unrealized     market
                                                      cost        gains        losses       value
                                                   ------------------------------------------------

FHLMC participation certificates:
   Fixed rate                                      $  3,474         103            1         3,576
   Balloon maturity and adjustable rate               6,810          76           --         6,886
FNMA pass-through certificates:
   Fixed rate                                           508          --           --           508
   Balloon maturity and adjustable rate                 786          --            2           784
Pass-through certificates guaranteed
     by GNMA - fixed rate                               499          35           --           534
Collateralized mortgage obligation bonds              3,417         319            2         3,734
Other asset-backed securities                         5,582         830          134         6,278
                                                   ------------------------------------------------
     Total                                         $ 21,076       1,363          139        22,300
                                                   ================================================




(7) LOANS RECEIVABLE

     Loans receivable are as follows:

                                            December 31,1998
                                         (Dollars in thousands)
                                          --------------------
LOANS HELD FOR INVESTMENT:
  Mortgage Loans:
    Permanent loans on:
      Residential properties                     $ 307,269
Business properties                                 82,190
Partially guaranteed by VA or insured by FHA        32,024
Construction and development                       153,325
                                                 ----------
   Total mortgage loans                            574,808
Commercial loans                                     6,869
Installment loans to individuals                    30,069
                                                 ----------
Total loans held for investment                    611,746
Less:
  Undisbursed loan funds                           (59,292)
  Unearned discounts and fees on loans, net         (6,499)
  Allowance for losses on loans                     (5,916)
                                                 ----------
Net loans held for investment                    $ 540,039
                                                 ==========

                                            December 31,1998
                                         (Dollars in thousands)
                                          --------------------
LOANS HELD FOR SALE:
Mortgage loans:
  Permanent loans on:
    Residential properties                       $ 140,317
    Partially insured by FHA                           458
                                                 ----------
      Total loans held for sale                    140,775
  Less:
    Undisbursed loan funds                         (10,973)
    Unearned discounts and fees on loans, net          109
                                                 ----------
      Net loans held for sale                    $ 129,911
                                                 ==========

     Included in the loans receivable balances at December 31, 1998, and September 30, 1998, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $5.7 million and $6.0 million, respectively. Loans and participations serviced for others amounted to approximately $558.5 million and $546.2 million at December 31, 1998, and September 30, 1998, respectively.


(8) REAL ESTATE OWNED AND OTHER REPOSSESSED PROPERTY

     Real estate owned and other repossessed property consisted of the following:

                                       December 31,    September 30,
                                           1998             1998
                                       -----------------------------
                                          (Dollars in thousands)

Real estate acquired through (or deed
  in lieu of) foreclosure               $  3,921            4,568
Less: allowance for losses                (1,406)          (1,336)
                                       -----------------------------
   Total                                $  2,515            3,232
                                       =============================

     The Bank carries real estate owned at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(9) MORTGAGE SERVICING RIGHTS

     On January 1, 1997, the Bank adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is required to be applied to transfers of assets occurring after January 1, 1997. Among other things, this Statement establishes a clear distinction between transactions that are considered sales of assets and those that are considered financing arrangements. According to the Statement, asset sales must meet prescribed tests, which show that financial control of the asset has been transferred to the buyer. If the transaction does not meet these prescribed tests, the transaction is recorded as a financing activity, and the asset remains on the balance sheet of the seller. The implementation of this part of the Statement had no material impact on the Bank.

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

     SFAS No. 125 now requires the Bank to calculate and recognize all retained servicing value (including "normal servicing") at the time of a loan sale in which servicing is retained. These amounts for normal originated mortgage servicing rights ("OMSRs") are recorded as assets and amortized as offsets to future servicing income. Impairment of OMSRs is assessed based on the fair value of the rights on a pool by pool basis. Fair values are estimated using discounted cash flows based on a market rate of interest.

     In accordance with the Statement, servicing fees recognized in excess of normal servicing fees are carried as interest-only strip securities and classified as available for sale in accordance with SFAS No. 115. Also, all previous amounts carried as excess servicing assets were combined and reclassified as interest-only strip securities. At December 31, 1998, the Bank had such interest-only strip securities in the amount of $3.5 million, classified as available for sale.


(10) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated. Dollar amounts are presented in thousands, except share data.


                                            Three months ended
                                          ----------------------
                                           12/31/98     12/31/97
                                          ----------------------
Net income                                $   3,015        3,133


Basic weighted average shares             2,233,811    2,236,929
Effect of stock options                      14,435       15,431
                                          ----------------------
Dilutive potential common shares          2,248,246    2,252,360

Net income per share:
   Basic                                  $    1.35         1.40
   Dilutive                                    1.34         1.39


     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.


(11) SUBSEQUENT EVENTS

     On January 26, 1999, the stockholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of authorized Common Stock from 3,000,000 to 20,000,000 shares. At the same time, stockholders also approved a reduction in the par value of Common Stock from $1.00 to $0.15.

     On January 27, 1999, the Company announced that the Board of Directors declared a four-for-one stock split, whereby each stockholder will receive three additional shares of the Company's stock for each share they own. The Board declared March 5, 1999, as the pay date of the stock split to stockholders of record on February 19, 1999.

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


FINANCIAL CONDITION

ASSETS

     The Company's total assets as of December 31, 1998, were $745.5 million, an increase of $9.4 million from September 30, 1998, the prior fiscal year end.

     During the three months ended December 31, 1998, securities available for sale decreased $1.6 million, which was the result of the sale of a taxable municipal obligation.

     Included in mortgage-backed securities available for sale are $3.3 million in interest-only strips, which consist of excess mortgage servicing rights established at the time of various loan sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These are more fully described in the notes to consolidated financial statements. Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 1998, the Bank originated $128.5 million in mortgage loans held for sale, $46.9 million in mortgage loans held for investment, and $6.8 million in other loans. This total of $182.2 million in loans originated was an increase of $50.4 million over the three months ended December 31, 1997.

     Included in the $129.9 million in loans held for sale as of December 31, 1998, are $16.8 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of December 31, 1998, are $0.5 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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

                          12/31/98    9/30/98   12/31/97
                        ---------------------------------
Asset Classification:
  Substandard           $  12,999     10,772     11,207
  Doubtful                      7          8         11
  Loss                      2,103      1,956      2,899
                        ---------------------------------
                           15,109     12,736     14,117
   Allowance for losses    (7,809)    (7,701)    (7,901)
                        ---------------------------------
                        $   7,300      5,035      6,216
                        =================================

     Total classified assets increased $2.4 million during the quarter ended December 31, 1998, primarily due to the classification of one commercial mortgage-backed security. The issuers of this security, which is secured by a retirement complex, did not pay the most recent semi-annual payment. $2.3 million of this security was classified as substandard and $0.2 million was classified as loss. Management has negotiated an amended payment schedule, whereby the interest rate will be reduced for a period of six months, and the interest accrued-to-date will be capitalized and earn the note rate. Management believes that the entire principal balance will be repaid in accordance with the modified terms.

     When an insured institution classifies problem assets as either substandard or doubtful, regulations require specific loss allowances to reduce their book value to fair value. In addition, management establishes GVA ("general valuation allowances") for other possible loan losses. GVA are allowances that recognize the inherent risks associated with lending activities but, unlike specific allowances, have not been allocated to particular problem assets. When an association classifies a problem asset as loss, it is required to establish a specific allowance for 100% of the asset balance. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by the OTS who may require additional GVA or specific loss allowances.

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

LIABILITIES AND EQUITY

     Customer deposit accounts increased $0.9 million during the three months ended December 31, 1998. The weighted average rate paid on customer deposits as of December 31, 1998, was 4.88%, a decrease from 5.29% as of December 31, 1997.

     Advances from the Federal Home Loan Bank were $114.2 million as of December 31, 1998, an increase of $5.0 million from September 30, 1998. During the three-month period the Bank borrowed $5.0 million of new advances. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $1.2 million as of December 31, 1998, a decrease of $4.7 million from September 30, 1998. This decrease is due primarily to amounts paid for borrowers taxes during the fourth calendar quarter of 1998.

     Total stockholders' equity as of December 31, 1998, was $72.6 million (9.74% of total assets). This compares to a book value of $69.8 million (9.49% of total assets) at September 30, 1998. On a per share basis, stockholders' equity was $32.14 on December 31, 1998, compared to $31.37 on September 30, 1998.
     The Company paid cash dividends on its common stock of $0.25 on November 30, 1998. Subsequent to the quarter ended December 31, 1998, the Company announced a cash dividend of $0.32 per share on February 26, 1999, payable to stockholders of record as of February 5, 1999.

     Total stockholders' equity as of December 31, 1998, includes an unrealized loss of $468,000, net of income tax, on available for sale securities in accordance with SFAS No. 115.

RATIOS

     The following table illustrates the Company's return on assets (annualized net earnings divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (average equity divided by average total assets); and dividend payout ratio (dividends paid divided by net income).

                                Three months ended
                               --------------------
                               12/31/98    12/31/97
                               --------------------
Return on average assets          1.63%       1.71%
Return on average equity         16.93%      20.62%
Equity-to-assets ratio            9.62%       8.28%
Dividend payout ratio            18.51%      14.27%



RESULTS OF OPERATIONS - Comparison of three months ended December 31, 1998, and 1997.

     For the three months ended December 31, 1998, the Company had net income of $3,015,000 or $1.35 per share. This compares to net income of $3,133,000 or $1.40 per share for the quarter ended December 31, 1997.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 1998, and 1997. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                              Three months ended 12/31/98      As of
                              ---------------------------    12/31/98
                                 Average           Yield/     Yield/
                                 Balance Interest   Rate       Rate
                              ----------------------------------------
Interest-earning assets
  Loans                        $ 660,487   14,533   8.80%      7.94%
  Mortgage-backed securities      31,415      482   6.14%      6.01%
  Investments                     17,809      234   5.26%      7.90%
  Bank deposits                   11,926      223   7.48%      4.58%
                              ----------------------------------------
    Total earning assets         721,636   15,472   8.58%      7.81%
Non-earning assets                23,948
                              -----------
      Total                    $ 745,585
                              ===========

Interest-costing liabilities
  Customer deposits accounts   $ 549,070    6,680   4.87%     4.88%
  FHLB Advances                  113,678    1,675   5.89%     5.74%
  Other borrowings                   200        4   7.50%     7.50%
                              ----------------------------------------
    Total costing liabilities    662,948    8,359   5.04%     5.03%
Non-costing liabilities           10,810
Stockholders' equity              71,827
                              -----------
      Total                    $ 745,585
                              ===========
Net earning balance               58,688
                              ===========
Earning yield less costing rate                     3.53%     2.79%
                                                   =================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets               $ 721,636    7,113   3.94%
                              ============================




                              Three months ended 12/31/97      As of
                              ---------------------------    12/31/97
                                 Average           Yield/     Yield/
                                 Balance Interest   Rate       Rate
                              ----------------------------------------
Interest-earning assets
  Loans                        $ 624,827  14,245    9.12%      8.15%
  Mortgage-backed securities      52,466     894    6.82%      6.94%
  Investments                     22,135     376    6.79%      6.79%
  Bank deposits                    9,542     159    6.67%      5.40%
                              ----------------------------------------
    Total earning assets         708,970  15,674    8.84%      8.01%
Non-earning assets                24,536
                              -----------
      Total                    $ 733,506
                              ===========

Interest-costing liabilities
  Customer deposits accounts   $ 524,182   6,810    5.20%      5.29%
  FHLB Advances                  136,974   2,106    6.15%      6.05%
  Other borrowings                 1,680      26    6.19%      6.22%
                              ----------------------------------------
    Total costing liabilities    662,836   8,942    5.40%      5.45%
Non-costing liabilities            9,595
Stockholders' equity              61,075
                              -----------
      Total                    $ 733,506
                              ===========
Net earning balance               46,134
                              ===========
Earning yield less costing rate                     3.45%      2.56%
                                                   ==================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets               $ 708,970   6,732    3.80%
                              ============================


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


                           Three months ended December 31, 1998 compared
                               to three months ended December 31, 1997
                          ----------------------------------------------
                                                      Yield/
                                 Yield     Volume     Volume     Total
                          ----------------------------------------------
Components of interest income:
  Loans                         $ (499)      813        (26)       288
  Mortgage-backed securities       (89)     (359)        36       (412)
  Investments                      (85)      (74)        17       (142)
  Other assets                      19        40          5         64
                                ----------------------------------------
Net change in interest income     (654)      420         32       (202)
                                ----------------------------------------
Components of interest expense:
  Customer deposit accounts       (432)      324        (22)      (130)
  FHLB Advances                    (89)     (358)        16       (431)
  Other borrowings                   6       (23)        (5)       (22)
                                ----------------------------------------
Net change in interest expense    (515)      (57)       (11)      (583)
                                ----------------------------------------
Increase (decrease) in net
   interest margin              $ (139)      477         43        381
                                ========================================

     Net interest margin before loan loss provision in the three months ended December 31, 1998, increased $381,000 from the quarter ended December 31, 1997. Specifically, the decrease in interest income of $202,000 was more than offset by a decrease in interest expense of $583,000. This decrease in interest expense was due primarily to a $23.3 million decrease in the average balance of FHLB Advances, which had an average cost of 5.89% during the three months ended December 31, 1998, while the average balance of customer deposits, which had an average cost of 4.87%, increased $24.9 million. The remainder of the increase in net interest margin is attributed to the increase in retained earnings, which increased the net earning balance.

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

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses of $75,000 during the quarter ended December 31, 1998, was an increase of $68,000 over the three months ended December 31, 1997. The quarterly provision for loan losses was reduced to $7,000 during the three months ended December 31, 1997, because of several recoveries recognized on residential properties.

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

OTHER OPERATING INCOME

     Other operating income for the three months ended December 31, 1998, increased $488,000 from the same period in the prior year. Specifically, loan servicing fees decreased $447,000, due to an increase in amortization of capitalized mortgage servicing rights, which was a result of an increase in prepayments of the underlying mortgage loans. Customer service fees increased $88,000 due to a higher volume of checking accounts and other transaction accounts and an increase in late charges on mortgage loans. During the quarter ended December 31, 1998, the Bank recorded a write down of $104,000 for impairment of mortgage servicing rights. Gain on sale of loans increased $1.1 million due to an increase in the volume of loans sold. Other operating income decreased $145,000 due to a reduction in loan prepayment penalties.

GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the quarter ended December 31, 1998, increased $958,000 from the same quarter in the prior year. The increase in compensation and fringe benefits was related to an increase in staffing and other expenses in the construction lending and mortgage loan origination departments, due to an increase in origination volume.

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

     In calendar year 1997, management implemented a year 2000 process using the standard framework set forth by the Federal Financial Institutions Examination Council, which includes separate phases for awareness, assessment, renovation, validation, and implementation. In the awareness phase, management committed resources and established a year 2000 committee consisting of managers from all departments of the Company. This committee proceeded through the assessment phase, which included an analysis of the year 2000 impact on all hardware, software, and electronic equipment; identifying the Company's critical business processes; developing priorities by risk; gaining commitment from vendors and service providers; and evaluating the impact on the Bank's customers. The renovation phase included the replacement or elimination of non-compliant software, hardware, and vendors. In the validation phase, the committee will test all renovated systems and test all data exchanges with outside organizations. In the implementation phase, all renovated systems will be put into service. To date, the Company has completed the awareness and assessment phases and is near the end of the renovation phase. The validation and implementation phases are scheduled to be completed by March 31, 1999. During fiscal 1998, the OTS performed an on-site examination of the Bank's year 2000 process. The Bank has been notified that it will undergo a second year 2000 examination by the OTS during February 1999.

     Data processing of Bank's core operations is provided by a third party service bureau. In November 1998, the Bank's service bureau installed its fully renovated year 2000 compliant software. The Bank has actively participated in testing procedures and it continues to prudently monitor the progress reports received from the vendor. The Company's year 2000 process also includes the evaluation of phone systems, alarm systems, funds transfer providers, and all hardware and software on its wide-area network ("WAN"). Management estimates that the year 2000 implementation process will cost approximately $400,000, most of which is the cost of capitalized computer hardware for the WAN. Approximately one-half of this cost has been incurred as of September 30, 1998. Management expects the remainder of these costs to be incurred during fiscal 1999.

     The Company is in the process of finalizing its year 2000 contingency plan for each of the Company's critical automated systems. The contingency plan will be implemented if any of the critical systems should fail to become year 2000 compliant by certain target dates. Management plans to make updates to the contingency plans on an ongoing basis throughout the 1999 calendar year. The third party service bureau has also formulated a contingency plan, which management has incorporated into the Company's overall contingency plan.

     The Board of directors are updated on the status of the year 2000 process at regular intervals. Management believes that the Company's year 2000 process is adequate to ensure that all mission critical systems will be year 2000 compliant.


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

INSURANCE OF ACCOUNTS

     The SAIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured member. Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 0 to 27 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized", which is the most favorable capital group and supervisory subgroup. SAIF-insured institutions are also assessed a premium of 0.61% of insured deposits to service the interest on Financing Corporation ("FICO") debt.

REGULATORY CAPITAL REQUIREMENTS

     At December 31, 1998, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 1998, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.

At December 31, 1998                           Amount
-----------------------------------------------------------
GAAP capital (Bank only)                      $ 66,825
Adjustment for regulatory capital:
  Intangible assets                             (1,663)
  Disallowed portion of servicing assets          (408)
  Reverse the effect of SFAS No. 115               287
                                               --------
    Tangible capital                            65,041
  Qualifying intangible assets                   1,531
                                               --------
    Tier 1 capital (core capital)               66,572
  Qualifying general valuation allowance         4,821
                                               --------
Risk-based capital                            $ 71,393
                                               ========



                                                         As of December 31, 1998
                                       ---------------------------------------------------------------
                                                          Minimum Required For   Minimum Require to be
                                            Actual          Capital Adequacy      "Well Capitalized"
                                       -----------------  --------------------   ---------------------
                                        Amount   Ratio      Amount    Ratio         Amount    Ratio
                                       -----------------  --------------------   ---------------------
Total capital to risk-weighted assets   $ 71,393  13.7%     41,645    >=8%          52,056    >=10%
Core capital to adjusted tangible assets  66,572   9.0%     29,730    >=4%          37,162     >=5%
Tangible capital to tangible assets       65,041   8.8%     11,149   >=1.5%             --      --
Tier 1 capital to risk-weighted assets    66,572  12.8%         --      --          31,234      >=6%


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

LOANS TO ONE BORROWER

     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of December 31, 1998, the Bank had no loans that exceeded the loans to one borrower limit.

INVESTMENT IN SUBSIDIARIES

     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of December 31, 1998, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and mortgage-backed securities. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of December 1998, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 15.4%.

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


Item 2.  Changes in Securities
           None.


Item 3.  Defaults Upon Senior Securities
           None.


Item 4.  Submission of Matters to a Vote of Security Holders.
           None.


Item 5.  Other Information
           None.


Item 6.  Exhibits and Reports on Form 8-K
           None.

                           S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         NASB FINANCIAL, INC.
                                             (Registrant)




February 9, 1999                      By: /s/ David H. Hancock
                                          David H. Hancock
                                          Chairman and
                                          Chief Executive Officer




February 9, 1999                      By: /s/ Keith B. Cox
                                          Keith B. Cox
                                          Vice President and Treasurer