Form 10-Q
period 1999-03-31
NASB FINANCIAL INC
filed 1999-05-14
CIK 1059131

Securities and Exchange Commission
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 1999

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of May 7, 1999, was 9,027,624.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)



                                           March 31,     September 30,
                                              1999            1998
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $   3,826      $   3,331
Securities available for sale                  5,542          7,209
Stock in Federal Home Loan Bank, at cost       5,961          5,961
Mortgage-backed securities:
  Available for sale                          16,116         17,742
  Held to maturity (market value of $19,988
    and $25,029 at March 31, 1999, and
    September 30, 1998, respectively)         19,043         23,947
Loans receivable:
  Held for sale                              108,004        131,845
  Held for investment, net                   552,195        526,512
Accrued interest receivable                    4,261          4,455
Real estate owned, net                         2,845          3,232
Premises and equipment, net                    5,038          4,818
Mortgage servicing rights, net                 6,543          4,517
Other assets                                   2,976          2,485
                                           ----------     ----------
                                           $ 732,350      $ 736,054
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 542,544      $ 545,504
  Advances from Federal Home Loan Bank       106,110        109,210
  Other borrowings                               150            200
  Escrows                                      3,161          5,915
  Income taxes payable                         2,676          1,606
  Accrued expenses and other liabilities       2,320          3,786
                                           ----------     ----------
      Total liabilities                      656,961        666,221
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,475,312 issued
    at March 31, 1999, and 9,335,312,
    issued at September 30, 1998               1,421          1,400
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none outstanding                              --             --
  Additional paid-in capital                  13,782         13,196
  Retained earnings                           64,668         59,527
  Treasury stock, at cost; 431,948 shares
    at March 31, 1999, and at September
    30, 1998.                                 (4,070)        (4,070)
  Unrealized net loss on securities
    available for sale                          (412)          (220)
                                           ----------     ----------
      Total stockholders' equity              75,389         69,833
                                           ----------     ----------
                                             732,350        736,054
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                Three Months Ended           Six Months Ended
                                                       March 31,                   March 31,
                                               ----------------------      ------------------------
                                                  1999         1998           1999         1998
                                               ---------    ---------      ---------    ----------
Interest on loans                              $ 14,403       14,407         28,936       28,652
Interest on mortgage-backed securities              586          778          1,067        1,672
Interest and dividends on investments               214          329            448          705
Other interest income                                59          118            282          275
                                               ---------    ---------      ---------    ---------
  Total interest income                          15,262       15,632         30,733       31,304
                                               ---------    ---------      ---------    ---------

Interest on customer deposit accounts             6,345        6,575         13,025       13,385
Interest on advances and notes payable            1,620        2,036          3,299        4,169
                                               ---------    ---------      ---------    ----------
  Total interest expense                          7,965        8,611         16,324       17,554
                                               ---------    ---------      ---------    ----------
    Net interest income                           7,297        7,021         14,409       13,750
Provision for loan losses                            75          308            150          314
                                               ---------    ---------      ---------    ----------
    Net interest margin after provision
      for loan losses                             7,222        6,713         14,259       13,436
                                               ---------    ---------      ---------    ----------
Other income (expense):
  Loan servicing fees                               266          160             (8)         333
  Customer service fees and charges                 386          464            918          908
  Recovery of impairment on mortgage
    servicing rights                                207           --            103           --
  Gain on sale of securities held for sale           --          (10)            95          (10)
  Gain on sale of loans held for sale             1,833        1,572          4,072        2,809
  Other                                             485          426            820          905
                                                --------     --------      ----------   ----------
    Total other operating income                  3,177        2,612          6,000        4,945
                                                --------     --------      ----------   ----------
General and administrative expenses:
  Compensation and fringe benefits                2,784        2,463          5,705        4,929
  Premises and equipment expense                    596          549          1,178        1,120
  Advertising and business promotion                228           86            410          139
  Federal deposit insurance premiums                 84           84            164          165
  Other                                           1,029          937          2,187        1,728
                                                --------     --------      ---------    ----------
    Total general and administrative expenses     4,721        4,119          9,644        8,081
                                                --------     --------      ---------    ----------
    Income before income taxes                    5,678        5,206         10,615       10,300
Income tax expense                                2,270        2,004          4,193        3,965
                                                --------     --------      ---------    ----------
    Net income                                  $ 3,408        3,202          6,422        6,335
                                                ========     ========      =========    =========
Basic earnings per share                        $  0.38         0.36           0.71         0.71
                                                ========     ========      =========    =========
Diluted earnings per share                      $  0.37         0.35           0.70         0.69
                                                ========     ========      =========    =========

Weighted average shares outstanding           9,041,853    8,960,484      8,987,963    8,954,032




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                Additional                     Unrealized      Total
                                     Common      paid-in   Retained   Treasury   Gains and   stockholders'
                                      stock      capital   earnings     stock    (losses)     equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands, except per share data)
Balance at September 30, 1998       $ 1,400       13,196     59,527     (4,070)     (220)      69,833
  Change in unrealized gains and
    (losses), net of income taxes
     of $128                             --           --         --         --      (192)        (192)
  Cash dividends declared                --           --     (1,281)        --        --       (1,281)
  Stock options exercised                21          586         --         --        --          607
  Net income for first fiscal quarter    --           --      3,014         --        --        3,014
  Net income for second fiscal quarter   --           --      3,408         --        --        3,408
                                  -----------------------------------------------------------------------
Balance at March 31, 1999           $ 1,421       13,782     64,668     (4,070)     (412)      75,389
                                  =======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                                  Three months ended March 31,       Six months ended March 31,
                                                                  ---------------------------       ---------------------------
                                                                       1999           1998               1999           1998
                                                                  ---------------------------       ---------------------------
Cash flows from operating activities:
  Net income                                                        $  3,408          3,202              6,422          6,335
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                                           259            258                503            505
  Amortization and accretion                                             423           (497)               471           (988)
  (Gain) loss on sale of securities available for sale                    --             10                (95)            10
  Recovery of impairment on originated mortgage servicing rights        (207)            --               (103)            --
  Gain on sale of loans held for sale                                 (1,833)        (1,572)            (4,072)        (2,809)
  Provision for loan losses                                               75            308                150            314
  Provision for losses on real estate owned                               --            (72)                --             13
  Origination and purchase of loans held for sale                    (93,273)       (89,779)          (221,744)      (178,892)
  Sale of loans held for sale                                        112,059         78,040            231,635        154,525
Changes in:
  Accrued interest receivable                                           (114)            44                194            169
  Accrued expenses and other liabilities and income taxes payable     (5,829)          (666)              (396)           849
                                                                   --------------------------        --------------------------
    Net cash provided by (used in) operating activities               14,968        (10,724)            12,965        (19,969)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                                   1,693          1,232              4,117          2,546
    Available for sale                                                 1,072          6,939              2,351          8,906
  Principal repayments of mortgage loans held for investment
    and held for sale                                                 49,879         50,156            102,318        104,717
  Principal repayments of other loans                                  4,759          3,837             10,157          7,321
  Principal repayments of securities:
    Available for sale                                                    --              2                 30             32
  Loan origination - mortgage loans held for investment              (48,186)       (43,560)           (95,129)       (82,103)
  Loan origination - other loans                                      (7,546)        (4,001)           (14,370)        (8,168)
  Purchase of mortgage loans held for investment                      (7,762)        (5,126)           (13,142)        (9,566)
  Purchase of investment securities available for sale                    --         (1,245)                --         (1,245)
  Proceeds from sale of securities available for sale                     --          5,092              1,657          5,092
  Proceeds for sale of real estate owned                                 186          2,827                874          3,515
  Purchases of premises and equipment                                   (371)          (105)              (723)          (263)
  Other                                                                 (978)           697               (464)           456
                                                                   --------------------------        --------------------------
    Net cash provided by (used in) investing activities               (7,254)        16,745             (2,324)        31,240


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                                  Three months ended March 31,       Six months ended March 31,
                                                                  ---------------------------       ---------------------------
                                                                       1999           1998               1999           1998
                                                                  ---------------------------       ---------------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts                (3,864)         5,241             (2,960)         8,420
  Proceeds from advances from FHLB                                    14,000          5,000             19,000         14,000
  Repayment on advances from FHLB                                    (22,060)       (10,004)           (22,100)       (24,008)
  Repayment of notes payable                                             (50)        (3,634)               (50)        (3,634)
  Cash dividends paid                                                   (723)          (560)            (1,282)        (1,007)
  Repurchase of common stock                                              --            (24)                --            (66)
  Proceeds from issuance of notes payable                                 --             --                 --          2,154
  Net increase (decrease) in escrows                                   1,925          1,911             (2,754)        (2,733)
                                                                  ---------------------------       ---------------------------
    Net cash used in financing activities                            (10,772)        (2,070)           (10,146)        (6,874)
                                                                  ---------------------------       ---------------------------
    Net increase (decrease) in cash and cash equivalents              (3,058)         3,951                495          4,397
Cash and cash equivalents at beginning of the period                   6,884          3,713              3,331          3,267
                                                                  ---------------------------       ---------------------------
Cash and cash equivalents at end of period                         $   3,826          7,664              3,826          7,664
                                                                  ===========================	     ============================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)                      $   2,993          3,400              2,993          3,365
  Cash paid for interest                                               7,937          8,620             16,393         17,658

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans to real estate owned                       $     536            689                766          1,066
    Conversion of real estate owned to loans                              --             --                 78             --
    Capitalization of originated mortgage servicing rights             1,471          1,551              2,770          2,127
    Capitalization of originated mortgage servicing
        interest only strips                                             691            456              1,496            799
    Excess servicing reclassified to mortgage-backed securities
        available for sale (interest only strip securities)               --             --                 --          1,527






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months and six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999.

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

     Certain quarterly amounts for 1998 have been reclassified to conform to the current quarter's presentation.

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

(3) STOCK SPLIT, CHANGE IN PAR VALUE, AND CHANGE IN NUMBER OF AUTHORIZED
SHARES

     On January 26, 1999, the stockholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of authorized Common Stock from 3,000,000 to 20,000,000 shares. At the same time, stockholders also approved a reduction in the par value of Common Stock from $1.00 to $0.15.

     On January 27, 1999, the Board of Directors declared a four-for-one stock split. Each stockholder received three additional shares of the Company's stock for each share they owned. The pay date of the split was March 5, 1999.

     All prior period amounts have been adjusted for the effect of the stock split, change in par value of Common Stock, and change in number of authorized shares of Common Stock.

(4) COMPREHENSIVE INCOME

     For the period ended March 31, 1999, the Company reported net income of $6,422,000. Total comprehensive income, reported pursuant to Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was $6,230,000, which includes the change in the accumulated unrealized net loss on available for sale securities, net of income taxes of $192,000.

(5) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale.

                                            March 31, 1999
                             -----------------------------------------	--
                                           Gross     Gross     Estimated
                             Amortized  unrealized unrealized    market
                               cost        gains     losses      value
                             -------------------------------------------
U.S. Government Obligations $  3,150         --         (8)       3,142
Equity securities              2,738         --       (338)       2,400
                             -------------------------------------------
    Total                   $  5,888         --       (346)       5,542
                             ===========================================


(6) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale.

                                          March 31, 1999
                             -----------------------------------------	--
                                           Gross     Gross     Estimated
                             Amortized  unrealized unrealized    market
                               cost        gains     losses      value
                             -------------------------------------------
Pass-through certificates
  guaranteed by GNMA -
  fixed rate                $  5,919         32         --       5,951
FNMA pass-through
  certificates - fixed rate    5,852          6         (2)      5,856
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                 4,679          7       (377)      4,309
                             -------------------------------------------
     Total                  $ 16,450         45       (379)     16,116
                             ===========================================


(7) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity.


                                          March 31, 1999
                             -----------------------------------------	--
                                           Gross     Gross     Estimated
                             Amortized  unrealized unrealized    market
                               cost        gains     losses      value
                             -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate            $  3,155          92          2       3,245
    Balloon maturity
      and adjustable rate    6,152          68         --       6,220
FNMA pass-through
  certificates:
    Fixed rate                 464          --         --         464
    Balloon maturity
      and adjustable rate      625          --          1         624
Pass-through certificates
  guaranteed by GNMA
    - fixed rate               475          32         --         507
Collateralized mortgage
  obligation bonds           3,318         289          1       3,606
Other asset-backed
  Securities                 4,854         996        528       5,322
                             -------------------------------------------
      Total               $ 19,043       1,477        532      19,988
                             ===========================================

(8) LOANS RECEIVABLE

     Loans receivable are as follows:

                                            March 31, 1999
                                        ----------------------
                                        (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties               $     313,143
      Business properties                         80,081
      Partially guaranteed by VA or
        insured by FHA                            29,851
      Construction and development               172,596
                                             -------------
 Total mortgage loans                            595,671
 Commercial loans                                  6,515
 Installment loans to individuals                 32,927
                                             -------------
    Total loans held for investment              635,113
 Less:
 Undisbursed loan funds                          (70,924)
 Unearned discounts and fees on loans, net        (6,286)
 Allowance for losses on loans                    (5,708)
                                             -------------
 Net loans held for investment              $    552,195
                                             =============



                                            March 31, 1999
                                        ----------------------
                                        (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                $    119,585
      Partially insured by FHA                       454
                                             -------------
         Total loans held for sale               120,039
  Less:
    Undisbursed loan funds                       (12,090)
    Unearned discounts and fees on loans, net         55
                                             -------------
            Net loans held for sale         $    108,004
                                             =============


     Included in the loans receivable balances at March 31, 1999, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $5.5 million. Loans and participations serviced for others amounted to approximately $596.5 million at March 31, 1999.


(9) REAL ESTATE OWNED AND OTHER REPOSSESSED PROPERTY

     Real estate owned and other repossessed property consisted of the following:

                                            March 31, 1999
                                        ----------------------
                                        (Dollars in thousands)
Real estate acquired through (or deed
  in lieu of) foreclosure	                $      4,226
Less: allowance for losses                      (1,381)
                                             -------------
    Total                                   $    2,845
                                             =============

     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.

(10) MORTGAGE SERVICING RIGHTS

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

     In accordance with the Statement, servicing fees recognized in excess of normal servicing fees are carried as interest-only strip securities and classified as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Also, all previous amounts carried as excess servicing assets were combined and reclassified as interest-only strip securities. At March 31, 1999, the Bank had such interest-only strip securities in the amount of $4.1 million, classified as available for sale.

(11) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

                             Three months ended       Six months ended
                             ------------------      ------------------
                             3/31/99    3/31/98      3/31/99    3/31/98
                             ------------------      ------------------
Net income (in thousands)   $ 3,408      3,202        6,422      6,335


Basic weighted average
   shares                 9,041,853   8,960,484     8,987,963  8,954,032
Effect of stock options     147,466     212,291       174,506    228,219
                          ----------------------    --------------------
Dilutive potential
  common shares           9,189,319   9,172,775     9,162,469  9,182,251

Net income per share:
  Basic                    $   0.38        0.36          0.71       0.71
  Dilutive                     0.37        0.35          0.70       0.69


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


FINANCIAL CONDITION

ASSETS

     The Company's total assets as of March 31, 1999, were $732.4 million, a decrease of $3.7 million from September 30, 1998, the prior fiscal year end.

     During the six months ended March 31, 1999, securities available for sale decreased $1.7 million, which was the result of the sale of a taxable municipal obligation.

     Included in mortgage-backed securities available for sale as of March 31, 1999, are $4.1 million in interest-only strips, which consist of excess mortgage servicing rights established at the time of various loan sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These are more fully described in the notes to consolidated financial statements. Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 1999, the Bank originated $221.7 million in mortgage loans held for sale, $95.1 million in mortgage loans held for investment, and $14.4 million in other loans. This total of $331.2 million in loans originated was an increase of $62.0 million over the six months ended March 31, 1998.

     Included in the $108.0 million in loans held for sale as of March 31, 1999, are $7.3 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of March 31, 1999, are $0.5 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

     The Bank classifies problem assets as "substandard," "doubtful" or "loss." Substandard assets have one or more defined weaknesses, and it is possible that the Bank will sustain some loss unless the deficiencies are corrected. Doubtful assets have the same defects as substandard assets plus other weaknesses that make collection or full liquidation improbable. Assets classified as loss are considered uncollectible and of such little value that a specific loss allowance is warranted.

     The following table summarizes the Bank's classified assets as reported to the OTS. Dollar amounts are expressed in thousands.

                            3/31/99   9/30/98   3/31/98
                           -----------------------------
Asset Classification:
  Substandard              $ 12,535    10,772    10,889
  Doubtful                        6         8        10
  Loss                        2,500     1,956     3,245
                           -----------------------------
                             15,041    12,736    14,144
   Allowance for losses      (7,921)   (7,701)  (10,002)
                           -----------------------------
                           $  7,120     5,035     4,142
                           =============================


     Total classified assets increased $2.3 million during the six months ended March 31, 1999, primarily due to the classification of one commercial mortgage-backed security. The issuers of this security, which is secured by a retirement complex, did not pay the most recent semi-annual payment. $2.3 million of this security was classified as substandard and $0.6 million was classified as loss. Management is currently negotiating an amended payment schedule with the borrowers.

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

LIABILITIES AND EQUITY

     Customer deposit accounts decreased $3.0 million during the six months ended March 31, 1999. The weighted average rate on customer deposits as of March 31, 1999, was 4.79%, a decrease from 5.18% as of March 31, 1998.

     Advances from the Federal Home Loan Bank were $106.1 million as of March 31, 1999, a decrease of $3.1 million from September 30, 1998. During the six-month period, the Bank borrowed $19.0 million of new advances and repaid $22.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $3.1 million as of March 31, 1999, a decrease of $2.8 million from September 30, 1998. This decrease is primarily due to amounts paid for borrowers' taxes during the fourth calendar quarter of 1998.

     Total stockholders' equity as of March 31, 1999, was $75.4 million (10.29% of total assets). This compares to a book value of $69.8 million (9.49% of total assets) at September 30, 1998. On a per share basis, stockholders' equity was $8.34 on March 31, 1999, compared to $7.72 on September 30, 1998.

     The Company paid cash dividends on its common stock of $0.0625 on November 30, 1998, and $0.08 on February 26, 1999. Subsequent to the quarter ended March 31, 1999, the Company announced a cash dividend of $0.08 per share to be paid on May 28, 1999, to stockholders of record as of May 7, 1999.

     Total stockholders' equity as of March 31, 1999, includes an unrealized loss of $412,000, net of income tax, on available for sale securities in accordance with SFAS No. 115.

RATIOS

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                                 Six months ended
                              ----------------------
                               3/31/99      3/31/98
                              ----------------------
Return on average assets         1.75%        1.73%
Return on average equity        17.69%       20.41%
Equity-to-assets ratio          10.29%        8.84%
Dividend payout ratio           19.96%       15.90%


RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 1999, and 1998.

     For the three months ended March 31, 1999, the Company had net income of $3,408,000 or $0.38 per share. This compares to net income of $3,202,000 or $0.36 per share for the quarter ended March 31, 1998.

     Net income for the six months ended March 31, 1999, was $6,422,000 or $0.71 per share compared to net income of $6,335,000 or $0.71 per share during the same period in the prior year.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended March 31, 1999, and 1998. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Six months ended 3/31/99     As of
                                  ---------------------------  3/31/99
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 660,039    28,936   8.77%    7.93%
  Mortgage-backed securities        29,780     1,067   7.17%    6.48%
  Investments                       17,298       448   5.18%    7.93%
  Bank deposits                     11,750       282   4.80%    4.43%
                                  -------------------------------------
    Total earning assets           718,868    30,733   8.55%    7.85%
                                            ---------------------------
Non-earning assets                  22,827
                                  ---------
      Total                      $ 741,695
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 545,994    13,025   4.77%    4.79%
  FHLB Advances                    112,729     3,292   5.84%    5.76%
  Other borrowings                     179         7   7.84%    7.50%
                                  -------------------------------------
    Total costing liabilities      658,902    16,324   4.95%    4.95%
                                            ---------------------------
Non-costing liabilities              9,752
Stockholders' equity                73,041
                                  ---------
      Total                      $ 741,695
                                  =========
Net earning balance              $  59,966
                                  =========
Earning yield less costing rate                        3.60%    2.90%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 718,868    14,409   4.01%
                                  ==========================



                                   Six months ended 3/31/98     As of
                                  ---------------------------  3/31/98
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 628,589    28,652   9.12%    8.09%
  Mortgage-backed securities        48,957     1,672   6.83%    6.84%
  Investments                       20,475       705   6.89%    6.90%
  Bank deposits                      9,347       275   5.91%    5.13%
                                  -------------------------------------
    Total earning assets           707,368    31,304   8.85%    7.96%
                                            ---------------------------
Non-earning assets                  25,433
                                  ---------
      Total                      $ 732,801
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 524,702    13,385   5.10%    5.18%
  FHLB Advances                    135,365     4,126   6.10%    6.05%
  Other borrowings                   1,454        43   5.91%    7.50%
                                  -------------------------------------
    Total costing liabilities      661,521    17,554   5.31%    5.36%
                                            ---------------------------
Non-costing liabilities              8,899
Stockholders' equity	               62,391
                                  ---------
      Total                      $ 732,801
                                  =========
Net earning balance              $  45,847
                                  =========
Earning yield less costing rate                        3.54%    2.60%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 707,368    13,750   3.89%
                                  ==========================


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




                                          Six months ended March 31, 1999, compared to
                                                six months ended March 31, 1998
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,100)        1,434         (50)        284
  Mortgage-backed securities                  84          (655)        (34)       (605)
  Investments                               (175)         (109)         27        (257)
  Other assets                               (52)           71         (12)          7
                                        -----------------------------------------------
Net change in interest income             (1,243)          741         (69)       (571)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                 (866)          543         (37)       (360)
  FHLB Advances                             (176)         (690)         32        (834)
  Other borrowings                            14           (38)        (12)        (36)
                                        -----------------------------------------------
Net change in interest expense            (1,028)         (185)        (17)     (1,230)
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $    (215)          926         (52)        659
                                        ===============================================


     Net interest margin before loan loss provision in the three months ended March 31, 1999, increased $276,000 from the quarter ended March 31, 1998. Of the decrease in total interest income of $370,000, approximately $307,000 occurred in the MBS and investments categories due to a decrease in average balances. These decreases in interest income were more than offset by a decrease in interest expense of $646,000. This decrease in interest expense was due primarily to a decrease in the average balance of FHLB Advances.

     Net interest margin before loan loss provision in the six months ended March 31, 1999, increased $659,000 from the six months ended March 31, 1998. Although the average balances of total interest-earning assets increased $11.5 million from the prior year, this was more than offset by a decrease in the yield on average interest earning assets of 30 basis points. Total interest income for the six months ended March 31, 1999, decreased $571,000 from the prior year. The decrease in total interest expense of $1.2 million was due primarily to a $22.6 million decrease in the average balance of FHLB Advances. Also, the average cost of advances during the six months ended March 31, 1999, was 5.84%, down 26 basis points from the same period in the prior year. Customer deposits had an average cost of 4.77% during the six months ended March 31, 1999, compared to 5.10% in the prior year. This was offset by an increase in the average balance of customer deposits of $21.3 million. The remainder of the increase in net interest margin is attributed to the increase in retained earnings, which increased the net earning balance.

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

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses of $75,000 during the quarter ended March 31, 1998, was a decrease of $233,000 over the three months ended March 31, 1998. The provision for loan losses of $150,000 during the six months ended March 31, 1999, decreased $164,000 over the six month period ended March 31, 1998. During the three months and six months ended March 31, 1998, the provision for loan losses was increased to adjust the valuation allowances to levels proportionate with the increased amount of mortgage lending activities.

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

OTHER OPERATING INCOME

     Other operating income for the three months ended March 31, 1999, increased $565,000 from the same period in the prior year. Specifically, loan servicing fees increased $106,000 and gains on sale of loans held for sale increased $261,000 due to an increase in loan sale volume. Also during the quarter ended March 31, 1999, the reserve for impairment on capitalized mortgage servicing rights was reduced by $207,000, which was the result of a decrease in prepayments and estimated prepayment speeds of the underlying mortgage loans. These increases to other operating income were offset by a decrease in customer service fees of $78,000.

     Other operating income for the six months ended March 31, 1999, increased $1.1 million from the same period in the prior year. Specifically, loan servicing fees decreased $341,000 due to an increase in amortization of capitalized mortgage servicing rights. This was offset by an increase of $1.3 million in gains on loan sales due to an increase in loan sale volume.

Also, the reserve for impairment on capitalized mortgage servicing rights was reduced by $103,000 during the six months ended March 31, 1999, which was a result of an decrease in prepayments and estimated prepayment speeds of the underlying mortgage loans.


GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the quarter ended March 31, 1999, increased $602,000 from the same quarter in the prior year. Total general and administrative expenses for the six months ended March 31, 1999, increased $1.6 million from the prior year. These increases for the three-month and six-month periods were primarily due to increases in compensation and fringe benefits, which was related to an increase in staffing and other expenses in the construction lending and mortgage loan origination departments commensurate with an increase in loan origination volume.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The most recent audit of the Bank's tax returns by the Internal Revenue Service was completed during the quarter ended June 30, 1996.

YEAR 2000 ISSUE

     The Board of Directors and the management of the Company have established a formal plan to evaluate and correct the problems that the year 2000 could cause to the Company's critical automated systems. The year 2000 problem exists because many automated systems use only two digit fields to represent the year, such as "98" representing 1998. However, with the two digit format, the year 2000 is indistinguishable from 1900, 2001 from 1901, and so on. Should these critical systems fail in the year 2000, the Company would have difficulty in processing transactions for loan and deposit customers, which could cause significant damage to the Company's important customer relationships. Since the Company does not develop any of the software programs that are utilized, the process is focused on follow-up and testing of software provided by third party vendors and data centers to ensure their renovation.

     In calendar year 1997, management implemented a year 2000 process using the standard framework set forth by the Federal Financial Institutions Examination Council, which includes separate phases for awareness, assessment, renovation, validation, and implementation. In the awareness phase, management committed resources and established a year 2000 committee consisting of managers from all departments of the Company. This committee proceeded through the assessment phase, which included an analysis of the year 2000 impact on all hardware, software, and electronic equipment; identifying the Company's critical business processes; developing priorities by risk; gaining commitment from vendors and service providers; and evaluating the impact on the Bank's customers. The renovation phase included the replacement or elimination of non-compliant software, hardware, and vendors. In the validation phase, the committee tested all renovated systems and all data exchanges with outside organizations. In the implementation phase, all renovated systems were put into service. The validation and implementation phases were completed as of March 31, 1999. During fiscal 1998, the OTS performed an on-site examination of the Bank's year 2000 process. The Bank underwent a second year 2000 examination by the OTS during February 1999.

     Data processing of the Bank's core operations is provided by a third party service bureau. In November 1998, the Bank's service bureau installed its fully renovated year 2000 compliant software. The Bank has actively participated in testing procedures and it continues to prudently monitor the progress reports received from the vendor. The Company's year 2000 plan also includes the evaluation of phone systems, alarm systems, funds transfer providers, and all hardware and software on its wide-area network ("WAN"). Management estimates that the year 2000 implementation plan will cost approximately $400,000, most of which is the cost of capitalized computer hardware for the WAN. Approximately 90% of this cost has been incurred as of March 31, 1999.

     The Company finalized its year 2000 contingency plan and business resumption contingency plan during the quarter ended March 31, 1999, for each of the Company's critical automated systems. The contingency plan will be implemented if any of the critical systems should fail to become year 2000 compliant by certain target dates. The business resumption plan will be implemented if any of the critical systems should fail on January 1, 2000. Management plans to make updates to the contingency plans on an ongoing basis throughout the 1999 calendar year. The third party service bureau has also formulated contingency and business resumption plans, which management has incorporated into the Company's overall contingency plans.

     The Board of directors are updated on the status of the year 2000 plan at regular intervals. Management believes that the Company's year 2000 plan is adequate to ensure that all mission critical systems will be year 2000 compliant.


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

REGULATORY CAPITAL REQUIREMENTS

     At March 31, 1999, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 1999, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.

At March 31, 1999                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  70,280
Adjustment for regulatory capital:
  Intangible assets                                    (1,624)
  Disallowed portion of servicing assets	                (554)
  Reverse the effect of SFAS No. 115                      205
                                                     ---------
    Tangible capital                                   68,307
  Qualifying intangible assets                          1,495
                                                     ---------
    Tier 1 capital (core capital)                      69,802
  Qualifying general valuation allowance	               4,555
                                                     ---------
       Risk-based capital	                          $  74,357
                                                     =========

                                                                 As of March 31, 1999
                                            -------------------------------------------------------------------
                                                                  Minimum required for     Minimum required to be
                                                   Actual           Capital Adequacy        "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 74,357     14.5%        41,066      >=8%       51,333     >=10%
Core capital to adjusted tangible assets     69,802      9.6%        29,187      >=4%       36,483      >=5%
Tangible capital to tangible assets          68,307      9.4%        10,945     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       69,802     13.6%            --        --       30,800      >=6%



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

LOANS TO ONE BORROWER

     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of March 31, 1999, the Bank had no loans that exceeded the loans to one borrower limit.

INVESTMENT IN SUBSIDIARIES

     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of March 31, 1999, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and mortgage-backed securities. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of March 1999, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 16.7%.

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


Item 2. Changes in Securities
          None.


Item 3. Defaults Upon Senior Securities
          None.


Item 4. Submission of Matters to a Vote of Security Holders.
          The annual stockholders' meeting was held on January 26, 1999. The following persons were elected to NASB Financial Inc.'s Board of Directors:

               Barrett Brady
               Walter W. Pinnell
               James A. Watson

          The firm of Deloitte & Touche was ratified for appointment as independent auditors for the 1999 fiscal year.

          The stockholders approved a proposed amendment to the Company's Articles of Incorporation to increase the authorized Common Stock of the Company from 3,000,000 shares to 20,000,000 shares and to reduce the par value of Common Stock from $1.00 per share to $0.15 per share.


Item 5. Other Information
          None.


Item 6. Exhibits and Reports on Form 8-K
          None.

                          S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NASB FINANCIAL, INC.
                                            (Registrant)



May 13, 1999                            By: /s/ David H. Hancock
                                            David H. Hancock
                                            Chairman and
                                            Chief Executive Officer




May 13, 1999                            By: /s/ Keith B. Cox
                                            Keith B. Cox
                                            Vice President and Treasurer