Form 10-Q
period 1999-06-30
NASB FINANCIAL INC
filed 1999-08-13
CIK 1059131

Securities and Exchange Commission
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 1999

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of August 9, 1999, was 8,999,706.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)



                                            June 30,     September 30,
                                              1999            1998
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  17,492      $   3,331
Securities available for sale                  5,208          7,209
Stock in Federal Home Loan Bank, at cost       6,854          5,961
Mortgage-backed securities:
  Available for sale                          15,254         17,742
  Held to maturity (market value of $18,494
    and $25,029 at June 30, 1999, and
    September 30, 1998, respectively)         17,620         23,947
Loans receivable:
  Held for sale                              106,598        131,845
  Held for investment, net                   588,667        526,512
Accrued interest receivable                    4,612          4,455
Real estate owned, net                         2,835          3,232
Premises and equipment, net                    4,908          4,818
Mortgage servicing rights, net                 7,636          4,517
Other assets                                   2,932          2,485
                                           ----------     ----------
                                           $ 780,616      $ 736,054
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 564,091      $ 545,504
  Advances from Federal Home Loan Bank       129,049        109,210
  Other borrowings                               150            200
  Escrows                                      4,384          5,915
  Income taxes payable                         2,089          1,606
  Accrued expenses and other liabilities       3,703          3,786
                                           ----------     ----------
      Total liabilities                      703,466        666,221
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $1.00 par value:
    3,000,000 authorized; 9,475,312 issued
    at June 30, 1999, and 9,335,312,
    issued at September 30, 1998               1,421          1,400
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none outstanding                              --             --
  Additional paid-in capital                  13,782         13,196
  Retained earnings                           67,093         59,527
  Treasury stock, at cost; 472,425 shares
    at June 30, 1999, and 431,948 shares at
    September 30, 1998.                       (4,621)        (4,070)
  Unrealized net loss on securities
    available for sale                          (525)          (220)
                                           ----------     ----------
      Total stockholders' equity              77,150         69,833
                                           ----------     ----------
                                             780,616        736,054
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                Three Months Ended           Nine Months Ended
                                                      June 30,                   June 30,
                                               ----------------------      ------------------------
                                                  1999         1998           1999         1998
                                               ---------    ---------      ---------    ----------
Interest on loans                              $ 15,020       14,397         43,956       43,049
Interest on mortgage-backed securities              540          738          1,607        2,410
Interest and dividends on investments               209          366            657        1,071
Other interest income                                42          105            324          382
                                               ---------    ---------      ---------    ---------
  Total interest income                          15,811       15,606         46,544       46,912
                                               ---------    ---------      ---------    ---------

Interest on customer deposit accounts             6,363        6,776         19,389       20,161
Interest on advances and notes payable            1,708        1,733          5,007        5,902
                                               ---------    ---------      ---------    ----------
  Total interest expense                          8,071        8,509         24,396       26,063
                                               ---------    ---------      ---------    ----------
    Net interest income                           7,740        7,097         22,148       20,849
Provision for loan losses                            75           62            225          377
                                               ---------    ---------      ---------    ----------
    Net interest margin after provision
      for loan losses                             7,665        7,035         21,923       20,472
                                               ---------    ---------      ---------    ----------
Other income (expense):
  Loan servicing fees                               145            9            137         342
  Customer service fees and charges                 456          491          1,373        1,398
  Recovery of impairment on mortgage
    servicing rights                                  7           --            111           --
  Gain (loss)on sale of securities held for sale     --          (14)            95          (24)
  Gain on sale of loans held for sale             1,758        1,708          5,830        4,518
  Other                                             309          283          1,129        1,187
                                                --------     --------      ----------   ----------
    Total other operating income                  2,675        2,477          8,675        7,421
                                                --------     --------      ----------   ----------
General and administrative expenses:
  Compensation and fringe benefits                3,002        2,560          8,707        7,490
  Premises and equipment                            589          587          1,768        1,707
  Advertising and business promotion                214          111            624          250
  Federal deposit insurance premiums                 82           82            246          247
  Other                                           1,205          959          3,392        2,688
                                                --------     --------      ---------    ----------
    Total general and administrative expenses     5,092        4,299         14,737       12,382
                                                --------     --------      ---------    ----------
    Income before income taxes                    5,248        5,213         15,861       15,511
Income tax expense                                2,099        2,037          6,291        6,001
                                                --------     --------      ---------    ----------
    Net income                                  $ 3,149        3,176          9,570        9,510
                                                ========     ========      =========    =========
Basic earnings per share                        $  0.35         0.36           1.06         1.06
                                                ========     ========      =========    =========
Diluted earnings per share                      $  0.34         0.35           1.04         1.04
                                                ========     ========      =========    =========

Weighted average shares outstanding           9,023,057    8,930,052      8,999,661    8,946,036




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                Additional                     Unrealized      Total
                                     Common      paid-in   Retained   Treasury   Gains and   stockholders'
                                      stock      capital   earnings     stock    (losses)     equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands, except per share data)
Balance at September 30, 1998       $ 1,400       13,196     59,527     (4,070)     (220)      69,833
  Change in unrealized gains and
    (losses), net of income taxes
     of $203                             --           --         --         --      (305)        (305)
  Cash dividends declared                --           --     (2,004)        --        --       (2,004)
  Stock options exercised                21          586         --         --        --          607
  Purchase of common stock for treasury  --           --         --       (551)       --         (551)
  Net income for first fiscal quarter    --           --      3,013         --        --        3,013
  Net income for second fiscal quarter   --           --      3,408         --        --        3,408
  Net income for third fiscal quarter    --           --      3,149         --        --        3,149
                                  ----------------------------------------------------------------------
Balance at June 30, 1999            $ 1,421       13,782     67,093     (4,621)     (525)      77,150
                                  =======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                                  Three months ended June 30,        Nine months ended June 30,
                                                                  ---------------------------       ---------------------------
                                                                       1999           1998               1999           1998
                                                                  ---------------------------       ---------------------------
Cash flows from operating activities:
  Net income                                                        $  3,149          3,176              9,570          9,510
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                                           273            267                775            773
  Amortization and accretion                                            (866)           (84)              (395)        (1,072)
  (Gain) loss on sale of securities available for sale                    --             14                (95)            24
  Recovery of impairment on originated mortgage servicing rights          (7)            --               (111)            --
  Gain on sale of loans held for sale                                 (1,758)        (1,684)            (5,830)        (4,494)
  Provision for loan losses                                               75             62                225            377
  Provision for losses on real estate owned                               --             12                 --             69
  Origination and purchase of loans held for sale                    (86,164)       (97,637)          (307,908)      (276,528)
  Sale of loans held for sale                                         88,225         94,260            319,860        248,785
Changes in:
  Accrued interest receivable                                           (351)             7               (157)           176
  Accrued expenses and other liabilities and income taxes payable      1,013            576                617          1,426
                                                                   --------------------------        --------------------------
    Net cash provided by (used in) operating activities                3,589         (1,031)            16,551        (20,954)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                                   1,261          1,597              5,378          4,143
    Available for sale                                                 1,267          2,019              3,618         10,926
  Principal repayments of mortgage loans held for investment
    and held for sale                                                 57,367         56,238            159,685        160,955
  Principal repayments of other loans                                  5,345          5,054             15,503         12,375
  Principal repayments of securities:
    Available for sale                                                    --             --                 30             32
  Loan origination - mortgage loans held for investment              (78,776)       (50,540)          (173,906)      (132,643)
  Loan origination - other loans                                      (9,438)        (5,424)           (23,807)       (13,592)
  Purchase of mortgage loans held for investment                     (11,598)        (9,077)           (24,740)       (18,643)
  Purchase of investment securities available for sale                    --         (3,902)                --         (5,147)
  Proceeds from sale of securities available for sale                    291         10,719              1,948         15,811
  Purchase of stock in Federal Home Loan Bank                           (893)            --               (893)            --
  Proceeds for sale of real estate owned                                 349          1,326              1,224          4,841
  Purchases of premises and equipment                                   (142)          (101)              (865)          (364)
  Other                                                                  608           (427)               145            (16)
                                                                   --------------------------        --------------------------
    Net cash provided by (used in) investing activities              (34,359)         7,482            (36,680)        38,678


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                                  Three months ended June 30,       Nine months ended June 30,
                                                                  ---------------------------       ---------------------------
                                                                       1999           1998               1999           1998
                                                                  ---------------------------       ---------------------------
Cash flows from financing activities:
  Net increase in customer deposit accounts                           21,547         13,049             18,587         21,468
  Proceeds from advances from Federal Home Loan Bank                 172,000        110,000            191,000        124,000
  Repayment on advances from Federal Home Loan Bank                 (149,060)      (134,004)          (171,161)      (158,012)
  Repayment of notes payable                                              --             --                (50)        (1,480)
  Cash dividends paid                                                   (722)          (558)            (2,004)        (1,566)
  Repurchase of common stock                                            (552)          (724)              (551)          (791)
  Net increase (decrease) in escrows                                   1,223            701             (1,531)        (2,032)
                                                                  ---------------------------       ---------------------------
    Net cash provided by (used in) financing activities               44,436        (11,536)            34,290        (18,413)
                                                                  ---------------------------       ---------------------------
    Net increase (decrease) in cash and cash equivalents              13,666         (5,085)            14,161           (689)
Cash and cash equivalents at beginning of the period                   3,826          7,663              3,331          3,267
                                                                  ---------------------------       ---------------------------
Cash and cash equivalents at end of period                         $  17,492          2,578             17,492          2,578
                                                                  ===========================	     ============================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)                      $   2,598          2,322              5,590          5,687
  Cash paid for interest                                               8,253          8,527             24,646         26,185

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans to real estate owned                       $     601          1,889              1,367          2,955
    Conversion of real estate owned to loans                             236             --                314             --
    Capitalization of originated mortgage servicing rights             1,453          1,143              4,223          2,471
    Capitalization of originated mortgage servicing
        interest only strips                                             785            729              2,280          1,493
    Excess servicing reclassified to mortgage-backed securities
        available for sale (interest only strip securities)               --             --                 --          1,527






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months and nine months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999.

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

(4) COMPREHENSIVE INCOME

     For the period ended June 30, 1999, the Company reported net income of $9,570,000. Total comprehensive income, reported pursuant to Statement of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income," was $9,265,000, which includes the change in the accumulated unrealized net loss on available for sale securities, net of income taxes of $305,000.

(5) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                             June 30, 1999
                             -----------------------------------------	--
                                           Gross     Gross     Estimated
                             Amortized  unrealized unrealized    market
                               cost        gains     losses      value
                             -------------------------------------------
U.S. Government Obligations $  2,858         --         (7)       2,851
Equity securities              2,738         --       (381)       2,357
                             -------------------------------------------
    Total                   $  5,596         --       (388)       5,208
                             ===========================================


(6) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                          June 30, 1999
                             -----------------------------------------	--
                                           Gross     Gross     Estimated
                             Amortized  unrealized unrealized    market
                               cost        gains     losses      value
                             -------------------------------------------
Pass-through certificates
  guaranteed by GNMA -
  fixed rate                $  5,372         28        (30)      5,370
FNMA pass-through
  certificates - fixed rate    5,154         --       (101)      5,053
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                 5,221          7       (397)      4,831
                             -------------------------------------------
     Total                  $ 15,747         35       (528)     15,254
                             ===========================================


(7) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.


                                           June 30, 1999
                             -----------------------------------------	--
                                           Gross     Gross     Estimated
                             Amortized  unrealized unrealized    market
                               cost        gains     losses      value
                             -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate            $  2,808          35         21       2,822
    Balloon maturity
      and adjustable rate    5,442           4         --       5,446
FNMA pass-through
  certificates:
    Fixed rate                 408          --         12         396
    Balloon maturity
      and adjustable rate      603          --         11         592
Pass-through certificates
  guaranteed by GNMA
    - fixed rate               457          26         --         483
Collateralized mortgage
  obligation bonds           3,242         289          2       3,529
Other asset-backed
  securities                 4,660       1,079        513       5,226
                             -------------------------------------------
      Total               $ 17,620       1,433        559      18,494
                             ===========================================

(8) LOANS RECEIVABLE

     Loans receivable are as follows:

                                            June 30, 1999
                                        ----------------------
                                        (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties               $     327,197
      Business properties                         90,438
      Partially guaranteed by VA or
        insured by FHA                            28,682
      Construction and development               196,079
                                             -------------
 Total mortgage loans                            642,396
 Commercial loans                                  5,153
 Installment loans to individuals                 37,673
                                             -------------
    Total loans held for investment              685,222
 Less:
 Undisbursed loan funds                          (85,373)
 Unearned discounts and fees on loans, net        (5,398)
 Allowance for losses on loans                    (5,784)
                                             -------------
 Net loans held for investment              $    588,667
                                             =============



                                            June 30, 1999
                                        ----------------------
                                        (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                $    125,853
      Partially insured by FHA                       450
                                             -------------
         Total loans held for sale               126,303
  Less:
    Undisbursed loan funds                       (19,739)
    Unearned discounts and fees on loans, net         34
                                             -------------
            Net loans held for sale         $    106,598
                                             =============


     Included in the loans receivable balances at June 30, 1999, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $5.2 million. Loans and participations serviced for others amounted to approximately $645.7 million at June 30, 1999.


(9) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                            June 30, 1999
                                        ----------------------
                                        (Dollars in thousands)
Real estate acquired through (or deed
  in lieu of) foreclosure	                   $    4,118
Less: allowance for losses                       (1,283)
                                             -------------
    Total                                    $    2,835
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

     In accordance with the Statement, servicing fees recognized in excess of normal servicing fees are carried as interest-only strip securities and classified as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Also, all previous amounts carried as excess servicing assets were combined and reclassified as interest-only strip securities. At June 30, 1999, the Bank had such interest-only strip securities in the amount of $4.7 million, classified as available for sale.

(11) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

                             Three months ended       Nine months ended
                             ------------------      ------------------
                             6/30/99    6/30/98      6/30/99    6/30/98
                             ------------------      ------------------
Net income (in thousands)   $ 3,149      3,176        9,570      9,510


Basic weighted average
   shares                 9,023,057   8,930,052     8,999,661  8,946,036
Effect of stock options     187,200     206,119       181,159    222,127
                          ----------------------    --------------------
Dilutive potential
  common shares           9,210,257   9,136,151     9,180,820  9,168,163

Net income per share:
  Basic                    $   0.35        0.36          1.06       1.06
  Dilutive                     0.34        0.35          1.04       1.04


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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 1999, were $780.6 million, an increase of $44.6 million from September 30, 1998, the prior fiscal year end.

     During the nine months ended June 30, 1999, securities available for sale decreased $2.0 million, which was the result of the sale of a taxable municipal obligation plus investment maturities.

     Included in mortgage-backed securities available for sale as of June 30, 1999, are $4.7 million in interest-only strips, which consist of excess mortgage servicing rights established at the time of various loan sales in accordance with SFAS No. 125. These are more fully described in the notes to consolidated financial statements. Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 1999, the Bank originated $307.9 million in mortgage loans held for sale, $173.9 million in mortgage loans held for investment, and $23.8 million in other loans. This total of $505.6 million in loans originated was an increase of $82.9 million over the nine months ended June 30, 1998.

     Included in the $106.6 million in loans held for sale as of June 30, 1999, are $16.3 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of June 30, 1999, are $0.5 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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

                            6/30/99   9/30/98   6/30/98
                           -----------------------------
Asset Classification:
  Substandard              $ 12,395    10,772     9,135
  Doubtful                       --         8        10
  Loss                        2,557     1,956     2,152
                           -----------------------------
                             14,952    12,736    11,297
   Allowance for losses      (7,919)   (7,701)  (10,127)
                           -----------------------------
                           $  7,033     5,035     1,170
                           =============================

     Total classified assets increased $2.0 million during the nine months ended June 30, 1999, primarily due to the classification of one commercial mortgage-backed security. The issuers of this security, which is secured by a retirement complex, did not pay the most recent semi-annual payment. $2.3 million of this security was classified as substandard and $0.6 million was classified as loss. Management is currently negotiating an amended payment schedule with the borrowers.

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

     Management believes that the specific loss allowances and GVA are adequate. While management uses available information to determine these allowances, future allowances may be necessary because of changes in economic conditions. Also, regulatory agencies (OTS and FDIC) review the Bank's allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

LIABILITIES AND EQUITY

     Customer deposit accounts increased $18.6 million during the nine months ended June 30, 1999. The weighted average rate on customer deposits as of June 30, 1999, was 4.76%, a decrease from 5.18% as of June 30, 1998.

     Advances from the FHLB were $129.0 million as of June 30, 1999, an increase of $19.8 million from September 30, 1998. During the nine-month period, the Bank borrowed $191.0 million of new advances and repaid $171.2 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.4 million as of June 30, 1999, a decrease of $1.5 million from September 30, 1998. This decrease is primarily due to amounts paid for borrowers' taxes during the fourth calendar quarter of 1998.

     Total stockholders' equity as of June 30, 1999, was $77.2 million (9.88% of total assets). This compares to a book value of $69.8 million (9.49% of total assets) at September 30, 1998. On a per share basis, stockholders' equity was $8.57 on June 30, 1999, compared to $7.84 on September 30, 1998.

     The Company paid cash dividends on its common stock of $0.0625 on November 30, 1998, and $0.08 on February 26, 1999, and May 28, 1999.
Subsequent to the quarter ended June 30, 1999, the Company announced a cash dividend of $0.08 per share to be paid on August 27, 1999, to stockholders of record as of August 6, 1999.

     Total stockholders' equity as of June 30, 1999, includes an unrealized loss of $525,000, net of income tax, on available for sale securities in accordance with SFAS No. 115.

RATIOS

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                                 Nine months ended
                              ----------------------
                               6/30/99      6/30/98
                              ----------------------
Return on assets                 1.68%        1.74%
Return on equity                17.36%       20.10%
Equity-to-assets ratio           9.88%        8.64%
Dividend payout ratio           20.95%       16.47%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 1999, and 1998.

     For the three months ended June 30, 1999, the Company had net income of $3,149,000 or $0.35 per share. This compares to net income of $3,176,000 or $0.36 per share for the quarter ended June 30, 1998.

     Net income for the nine months ended June 30, 1999, was $9,570,000 or $1.06 per share compared to net income of $9,510,000 or $1.06 per share during the same period in the prior year.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 1999, and 1998. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/99    As of
                                  ---------------------------  6/30/99
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 665,603    43,956   8.81%    8.18%
  Mortgage-backed securities        28,327     1,607   7.56%    6.38%
  Investments                       17,405       657   5.03%    7.55%
  Bank deposits                     12,196       324   3.54%    4.44%
                                  -------------------------------------
    Total earning assets           723,531    46,544   8.58%    8.02%
                                            ---------------------------
Non-earning assets                  24,773
                                  ---------
      Total                      $ 748,304
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 547,978    19,389   4.72%    4.76%
  FHLB Advances                    116,738     4,996   5.71%    5.41%
  Other borrowings                     170        11   8.63%    7.50%
                                  -------------------------------------
    Total costing liabilities      664,886    24,396   4.89%    4.88%
                                            ---------------------------
Non-costing liabilities              9,212
Stockholders' equity                74,206
                                  ---------
      Total                      $ 748,304
                                  =========
Net earning balance              $  58,645
                                  =========
Earning yield less costing rate                        3.69%    3.14%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 723,531    22,148   4.08%
                                  ==========================



                                   Nine months ended 6/30/98    As of
                                  ---------------------------  6/30/98
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 633,452    43,049   9.06%    8.08%
  Mortgage-backed securities        44,667     2,410   7.19%    6.63%
  Investments                       19,401     1,071   7.36%    7.86%
  Bank deposits                      8,487       382   6.00%    5.23%
                                  -------------------------------------
    Total earning assets	          706,007    46,912   8.86%    7.99%
                                            ---------------------------
Non-earning assets                  25,472
                                  ---------
      Total                      $ 731,479
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 529,004    20,161   5.08%    5.18%
  FHLB Advances                    128,920     5,857   6.06%    5.78%
  Other borrowings                   1,078        45   5.57%    7.50%
                                  -------------------------------------
    Total costing liabilities      659,002    26,063   5.27%    5.28%
                                            ---------------------------
Non-costing liabilities              8,986
Stockholders' equity	               63,491
                                  ---------
      Total                      $ 731,479
                                  =========
Net earning balance              $  47,005
                                  =========
Earning yield less costing rate                        3.59%    2.70%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 706,007    20,849   3.94%
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




                                          Nine months ended June 30, 1999, compared to
                                                nine months ended June 30, 1998
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,188)        2,185         (90)        907
  Mortgage-backed securities                 125          (882)        (46)       (803)
  Investments                               (339)         (110)         35        (414)
  Other assets                              (157)          167         (68)        (58)
                                        -----------------------------------------------
Net change in interest income             (1,559)        1,360        (169)       (368)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (1,429)          723         (66)       (772)
  FHLB Advances                             (338)         (554)         31        (861)
  Other borrowings                            25           (38)        (21)        (34)
                                        -----------------------------------------------
Net change in interest expense            (1,742)          131         (56)     (1,667)
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $     183         1,229        (113)      1,299
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 1999, increased $643,000 from the same period in the prior year. Specifically, interest on loans increased $623,000, partially offset by a decrease in interest on MBS of $198,000, a decrease in interest on investments of $157,000, and a decrease in other interest income of $63,000.

Interest expense for the three months ended June 30, 1999, decreased $438,000, primarily due to a decrease in interest expense on customer deposits of $413,000.

     Net interest margin before loan loss provision in the nine months ended June 30, 1999, increased $1.3 million from the period ended June 30, 1998. Interest on MBS decreased $803,000 and interest on investments decreased $414,000 due to a decrease in average balances. These decreases were partially offset by an increase in interest on loans of $907,000 due to an increase in average balances of loans outstanding. Total interest expense for the nine months ended June 30, 1999, decreased $1.7 million from the prior year, which was due primarily to a decrease in the average cost of customer deposits (4.72% compared to 5.08% in the prior year), a decrease in the average cost of FHLB Advances (5.71% compared to 6.06% in the prior year), and a decrease in the average balance of FHLB Advances.

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

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses of $75,000 during the quarter ended June 30, 1999, was an increase of $13,000 over the three months ended June 30, 1998. The provision for loan losses of $225,000 during the nine months ended June 30, 1999, decreased $152,000 over the nine month period ended June 30, 1998. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination. Management establishes allowances for losses based on current economic values and any disruptions in the real estate market could cause management to increase the provision for loss.

OTHER OPERATING INCOME

     Other operating income for the three months ended June 30, 1999, increased $198,000 from the same period in the prior year.
Specifically, loan servicing fees increased $136,000 and gains on the sale of loans held for sale increased $50,000 due to an increase in loan sale volume. These increases were offset by a decrease in customer service fees of $35,000.

     Other operating income for the nine months ended June 30, 1999, increased $1.3 million from the same period in the prior year. Specifically, loan servicing fees decreased $205,000 due to an increase in amortization of capitalized mortgage servicing rights. This was offset by an increase of $1.3 million in gains on loan sales due to an increase in the volume of loan sales. Also, the reserve for impairment on capitalized mortgage servicing rights was reduced by $111,000 during the nine months ended June 30, 1999, which was a result of a decrease in prepayments and estimated prepayment speeds of the underlying mortgage loans.

GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the quarter ended June 30, 1999, increased $793,000 from the same quarter in the prior year. Total general and administrative expenses for the nine months ended June 30, 1999, increased $2.3 million from the prior year. These increases for the three-month and nine-month periods were primarily due to increases in compensation and fringe benefits, which was related to an increase in staffing and other expenses in the construction lending and mortgage loan origination departments commensurate with an increase in loan origination volume.

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

     In calendar year 1997, management implemented a year 2000 process using the standard framework set forth by the Federal Financial Institutions Examination Council, which includes separate phases for awareness, assessment, renovation, validation, and implementation. In the awareness phase, management committed resources and established a year 2000 committee consisting of managers from all departments of the Company. This committee proceeded through the assessment phase, which included an analysis of the year 2000 impact on all hardware, software, and electronic equipment; identifying the Company's critical business processes; developing priorities by risk; gaining commitment from vendors and service providers; and evaluating the impact on the Bank's customers. The renovation phase included the replacement or elimination of non-compliant software, hardware, and vendors. In the validation phase, the committee tested all renovated systems and all data exchanges with outside organizations. In the implementation phase, all renovated systems were put into service. The validation and implementation phases were completed as of March 31, 1999. During the fiscal year 1998, the OTS performed its first on-site examination of the Bank's year 2000 process. The Bank underwent a second year 2000 examination by the OTS during February 1999, and a third during July 1999.

     Data processing of the Bank's core operations is provided by a third party service bureau. In November 1998, the Bank's service bureau installed its fully renovated year 2000 compliant software. The Bank has actively participated in testing procedures and it continues to prudently monitor the progress reports received from the vendor. The Company's year 2000 plan also includes the evaluation of phone systems, alarm systems, funds transfer providers, and all hardware and software on its wide-area network ("WAN"). Management estimates that the year 2000 implementation plan will cost approximately $400,000, most of which is the cost of capitalized computer hardware for the WAN. Approximately 90% of this cost has been incurred as of June 30, 1999.

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


REGULATORY CAPITAL REQUIREMENTS

     At June 30, 1999, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 1999, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.

At June 30, 1999                                       Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  73,287
Adjustment for regulatory capital:
  Intangible assets                                    (1,584)
  Disallowed portion of servicing assets	                (591)
  Reverse the effect of SFAS No. 115                      300
                                                     ---------
    Tangible capital                                   71,412
  Qualifying intangible assets                          1,458
                                                     ---------
    Tier 1 capital (core capital)                      72,870
  Qualifying general valuation allowance	               4,573
                                                     ---------
       Risk-based capital	                          $  77,443
                                                     =========



                                                                 As of June 30, 1999
                                            -------------------------------------------------------------------
                                                                  Minimum required for     Minimum required to be
                                                   Actual           Capital Adequacy        "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 74,443     14.0%        44,394      >=8%       55,493     >=10%
Core capital to adjusted tangible assets     72,870      9.4%        31,118      >=4%       38,898      >=5%
Tangible capital to tangible assets          71,412      9.2%        11,669     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       72,870     13.1%            --        --       33,296      >=6%



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

LOANS TO ONE BORROWER

     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of June 30, 1999, the Bank had no loans that exceeded the loans to one borrower limit.

INVESTMENT IN SUBSIDIARIES

     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of June 30, 1999, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and mortgage-backed securities. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of June 1999, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 13.7%.

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





                                        NASB FINANCIAL, INC.
                                            (Registrant)



August 12, 1999                         By: /s/ David H. Hancock
                                            David H. Hancock
                                            Chairman and
                                            Chief Executive Officer




August 12, 1999                         By: /s/ Keith B. Cox
                                            Keith B. Cox
                                            Vice President and Treasurer