Form 10-K405
period 1999-09-30
NASB FINANCIAL INC
filed 1999-12-29
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

              For the period ended    SEPTEMBER 30, 1999

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

         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.15 par value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     [ ]Yes     [X] No

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on December 15, 1999, was approximately $107.0 million.

     As of December 15, 1999, there were issued and outstanding
8,914,438 shares of the Registrant's common stock.


                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 1999.
2. Part III - Proxy Statement for the 2000 Annual Meeting of
   Stockholders.




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

     The Bank's market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, and Lafayette in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices including one in Leawood, Kansas, and one each in Grandview, Lee's Summit, Independence, Harrisonville, Gladstone, and St. Joseph in Missouri. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri, in Swansea, Illinois, Des Moines, Iowa, and Topeka and Overland Park in Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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

                                       As of 9/30/99
                                  ----------------------
                                                 Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 749,572     8.28%
  Mortgage-backed securities          29,083     6.04%
  Investments                         13,317     7.49%
  Bank deposits                        7,317     4.86%
                                  ----------------------
    Total earning assets             799,289     8.15%
Non-earning assets                    26,448   ---------
                                  -----------
      Total                        $ 825,737
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 565,463     4.83%
  FHLB advances                      168,088     5.51%
  Other borrowings                       150     7.50%
                                  ----------------------
    Total costing liabilities        733,701     4.99%
Non-costing liabilities               13,355   ---------
Stockholders' equity                  78,681
                                  -----------
      Total                        $ 825,737
                                  ===========
Net earning balance                 $ 65,588
                                  ===========
Earning yield less costing rate                  3.16%
                                               =========


                                      As of 9/30/98
                                  ----------------------
                                                 Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 658,357     8.09%
  Mortgage-backed securities          41,689     6.57%
  Investments                         13,170     7.81%
  Bank deposits                           --       --
                                  ----------------------
    Total earning assets             713,216     7.99%
Non-earning assets                    22,838   ---------
                                  -----------
      Total                        $ 736,054
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 545,504     5.04%
  FHLB advances                      109,210     5.77%
  Other borrowings                       200     7.50%
                                  ----------------------
    Total costing liabilities        654,914     5.16%
Non-costing liabilities               11,307   ---------
Stockholders' equity                  69,833
                                  -----------
      Total                        $ 736,054
                                  ===========
Net earning balance                 $ 58,302
                                  ===========
Earning yield less costing rate                  2.83%
                                               =========


                                      As of 9/30/97
                                  ----------------------
                                                 Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 636,742     8.16%
  Mortgage-backed securities          51,279     7.16%
  Investments                         22,152     6.80%
  Bank deposits                          513     5.31
                                  ----------------------
    Total earning assets             710,686     8.05%
Non-earning assets                    22,778   ---------
                                  -----------
      Total                        $ 733,464
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 520,544     5.29%
  FHLB advances                      143,226     6.03%
  Other borrowings                     1,680     6.22%
                                  ----------------------
    Total costing liabilities        665,450     5.45%
Non-costing liabilities                8,818   ---------
Stockholders' equity                  59,196
                                  -----------
      Total                        $ 733,464
                                  ===========
Net earning balance                 $ 45,236
                                  ===========
Earning yield less costing rate                  2.60%
                                               =========

RATIOS
     The following table sets forth, for the periods indicated, the Company's return on assets (net income divided by average total assets), return on equity (net income divided by average equity), and equity-to-assets ratio (average equity divided by average total assets).

                                   Year ended September 30,
                            ---------------------------------------
                              1999    1998    1997    1996    1995
                            ---------------------------------------
Return on average assets      1.65%   1.85%   1.53%   1.14%   1.41%
Return on average equity     17.37%  21.06%  20.07%  15.89%  20.05%
Equity to asset ratio         9.53%   8.78%   8.07%   7.19%   7.04%
Dividend payout ratio        21.11%  15.63%  15.38%  17.51%  10.15%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                1999     1998     1997     1996     1995
             -----------------------------------------------
February      $ 0.08    0.0625    0.05  0.0390625  0.03125
May             0.08    0.0625    0.05  0.0390625  0.03125
August          0.08    0.0625    0.05  0.0390625  0.03125
November        0.08    0.0625    0.05  0.0390625  0.03125



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



	                                                                September 30,
                                 --------------------------------------------------------------------------
                                        1999           1998           1997           1996           1995
                                    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                                  -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties         $ 430,635  50    455,503  61    450,240  64    427,458  64    343,659  67
  Business properties              153,549  18     79,460  11     92,477  13    102,286  15     87,187  17
  Partially guaranteed by VA or
    insured by FHA                  34,945   4     25,533   3     25,790   4     49,308   7     12,269   2
  Construction and development     197,041  23    150,729  20    102,131  14     62,881  10     38,459   8
                                  -------------   ------------   ------------   ------------   ------------
     Total mortgage loans          816,170  95    711,225  95    670,638  95    641,933  96    481,574  94
Commercial loans                     4,335  --      7,225   1     10,973   2     14,668   2     21,444   4
Installment loans to individuals    41,737   5     28,524   4     22,071   3     12,305   2      9,177   2
                                  -------------   ------------   ------------   ------------   ------------
                                 $ 862,242 100    746,974 100    703,682 100    668,906 100    512,195 100
                                  =============   ============   ============   ============   ============



     The following table sets forth information at September 30, 1999, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. As of September 30, 1999, net real estate loans totaled 85% of the Bank's assets. Dollar amounts are expressed in thousands.

                                           2001
                                         Through    After
                                 2000      2004      2005        Total
                              ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rates          $  3,006    14,996    281,945      299,947
   - at adjustable rates        1,464     4,536    313,182      319,182
Construction and development:
   - at fixed rates             7,687     9,477      3,065       20,229
   - at adjustable rates      139,022    33,990      3,800      176,812
                              ------------------------------------------
Total mortgage loans          151,179    62,999    601,992      816,170
Commercial loans                  554        89      3,692        4,335
Installment loans to
  Individuals                   3,392    10,788     27,557       41,737
                              ------------------------------------------
     Total loans receivable  $155,125    73,876    633,241      862,242
                              ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 1999, approximately 54% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veteran's Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). As of September 30, 1999, approximately $34.9 million or 4% of the Bank's total loans were insured by the FHA or VA.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are offered to owner/occupants, to persons building a residence for seasonal use or for investment purposes, and to builders/developers who build properties to be sold. As of September 30, 1999, approximately 23% of the Bank's total loans receivable were construction and development loans. Construction loans are originated at interest rates that adjust daily based on a pre-determined percentage above the prime lending rate. Most construction loans are due and payable within one year or else converted to a permanent loan. In some cases extensions are permitted if payments are current and the construction has continued satisfactorily. Land acquisition and development loans for the purpose of developing raw land into residential or commercial property typically have three-year terms at floating interest rates.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 1999, commercial real estate loans on business properties were $153.5 million or 18% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

CONSUMER LOANS
     As of September 30, 1999, consumer installment loans and lease financing to individuals represented approximately 5% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence. During fiscal 1997, the Bank began offering more traditional consumer loan products in an effort to provide a wider range of banking products to its customers.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained). At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 1999, the Bank sold $108.9 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 1999, the Bank had loans held for sale with a carrying value of $92.2 million, which included $0.4 million in commercial residential loans that are insured by the FHA. The Bank holds options to put these loans back to the FHA during specified periods in the future. Management plans to exercise the options if future market conditions are favorable, which precludes management's intention to hold them to maturity.

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

                                         As of September 30,
                             -----------------------------------------
                                 1999    1998    1997    1996    1995
                             -----------------------------------------
Asset Classification
  Substandard                $ 12,287  10,772  10,263   9,482   8,844
  Doubtful                         --       8      12      15      17
  Loss                          2,738   1,956   2,944   2,967   2,716
                             -----------------------------------------
    Total Classified           15,025  12,736  13,219  12,464  11,577
Allowance for loan/REO
  Losses                       (7,960) (7,701) (7,952) (7,551) (7,060)
                             -----------------------------------------
   Net classified assets     $  7,065   5,035   5,267   4,913   4,517
                             =========================================
   Net classified to total
     classified assets             47%     40%     40%     39%     39%


     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                                     September 30,
                              1999    1998    1997    1996    1995
                           ------------------------------------------
Total Assets              $ 825,797 736,054 733,464 711,088 641,838

Non-accrual loans         $   4,074   3,854   3,679   3,303     985
Troubled debt
  Restructurings              4,004   6,031  10,051  11,766  14,312
Net real estate and
  other assets acquired
  through foreclosure         2,702   3,232   4,184   4,377   4,462
                           ------------------------------------------
     Total                $  10,780  13,117  17,914  19,446  19,759
                           ==========================================
Percent of total assets        1.31%   1.78%   2.44%   2.73%   3.08%
                           ==========================================


     Delinquencies. The following table summarizes delinquent loan information.

                      As of September 30, 1999
-----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
-----------------------------------------------------------------------
30 to 89 days               162          $  4,957           0.6%
90 or more days              73             3,978           0.5%
                        -----------       -----------------------------
    Total                   235          $  8,935           1.1%
                        ===========       =============================


                      As of September 30, 1998
-----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
-----------------------------------------------------------------------
30 to 89 days                86          $  4,848           0.7%
90 or more days              48             3,854           0.6%
                        -----------       -----------------------------
    Total                   134          $  8,702           1.3%
                        ===========       =============================

     The effect of non-performing loans on interest income for fiscal year 1999 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 1999                        $  4,074
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 1999 if
    these loans had been performing                 $    373
Actual amount included in interest income for
    fiscal 1999                                          125
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    248
                                                     ========


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

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.

                                          September 30,
                              -----------------------------------------
                                 1999    1998    1997    1996    1995
                              -----------------------------------------
Balance at beginning of year  $ 6,405   6,272   5,836   5,484   6,285
Total provisions                  300      64     477     633    (749)
Recoveries (charge-offs)          (34)     69     (41)   (281)    (52)
                              -----------------------------------------
Balance at end of year        $ 6,671   6,405   6,272   5,836   5,484
                              =========================================


     The following table is a summary of quarterly loss provisions for the years ended September 30. Dollar amounts are expressed in thousands.

1999 1998
                            ---------------------
1st quarter provision       $  75            6
2nd quarter provision          75          308
3rd quarter provision          75           75
4th quarter provision          75         (325)
                            ---------------------
    Total                   $ 300           64
                            =====================


     During the fourth quarter of fiscal 1998, management booked a recovery of losses on loans after a periodic analysis of the Bank's GVA on loans showed the Bank to be over reserved. The excess GVA was accumulated as a result of several recoveries on residential loans during that quarter.

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

                                           September 30,
                               -----------------------------------------
                                  1999    1998    1997    1996    1995
                               -----------------------------------------
Beginning allowance for loss   $ 1,336   1,680   1,715   1,576   1,574
Provisions                          --  (1,987)   (172)      3     203
Net recoveries (charge-offs)       (47)  1,643     137     136    (201)
                               -----------------------------------------
Allowance for loss at year-end $ 1,289   1,336   1,680   1,715   1,576
                               =========================================


SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management classifies debt securities as available for sale if the Bank does not have the intention and ability to hold it until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded in a separate component of stockholders' equity. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments for interest rate risk management or to accomplish any hedging strategies.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and Government National Mortgage Association
("GNMA"). As of September 30, 1999, the Bank had $3.3 million in fixed rate and $5.5 million in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The Bank also had $1.1 million in CMO bonds and $4.5 million in other asset-backed securities held to maturity.

INVESTMENT SECURITIES
     As of September 30, 1999, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSITS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.


                                                              September 30,
                              ----------------------------------------------------------------------------
                                  1999            1998            1997          1996            1995
                              ------------    ------------    ------------    ------------    ------------
                               Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                              ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts	    $  57,987  10	     60,803  11      51,934  10      43,073   8      48,919   9
Savings accounts               85,758  15      78,991  14      70,457  13      63,495  11      54,438  10
Money market demand accounts    7,004   1       8,276   2       9,723   2      19,560   4      19,183   4
Certificates of deposit       414,714  74     397,434  73     388,430  75     373,503  77     407,088  77
                             -------------    ------------    ------------    ------------    ------------
                            $ 565,463 100     545,504 100     520,544 100     499,631 100     529,628 100
                             =============    ============    ============    ============    ============
Weighted average interest rate   4.83%           5.04%           5.29%           5.29%           5.49%




     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        1999      1998      1997      1996      1995
                     -------------------------------------------------
Deposit receipts    $ 741,718   582,168   540,220   473,035   586,266
Withdrawals           744,325   576,831   537,489   485,992   557,424
                     -------------------------------------------------
Deposit receipts
  and purchases in
  Excess of (less
  than) withdrawals    (2,607)    5,337     2,731   (12,957)   28,842
Deposits sold              --        --        --   (36,225)       --
Interest credited      22,566    19,623    18,182    19,185    17,119
                     -------------------------------------------------
    Net increase
      (decrease)     $ 19,959    24,960    20,913   (29,997)   45,961
                     =================================================
Balance at end
  of year            $ 565,463  545,504   520,544   499,631   529,628
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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, particularly when management determines that it can profitably invest the advances over their term. During fiscal 1999, the Bank borrowed an additional $259 million in advances and as of September 30, 1999, had a balance of $168.1 million (23% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                As of September 30,
                   --------------------------------------------------
                      1999      1998      1997      1996      1995
                   --------------------------------------------------
FHLB advances     $ 168,088   109,210   143,226   145,242    50,258
Other notes payable     150       200     1,680     1,565     1,690
                  --------------------------------------------------
   Total          $ 168,238   109,410   144,906   146,807    51,948
                  ==================================================
Weighted average
   rate                5.51%     5.77%     6.03%     6.00%     6.63%
                  ==================================================

     As of September 30, 1999, the Bank had no category of short-term borrowings for which the average balance outstanding during the year was more than stockholders' equity.


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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 1999, the Bank and its subsidiaries had 322 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 1999, of $8.4 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     As a member of the FHLB System, the Bank is required to maintain an average balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the OTS to an amount within the range of 4% to 10%, depending on economic conditions and the savings flows of member banks. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank's average liquidity for the month of September 1999 was 11.5%.

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

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law. The Funds Act outlined a one-time assessment of 65.7 basis points of insured deposits, which was used to increase the SAIF to 1.25% of total insured deposits. Beginning January 1, 1997, annual deposit insurance premiums range from 0 to 27 basis points of insured deposits based on where an institution fits on the RRPS. North American is considered to be "well capitalized" and has been placed in the most favorable capital subgroup. In addition to deposit insurance premiums, SAIF-insured institutions are currently assessed a premium of 0.059% of insured deposits, which is used to service the interest on the Financing Corporation ("FICO") debt.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible assets.
"Core capital" includes (i) common stockholders' equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 1999, the Bank had no supervisory goodwill and none of the Bank's servicing rights were deducted from its regulatory capital. At September 30, 1999, the Bank's core capital ratio was 9.0%

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 1999, North American's regulatory tangible capital was 8.8% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 1999, the Bank's current risk-based regulatory capital was 13.3% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 1999, North American had no loans that exceeded its loans-to-one-borrower limit.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 1999, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. The balance maintained to meet these reserve requirements may also be used to satisfy the liquidity requirements imposed by the OTS. As of September 30, 1999, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 1999 and 1998, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under the new tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture will be completed over a six-year phase-in period. The phase-in period will be delayed for two years for institutions who meet certain residential lending requirements. As of September 30, 1999, North American had approximately $2 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock has forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture is more than offset by opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North America's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has 7 branch offices, 7 loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 1999, was approximately $3.4 million.

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

3011-B North Belt
St. Joseph, Missouri              1999       Leased    January 2004

8840 State Line Road
Leawood, Kansas                   1994       Owned

2002 E Mechanic
Harrisonville, Missouri           1975       Owned

11221 E 23rd  St.
Independence, Missouri            1990       Owned

12125-D Blue Ridge Extension
Grandview, Missouri               1990       Leased    January 2000

949 NE Columbus
Lee's Summit, Missouri            1993       Leased    November 2002

12900 Metcalf - Suite 140
Overland Park, Kansas             1996       Leased    December 2001

1611 Des Peres Rd. - Suite 110
St. Louis, Missouri               1994       Leased    February 2001

1014 Country Club Road
St. Charles, Missouri             1997       Leased    February 2000

# 7 Executive Woods Ct.
Suite C
Swansea, Illinois                 1999       Leased    August 2002

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

                                 PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
	The information appearing on page 39 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  Selected Financial Data
	The information appearing on page 3 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
	The information appearing on pages 4 through 11 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data
	The information appearing on pages 12 through 35 of the 1999 Annual Report to Stockholders is incorporated herein by reference. See
Item 14 below for a list of the financial statements and notes so incorporated.

ITEM 9. Change in and Disagreements with Accountants on Accounting and Finance Disclosure
	None.

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant
	The information appearing on pages 3 through 6 of the Company's Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

ITEM 11.  Executive Compensation
	The information appearing on pages 5 through 6 of the Company's Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management The information appearing on page 2 of the Company's Proxy
Statement for the 2000 Annual Meeting is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions
	The information appearing on page 9 of the Company's Proxy Statement for the 2000 Annual Meeting s incorporated herein by reference.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB Financial, Inc. and the independent auditor's report thereon which appear in the Company's 1999 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 1999, and 1998 (Annual Report - Page 12).

     Consolidated Statements of Income for the years ended September 30, 1999, 1998, and 1997 (Annual Report - Page 13).

     Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1999, 1998, and 1997 (Annual   Report - Page 16).

     Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997 (Annual Report - Pages 14 and 15).

     Notes to Consolidated Financial Statements (Annual Report - Pages 17 through 35).

     Report of Independent Auditors (Annual Report - Page 36).

 (2) Financial Statement Schedules.
      Schedules are provided in the Consolidated Financial Statements.

 (3) Exhibits.

Exhibit
Number
---------
2) Agreement and Plan of Merger by and among North American Savings Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB Financial Inc. Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3) Federal Stock Savings Bank Charter and Bylaws. Exhibit 3 to Form 10-K for fiscal year ended September 30, 1992, dated December 27, 1992, and incorporated herein by reference.

3.1) Articles of Incorporation of NASB Financial, Inc.  Exhibit 3.1 to
     Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3.2) Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated April
     15, 1998, and incorporated herein by reference.

10.1)Employees' Stock Option Plan and specimen copy of Option Agreement entered into between the Company and the Plan participants.
     (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference.)

10.2)Amended and Restated Retirement Income Plan for Employees of North
     American Savings Bank dated September 30, 1988, dated December 20, 1988, and incorporated herein by reference).

*13) 1999 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 1999, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2000 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

* Filed Herewith

(b) Reports of Form 8-K.
       None.

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

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