Form 10-Q
period 1999-12-31
NASB FINANCIAL INC
filed 2000-02-14
CIK 1059131

Securities and Exchange Commission
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 1999

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of February 9, 2000, was 9,040,486.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)



                                           December 30,   September 30,
                                              1999            1999
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $   5,068      $  10,870
Securities available for sale                  4,619          4,913
Stock in Federal Home Loan Bank, at cost      10,436          8,405
Mortgage-backed securities:
  Available for sale                          13,835         14,597
  Held to maturity (market value of $12,414
    and $13,268 at December 31, 1999, and
    September 30, 1999, respectively)         12,273         13,019
Loans receivable:
  Held for sale                               92,625         92,232
  Held for investment, net                   705,430        658,808
Accrued interest receivable                    4,973          4,832
Real estate owned, net                         2,142          2,702
Premises and equipment, net                    4,501          4,719
Mortgage servicing rights, net                 8,983          8,382
Other assets                                   3,030          2,258
                                           ----------     ----------
                                           $ 867,915      $ 825,737
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 563,482      $ 565,463
  Advances from Federal Home Loan Bank       213,726        168,088
  Other borrowings                               150            150
  Escrows                                      1,663          6,310
  Income taxes payable                         5,060          2,965
  Accrued expenses and other liabilities       3,250          3,898
                                           ----------     ----------
      Total liabilities                      787,331        746,874
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    3,000,000 authorized; 9,475,312 issued
    at December 31, 1999, and
    September 30, 1999                         1,425         1,425
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none outstanding                              --             --
  Additional paid-in capital                  13,856         13,856
  Retained earnings                           72,278         69,704
  Treasury stock, at cost; 608,874 shares
    at December 31, 1999, and 547,874 shares
    at September 30, 1999.                    (6,346)        (5,640)
  Unrealized net loss on securities
    available for sale                          (629)          (482)
                                           ----------     ----------
      Total stockholders' equity              80,584         78,863
                                           ----------     ----------
                                             867,915        825,737
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                Three Months Ended
                                                    December 31,
                                               ----------------------
                                                  1999         1998
                                               ---------    ---------
Interest on loans                              $ 17,123       14,533
Interest on mortgage-backed securities              282          482
Interest and dividends on investments               268          234
Other interest income                               123          223
                                               ---------    ---------
  Total interest income                          17,796       15,472
                                               ---------    ---------

Interest on customer deposit accounts             6,865        6,680
Interest on advances and notes payable            2,526        1,679
                                               ---------    ---------
  Total interest expense                          9,391        8,359
                                               ---------    ---------
    Net interest income                           8,405        7,113
Provision for loan losses                           150           75
                                               ---------    ---------
    Net interest after provision
      for loan losses                             8,255        7,038
                                               ---------    ---------
Other income (expense):
  Loan servicing fees                               232         (274)
  Customer service fees and charges                 651          532
  Impairment recovery (loss) of mortgage
    servicing rights                                115         (104)
  Gain (loss)on sale of securities held for sale     --           94
  Gain on sale of loans held for sale               972        2,239
  Other                                             216          334
                                                --------     --------
    Total other income                            2,186        2,821
                                                --------     --------
General and administrative expenses:
  Compensation and fringe benefits                3,078        2,921
  Premises and equipment                            643          582
  Advertising and business promotion                210          182
  Federal deposit insurance premiums                 82           79
  Other                                             947        1,158
                                                --------     --------
    Total general and administrative expenses     4,962        4,922
                                                --------     --------
    Income before income tax expense              5,479        4,937
Income tax expense                                2,191        1,922
                                                --------     --------
    Net income                                  $ 3,288        3,015
                                                ========     ========
Basic earnings per share                        $  0.37         0.34
                                                ========     ========
Diluted earnings per share                      $  0.36         0.33
                                                ========     ========

Weighted average shares outstanding           8,919,286    8,935,244




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock   income(loss)      equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 1999          $ 1,425       13,856     69,704     (5,640)     (482)      78,863
  Comprehensive income:
    Net income                           --           --      3,288         --        --        3,288
    Other comprehensive income,
      net of tax
       Unrealized loss on securities     --           --         --         --      (147)        (147)
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --        3,141
  Cash dividends paid                    --           --       (714)        --        --         (714)
  Repurchase of common stock             --           --         --       (706)       --         (706)
                                  ----------------------------------------------------------------------
Balance at December 31, 1999        $ 1,425       13,856     72,278     (6,346)     (629)      80,584
                                  =======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                                Three months ended December 31,
                                                                  ---------------------------
                                                                       1999           1998
                                                                  ---------------------------
Cash flows from operating activities:
  Net income                                                        $  3,288          3,015
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
  Depreciation                                                           264            243
  Amortization and accretion                                              96             47
  Gain on sale of securities available for sale                           --            (94)
  Impairment loss (recovery) of mortgage servicing rights               (115)           104
  Gain on sale of loans receivable held for sale                        (972)        (2,239)
  Provision for loan losses                                              150             75
  Origination and purchase of loans receivable held for sale         (71,677)      (128,471)
  Sale of loans receivable held for sale                              71,445        119,575
Changes in:
  Accrued interest receivable                                           (142)           309
  Accrued expenses and other liabilities and income taxes payable      1,546          5,433
                                                                   --------------------------
    Net cash provided by (used in) operating activities                3,883         (2,003)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                                     756          2,423
    Available for sale                                                   863          1,280
  Principal repayments of mortgage loans held for investment
    and held for sale                                                 56,730         52,439
  Principal repayments of other loans                                  6,322          5,399
  Principal repayments of securities available for sale                   --             30
  Loan origination - mortgage loans held for investment              (89,245)       (46,943)
  Loan origination - other loans                                      (7,599)        (6,824)
  Purchase of mortgage loans held for investment                     (12,945)        (5,379)
  Proceeds from sale of securities available for sale                     --          1,657
  Purchase of stock in Federal Home Loan Bank                         (2,032)            --
  Proceeds for sale of real estate owned                                 776            688
  Purchases of premises and equipment                                    (46)          (352)
  Other                                                                 (855)           511
                                                                   --------------------------
    Net cash provided by (used in) investing activities              (47,275)         4,929


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                               Three months ended December 31,
                                                                  ---------------------------
                                                                       1999           1998
                                                                  ---------------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts                (1,981)           904
  Proceeds from advances from Federal Home Loan Bank                  56,200          5,000
  Repayment on advances from Federal Home Loan Bank                  (10,562)           (40)
  Cash dividends paid                                                   (714)          (558)
  Repurchase of common stock                                            (706)            --
  Net decrease in escrows                                             (4,647)        (4,679)
                                                                  ---------------------------
    Net cash provided by financing activities                         37,590            627
                                                                  ---------------------------
    Net increase (decrease) in cash and cash equivalents              (5,802)         3,553
Cash and cash equivalents at beginning of the period                  10,870          3,331
                                                                  ---------------------------
Cash and cash equivalents at end of period                         $   5,068          6,884
                                                                  ===========================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)                      $      (3)            --
  Cash paid for interest                                               9,422          8,456

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned            $     258            230
    Conversion of real estate owned to loans receivable                   --             78
    Capitalization of mortgage servicing rights                          818          1,300
    Capitalization of mortgage servicing interest only strips            329            805





See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000.

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

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


 (2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                        December 31, 1999
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,857        --         (7)      2,850
Equity securities             2,738        --       (969)      1,769
                            -------------------------------------------
  Total                   $   5,595        --       (976)      4,619
                            ===========================================


(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 1999
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  4,756        --        (35)     4,721
FNMA pass-through
  certificates - fixed rate    3,460        --       (112)     3,348
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                 5,684        82         --      5,766
                            -------------------------------------------
     Total                  $ 13,900        82       (147)    13,835
                            ===========================================

(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                       December 31, 1999
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	            $  2,317        22         49        2,290
    Balloon maturity and
      adjustable rate         4,663         4         --        4,667
FNMA pass-through
  certificates:
   Fixed rate                   325        --         15          310
   Balloon maturity and
     adjustable rate            523        --         12          511
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  436        19         --          455
Collateralized mortgage
  obligation bonds            1,080        60          1        1,139
Other asset-backed
  Securities                  2,929       113         --        3,042
                            -------------------------------------------
      Total                $ 12,273       218         77       12,414
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          1999
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 339,079
      Business properties                                166,931
      Partially guaranteed by VA or
        insured by FHA                                    28,253
    Construction and development                         218,750
                                                       ----------
       Total mortgage loans                              753,013
  Commercial loans                                         4,153
  Installment loans to individuals                        42,923
                                                       ----------
    Total loans held for investment                      800,089
  Less:
    Undisbursed loan funds                               (82,525)
    Unearned discounts and fees and costs
      on loans, net                                       (5,313)
    Allowance for losses on loans                         (6,821)
                                                       ----------
     Net loans held for investment                     $ 705,430
                                                       ==========

                                                      December 31,
                                                          1999
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 108,074
      Partially insured by FHA                               441
                                                       ----------
        Total loans held for sale                        108,515
   Less:
    Undisbursed loan funds                               (15,843)
    Unearned discounts and fees and costs
      on loans, net                                          (47)
                                                       ----------
        Net loans held for sale                         $ 92,625
                                                       ==========

     Included in the loans receivable balances at December 31, 1999, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $5.1 million. Loans and participations serviced for others amounted to approximately $698.6 million at December 31, 1999.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:


                                                      December 31,
                                                          1999
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 3,375
Less:  allowance for losses                              (1,233)
                                                       ----------
   Total                                                $ 2,142
                                                       ==========

     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The bank accounts for mortgage servicing rights in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 requires the Bank to calculate and recognize all retained servicing value (including "normal servicing") at the time of a loan sale in which servicing is retained. These amounts for normal originated mortgage servicing rights ("OMSRs") are recorded as assets and amortized as offsets to future servicing income. Impairment of OMSRs is assessed based on the fair value of the rights on a pool by pool basis. Fair values are estimated using discounted cash flows based on a market rate of interest.

     In accordance with the Statement, servicing fees recognized in excess of normal servicing fees are carried as interest-only strip securities and classified as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Also, all previous amounts carried prior to SFAS No. 125 as excess servicing assets were combined and reclassified as interest-only strip securities. At December 31, 1999, the Bank had such interest-only strip securities in the amount of $5.6 million, classified as available for sale.

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

                                                 Three months ended
                                             -------------------------
                                               12/31/99      12/31/98
                                             -------------------------
Net income (in thousands)                     $  3,288         3,015

Basic weighted average shares outstanding    8,919,286     8,935,244
Effect of stock options                        216,254       229,065
                                             ------------------------
Dilutive potential common shares             9,135,540     9,164,309

Net income per share:
   Basic                                      $  0.37          0.34
   Dilutive                                      0.36          0.33


     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(9) SEGMENT INFORMATION

     In accordance with SFAS No. 131, the Company has identified two principal operating segments for purposes of financial reporting:
Banking and Mortgage Banking. These segments were determined based on the Company's internal financial accounting and reporting processes and are consistent with the information that is used to make operating decisions and to assess the Company's performance by the Company's key decision makers.

     The Mortgage Banking segment originates mortgage loans for sale to investors and for the portfolio of the Banking segment. The Banking segment provides a full range of banking services through the Bank's branch network, exclusive of mortgage loan originations. A portion of the income presented in the Mortgage Banking segment is derived from sales of loans to the Banking segment based on a transfer pricing methodology that is designed to approximate economic reality. The Other and Eliminations segment includes financial information from the parent company plus inter-segment eliminations.

     The following table presents financial information from the Company's operating segments for the periods indicated. Dollar amounts are expressed in thousands.

Three months ended                    Mortgage  Other and
December 31, 1999            Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 8,336       --         69         8,405
Provision for loan losses       150       --         --           150
Other income                  1,463    2,345     (1,622)        2,186
General and administrative
  Expenses                    2,599    2,712       (349)        4,962
Income tax expense            2,820     (147)      (482)        2,191
                            -------------------------------------------
    Net income              $ 4,230     (220)      (722)        3,288
                            ===========================================

Three months ended                    Mortgage  Other and
December 31, 1998            Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------

Net interest income         $ 7,044       --         69         7,113
Provision for loan losses        75       --         --            75
Other income                  1,873    3,220     (2,272)        2,821
General and administrative
  expenses                    2,662    2,824       (564)        4,922
Income tax expense            2,472      158       (708)        1,922
                            -------------------------------------------
    Net income           $    3,708      238       (931)        3,015
                            ===========================================

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


FINANCIAL CONDITION

Assets
     The Company's total assets as of December 31, 1999, were $867.9 million, an increase of $42.2 million from September 30, 1999, the prior fiscal year end.

     During the three months ended December 31, 1999, securities available for sale decreased $0.3 million, which was the result of investment maturities.

     Included in mortgage-backed securities available for sale as of December 31, 1999, are $5.6 million in interest-only strips, which consist of excess mortgage servicing rights established at the time of various loan sales in accordance with SFAS No. 125. These are more fully described in the notes to the consolidated financial statements. Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 1999, the Bank originated $71.7 million in mortgage loans held for sale, $89.2 million in mortgage loans held for investment, and $7.6 million in other loans. This total of $168.5 million in loans originated was a decrease of $13.7 million over the three months ended December 31, 1998.

     Included in the $92.6 million in loans held for sale as of December 31, 1999, are $17.6 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of December 31, 1999, are $0.4 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/99      9/30/99     12/31/98
                            -------------------------------------
Asset Classification:
   Substandard               $ 12,395       12,287       12,999
   Doubtful                        --           --            7
   Loss                         2,557        2,738        2,103
                               14,952       15,025       15,109
                            -------------------------------------
     Allowance for losses      (8,054)      (7,960)      (7,809)
                            -------------------------------------
                             $  6,898        7,065        7,300
                            =====================================


     When an insured institution classifies problem assets as either substandard or doubtful, regulations require specific loss allowances to reduce their book value to fair value. In addition, management establishes GVA ("general valuation allowances") for other possible loan losses. GVA are allowances that recognize the inherent risks associated with lending activities but, unlike specific allowances, have not been allocated to particular problem assets. When an entity classifies a problem asset as loss, it is required to establish a specific allowance for 100% of the asset balance. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by the OTS who may require additional GVA or specific loss allowances.

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


Liabilities and Equity
     Customer deposit accounts decreased $2.0 million during the three months ended December 31, 1999. The weighted average rate on customer deposits as of December 31, 1999, was 4.93%, a decrease from 4.88% as of December 31, 1998.

     Advances from the FHLB were $213.7 million as of December 31, 1999, an increase of $45.6 million from September 30, 1999. During the three-month period, the Bank borrowed $56.2 million of new advances and repaid $10.6 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $1.7 million as of December 31, 1999, a decrease of $4.6 million from September 30, 1999. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 1999.

     Total stockholders' equity as of December 31, 1999, was $80.6 million (9.28% of total assets). This compares to a book value of $78.9 million (9.55% of total assets) at September 30, 1999. On a per share basis, stockholders' equity was $9.07 on December 31, 1999, compared to $8.81 on September 30, 1999.

     The Company paid cash dividends on its common stock of $0.08 on November 26, 1999. Subsequent to the quarter ended December 31, 1999, the Company announced a cash dividend of $0.10 per share to be paid on February 25, 2000, to stockholders of record as of February 4, 2000.

     Total stockholders' equity as of December 31, 1999, includes an unrealized loss of $629,000, net of income tax, on available for sale securities in accordance with SFAS No. 115. This amount is reflected in the line item "Accumulated other comprehensive income."


Ratios

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Three months ended
                           ------------------------
                            12/31/99      12/31/98
                           ------------------------
Return on assets              1.55%         1.63%
Return on equity             16.50%        16.93%
Equity-to-assets ratio        9.28%         9.62%
Dividend payout ratio        21.72%        18.51%


RESULTS OF OPERATIONS - Comparison of three months ended December 31,
                        1999, and 1998.

     For the three months ended December 31, 1999, the Company had net income of $3,288,000 or $0.37 per share. This compares to net income of $3,015,000 or $0.34 per share for the quarter ended December 31, 1998.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 1999, and 1998. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/99   As of
                                  --------------------------- 12/31/99
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 766,041    17,123   8.94%    8.37%
  Mortgage-backed securities        21,042       282   5.36%    5.50%
  Investments                       16,487       268   6.50%    7.54%
  Bank deposits                      8,760       123   5.62%    4.91%
                                  -------------------------------------
    Total earning assets           812,330    17,796   8.76%    8.27%
                                            ---------------------------
Non-earning assets                  32,763
                                  ---------
      Total                      $ 845,093
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 570,200     6,865   4.82%    4.93%
  FHLB Advances                    183,332     2,523   5.51%    5.53%
  Other borrowings                     150         3   7.50%    7.50%
                                  -------------------------------------
    Total costing liabilities      753,682     9,391   4.98%    5.10%
                                            ---------------------------
Non-costing liabilities             11,703
Stockholders' equity                79,708
                                  ---------
      Total                      $ 845,093
                                  =========
Net earning balance              $  58,648
                                  =========
Earning yield less costing rate                        3.78%    3.17%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 812,330     8,405   4.14%
                                  ==========================


                                  Three months ended 12/31/98   As of
                                  --------------------------- 12/31/98
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 660,487    14,533   8.80%    7.94%
  Mortgage-backed securities        31,415       482   6.14%    6.01%
  Investments                       17,809       234   5.26%    7.90%
  Bank deposits                     11,926       223   7.48%    4.58%
                                  -------------------------------------
    Total earning assets           721,637    15,472   8.58%    7.81%
                                            ---------------------------
Non-earning assets                  23,948
                                  ---------
      Total                      $ 745,585
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 549,070     6,680   4.87%    4.88%
  FHLB Advances                    113,678     1,675   5.89%    5.74%
  Other borrowings                     200         4   7.50%    7.50%
                                  -------------------------------------
    Total costing liabilities      662,948     8,359   5.04%    5.03%
                                            ---------------------------
Non-costing liabilities             10,810
Stockholders' equity                71,827
                                  ---------
      Total                      $ 745,585
                                  =========
Net earning balance              $  58,689
                                  =========
Earning yield less costing rate                        3.53%    2.79%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 721,636     7,113   3.94%
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



                                       Three months ended December 31, 1999, compared to
                                            three months ended December 31, 1998
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $     231        2,322          37       2,590
  Mortgage-backed securities                 (61)        (159)         20        (200)
  Investments                                 55          (17)         (4)         34
  Other assets                               (55)         (60)         15        (100)
                                        -----------------------------------------------
Net change in interest income                170        2,086          68       2,324
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                  (69)         258          (4)        185
  FHLB Advances                             (108)       1,025         (68)        849
  Other borrowings                            (1)          (1)         --          (2)
                                        -----------------------------------------------
Net change in interest expense              (178)       1,282         (72)      1,032
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $     348          804         140       1,292
                                        ===============================================




     Net interest margin before loan loss provision for the three months ended December 31, 1999, increased $1.3 million from the same period in the prior year. Specifically, interest on loans increased $2.6 million, due primarily to an increase in the average balance of loans outstanding. Total interest expense for the three months ended December 31, 1999, increased $1.0 million from the same period in the prior year, which was due primarily to an increase in the average balances of customer deposits and FHLB advances.

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

Provision for Loan Losses
     The Company's provision for loan losses of $150,000 during the quarter ended December 31, 1999, was an increase of $75,000 over the three months ended December 31, 1998. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination. Management establishes allowances for losses based on current economic values and any disruptions in the real estate market could cause management to increase the provision for loss.

Other Income
     Other income for the three months ended December 31, 1999, decreased $635,000 from the same period in the prior year. Specifically, gain on loans held for sale decreased $1.3 million due to a decrease in the volume of loan sales. This was offset by an increase of $506,000 in loan servicing fees, which was a result of decreased amortization of capitalized mortgage servicing rights. Also in the three months ended December 31, 1999, the Bank had recovery of impairment on capitalized mortgage servicing rights of $115,000, compared to an impairment provision of $104,000 in the period a year ago. The reduction in amortization and the recovery of impairment on the mortgage servicing rights were the result of a decrease in prepayments and estimated prepayment speeds of the underlying mortgage loans.

General and Administrative Expenses
     Total general and administrative expenses for the quarter ended December 31, 1999, increased $40,000 (less than 1%) from the same quarter in the prior year.

Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The most recent audit of the Bank's tax returns by the Internal Revenue Service was completed during the quarter ended June 30, 1996.

YEAR 2000 ISSUE

     The Company did not experience any problems with its equipment, computer systems, data service bureau, or other automated systems related to the Year 2000 issue. Since the renovations made to the Company's systems over the last three years were successful, no part of the contingency or business resumption plans were implemented. Management and the Board of Directors are confident that all Year 2000 related issues are in the past, however, management is continuing to monitor all systems for any unknown problems that could arise after December 31, 1999, and is ready to implement the contingency and business resumption plans if needed.

     The Company's Year 2000 implementation plan cost approximately $400,000, most of which is the cost of capitalized computer hardware for the wide area network. Substantially all of this cost has been incurred as of December 31, 1999.

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

Insurance of Accounts
     The SAIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured member. Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 0 to 27 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized", which is the most favorable capital group and supervisory subgroup. SAIF-insured institutions are also assessed a premium of 0.59% of insured deposits to service the interest on Financing Corporation ("FICO") debt.

Regulatory Capital Requirements
     At December 31, 1999, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 1999, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 1999                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  73,192
Adjustment for regulatory capital:
  Intangible assets                                    (1,504)
  Disallowed portion of servicing assets                   --
  Reverse the effect of SFAS No. 115                       43
                                                     ---------
    Tangible capital                                   71,731
  Qualifying intangible assets                          1,384
                                                     ---------
    Tier 1 capital (core capital)                      73,115
  Qualifying general valuation allowance                4,844
                                                     ---------
       Risk-based capital                           $  77,959
                                                     =========


                                                              As of December 31, 1999
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 77,959     12.5%        49,932      >=8%       62,415     >=10%
Core capital to adjusted tangible assets     73,115      8.4%        34,675      >=4%       43,343      >=5%
Tangible capital to tangible assets          71,731      9.2%        13,003     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       73,115     11.7%            --        --       37,449      >=6%




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

Loans to One Borrower
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of December 31, 1999, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of December 31, 1999, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and MBS. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of December 1999, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 10.3%.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 11, 2000                         By:  /s/ David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 11, 2000                         By:  /s/ Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer