Form 10-Q
period 2000-03-31
NASB FINANCIAL INC
filed 2000-05-10
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2000

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of April 28, 2000, was 9,017,514.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)



                                           March 31,     September 30,
                                              2000            1999
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $   8,144      $  10,870
Securities available for sale                  4,707          4,913
Stock in Federal Home Loan Bank, at cost      10,834          8,405
Mortgage-backed securities:
  Available for sale                          11,966         14,597
  Held to maturity (market value of $11,594
    and $13,268 at March 31, 2000, and
    September 30, 1999, respectively)         11,524         13,019
Loans receivable:
  Held for sale                               79,333         92,232
  Held for investment, net                   759,052        658,808
Accrued interest receivable                    5,341          4,832
Real estate owned, net                         2,457          2,702
Premises and equipment, net                    4,361          4,719
Mortgage servicing rights, net                 9,000          8,382
Other assets                                   2,878          2,258
                                           ----------     ----------
                                           $ 909,597      $ 825,737
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 597,790      $ 565,463
  Advances from Federal Home Loan Bank       216,664        168,088
  Other borrowings                               100            150
  Escrows                                      3,701          6,310
  Income taxes payable                         4,669          2,965
  Accrued expenses and other liabilities       2,766          3,898
                                           ----------     ----------
      Total liabilities                      825,690        746,874
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    3,000,000 authorized; 9,651,160 issued
    at March 31, 2000, and 9,497,312 issued
    at September 30, 1999                      1,448          1,425
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none outstanding                              --             --
  Additional paid-in capital                  14,737         13,856
  Retained earnings                           74,918         69,704
  Treasury stock, at cost; 629,246 shares
    at March 31, 2000, and 547,874 shares
    at September 30, 1999.                    (6,550)        (5,640)
  Accumulated other comprehensive loss          (646)          (482)
                                           ----------     ----------
      Total stockholders' equity              83,907         78,863
                                           ----------     ----------
                                             909,597        825,737
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended         Six months ended
                                                      March 31,                 March 31,
                                               ----------------------    ----------------------
                                                  2000         1999         2000         1999
                                               ---------    ---------    ---------    ---------
Interest on loans                              $ 17,938       14,403       35,061       28,936
Interest on mortgage-backed securities              407          586          689        1,067
Interest and dividends on investments               288          214          556          448
Other interest income                                91           59          214          282
                                               ---------    ---------    ---------    ---------
  Total interest income                          18,724       15,262       36,520       30,733
                                               ---------    ---------    ---------    ---------

Interest on customer deposit accounts             7,035        6,345       13,900       13,025
Interest on advances and notes payable            2,959        1,620        5,485        3,299
                                               ---------    ---------    ---------    ---------
  Total interest expense                          9,994        7,965       19,385       16,324
                                               ---------    ---------    ---------    ---------
    Net interest income                           8,730        7,297       17,135       14,409
Provision for loan losses                           150           75          300          150
                                               ---------    ---------    ---------    ---------
    Net interest income after provision
      for loan losses                             8,580        7,222       16,835       14,259
                                               ---------    ---------    ---------    ---------
Other income (expense):
  Loan servicing fees                               265          266          496           (8)
  Impairment (loss) recovery of mortgage
    servicing rights                                (20)         207           94          103
  Customer service fees and charges                 651          386        1,302          918
  Gain (loss)on sale of securities held for sale     --           --           --           95
  Gain on sale of loans held for sale               832        1,833        1,804        4,072
  Other                                             471          485          686          820
                                               ---------    ---------    ---------    ---------
    Total other income                            2,199        3,177        4,382        6,000
                                               ---------    ---------    ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                2,925        2,784        6,003        5,705
  Premises and equipment                            633          596        1,275        1,178
  Advertising and business promotion                157          228          367          410
  Federal deposit insurance premiums                 30           84          114          164
  Other                                           1,127        1,029        2,074        2,187
                                               ---------    ---------    ---------    ---------
    Total general and administrative expenses     4,872        4,721        9,833        9,644
                                               ---------    ---------    ---------    ---------
    Income before income tax expense              5,907        5,678       11,384       10,615
Income tax expense                                2,362        2,270        4,552        4,193
                                               ---------    ---------    ---------    ---------
    Net income                                  $ 3,545        3,408        6,832        6,422
                                               =========    =========    =========    =========
Basic earnings per share                        $  0.39         0.38         0.76         0.71
                                               =========    =========    =========    =========
Diluted earnings per share                      $  0.39         0.37         0.75         0.70
                                               =========    =========    =========    =========

Weighted average shares outstanding           8,979,958    9,041,853    8,949,456    8,987,963




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 1999          $ 1,425       13,856     69,704     (5,640)     (482)      78,863
  Comprehensive income:
    Net income                           --           --      6,832         --        --        6,832
    Other comprehensive income,
      net of tax
       Unrealized loss on securities     --           --         --         --      (164)        (164)
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --        6,668
  Cash dividends paid                    --           --     (1,618)        --        --       (1,618)
  Stock options exercised                23          881         --         --        --          904
  Purchase of common stock for
      Treasury                           --           --         --       (910)       --         (910)
                                  ----------------------------------------------------------------------
Balance at March 31, 2000           $ 1,448       14,737     74,918     (6,550)     (646)      83,907
                                  =======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended        Six months ended
                                                                March 31,                 March 31,
                                                          ----------------------   ----------------------
                                                             2000         1999        2000         1999
                                                          ----------------------   ----------------------
Cash flows from operating activities:
  Net income                                              $ 3,545        3,408       6,832        6,422
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                256          259         520          503
  Amortization and accretion                                  680          423         776          471
  Gain on sale of securities available for sale                --           --          --          (95)
  Impairment loss (recovery) of mortgage servicing rights      20         (207)        (94)        (103)
  Gain on sale of loans receivable held for sale             (832)      (1,833)     (1,804)      (4,072)
  Provision for loan losses                                   150           75         300          150
  Origination and purchase of loans held for sale         (59,870)     (93,273)   (131,547)    (221,744)
  Sale of loans receivable held for sale                   68,418      112,059     139,863      231,635
Changes in:
  Accrued interest receivable                                (368)        (114)       (509)         194
  Accrued expenses and other liabilities and
    income taxes payable                                     (857)      (5,829)        689         (396)
                                                          ----------------------   ----------------------
Net cash provided by operating activities                  11,142       14,968      15,026       12,965

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          757        1,693       1,513        4,117
    Available for sale                                      1,530        1,072       2,393        2,351
  Principal repayments of mortgage loans held
    for investment and held for sale                       54,425       49,879     111,155      102,318
  Principal repayments of other loans                       7,218        4,759      13,540       10,157
  Principal repayments of securities available for sale        --           --          --           30
  Loan origination - mortgage loans held for investment   (95,075)     (48,186)   (184,320)     (95,129)
  Loan origination - other loans                           (7,670)      (7,546)    (15,270)     (14,370)
  Purchase of mortgage loans held for investment           (8,040)      (7,762)    (20,985)     (13,142)
  Sale (purchase) of FHLB stock                              (398)          --      (2,430)       1,657
  Proceeds for sale of real estate owned                      163          186         939          874
  Purchases of premises and equipment                        (116)        (371)       (162)        (723)
  Other                                                     1,015         (978)        160         (464)
                                                          ----------------------   ----------------------
Net cash used in investing activities                     (46,191)      (7,254)    (93,467)      (2,324)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                           Three months ended        Six months ended
                                                                March 31,                 March 31,
                                                          ----------------------   ----------------------
                                                             2000         1999        2000         1999
                                                          ----------------------   ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts     34,309       (3,864)     32,327       (2,960)
  Proceeds from advances from FHLB                         33,500       14,000      89,700       19,000
  Repayment on advances from FHLB                         (30,563)     (22,060)    (41,125)     (22,100)
  Repayment of notes payable                                  (50)         (50)        (50)         (50)
  Cash dividends paid                                        (904)        (723)     (1,618)      (1,282)
  Repurchase of common stock                                 (204)          --        (910)          --
  Net increase (decrease) in escrows                        2,037        1,925      (2,609)      (2,754)
                                                          ----------------------   ----------------------
Net cash provided by (used in)financing activities         38,125      (10,772)     75,715      (10,146)
                                                          ----------------------   ----------------------
Net increase (decrease) in cash and cash equivalents        3,076       (3,058)     (2,726)         495
Cash and cash equivalents at beginning of the period        5,068        6,884      10,870        3,331
                                                          ----------------------   ----------------------
Cash and cash equivalents at end of period               $  8,144        3,826       8,144        3,826
                                                          ======================   ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  2,734        2,993       2,731        2,993
  Cash paid for interest                                    9,927        7,937      19,349       16,393

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $    481          536         738          766
    Conversion of real estate owned to loans receivable        --           --          --           78
    Capitalization of mortgage servicing rights               291        1,471       1,109        2,770





See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months ended March 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000.

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

                                            March 31, 2000
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,857        --         (7)      2,850
Equity securities             2,738        --       (881)      1,857
                            -------------------------------------------
  Total                   $   5,595        --       (888)      4,707
                            ===========================================


(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                          March 31, 2000
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  4,557        --        (81)     4,476
FNMA pass-through
  certificates - fixed rate    2,129        --       (110)     2,019
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                 5,468         3         --      5,471
                            -------------------------------------------
     Total                  $ 12,154         3       (191)    11,966
                            ===========================================

(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                          March 31, 2000
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	            $  2,181        23        (24)       2,180
    Balloon maturity and
      adjustable rate         4,306        --        (86)       4,220
FNMA pass-through
  certificates:
   Fixed rate                   282        --        (13)         269
   Balloon maturity and
     adjustable rate            512        --        (13)         499
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  414        15         --          429
Collateralized mortgage
  obligation bonds            1,020        62         (1)       1,081
Other asset-backed
  Securities                  2,809       107         --        2,916
                            -------------------------------------------
      Total                $ 11,524       207       (137)       11,594
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        March 31,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 346,531
      Business properties                                188,824
      Partially guaranteed by VA or
        insured by FHA                                    29,429
    Construction and development                         245,321
                                                       ----------
       Total mortgage loans                              810,105
  Commercial loans                                         7,017
  Installment loans to individuals                        44,859
                                                       ----------
    Total loans held for investment                      861,981
  Less:
    Undisbursed loan funds                               (90,365)
    Unearned discounts and fees and costs
      on loans, net                                       (5,614)
    Allowance for losses on loans                         (6,950)
                                                       ----------
     Net loans held for investment                     $ 759,052
                                                       ==========

                                                        March 31,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  91,621
      Partially insured by FHA                               436
                                                       ----------
        Total loans held for sale                         92,057
   Less:
    Undisbursed loan funds                               (12,650)
    Unearned discounts and fees and costs
      on loans, net                                          (74)
                                                       ----------
        Net loans held for sale                         $ 79,333
                                                       ==========

     Included in the loans receivable balances at March 31, 2000, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $4.8 million. Loans and participations serviced for others amounted to approximately $690.9 million at March 31, 2000.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:


                                                        March 31,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 3,611
Less:  allowance for losses                              (1,154)
                                                       ----------
   Total                                                $ 2,457
                                                       ==========

     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The Company accounts for mortgage servicing rights in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 requires the Company to calculate and recognize all retained servicing value (including "normal servicing") at the time of a loan sale in which servicing is retained. These amounts for normal originated mortgage servicing rights ("OMSRs") are recorded as assets and amortized as offsets to future servicing income. Impairment of OMSRs is assessed based on the fair value of the rights on a pool by pool basis. Fair values are estimated using discounted cash flows based on a market rate of interest.

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.


                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/00    3/31/99        3/31/00    3/31/99
                                             ----------------------    ----------------------
Net income (in thousands)                      $ 3,545      3,015          6,832      6,422

Basic weighted average shares outstanding    8,979,958  9,041,853      8,949,456  8,987,963
Effect of stock options                        172,155    147,466        194,233    174,506
                                             ----------------------    ----------------------
Dilutive potential common shares             9,152,113  9,189,319      9,143,689  9,162,469

Net income per share:
   Basic                                      $  0.39        0.38           0.76       0.71
   Dilutive                                      0.39        0.37           0.75       0.70



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

Three months ended                    Mortgage  Other and
March 31, 2000               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 8,662       --         68         8,730
Provision for loan losses       150       --         --           150
Other income                  1,814    1,946     (1,561)        2,199
General and administrative
  Expenses                    2,759    2,321       (208)        4,872
Income tax expense            3,027     (150)      (515)        2,362
                            -------------------------------------------
    Net income              $ 4,540     (225)      (770)        3,545
                            ===========================================


Three months ended                    Mortgage  Other and
March 31, 1999               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------

Net interest income         $ 7,228       --         69         7,297
Provision for loan losses        75       --         --            75
Other income                  2,623    2,588     (2,034)        3,177
General and administrative
  expenses                    2,621    2,590       (490)        4,721
Income tax expense            2,862       (1)      (591)        2,270
                            -------------------------------------------
    Net income              $ 4,293       (1)      (884)        3,408
                            ===========================================

Six months ended                      Mortgage  Other and
March 31, 2000               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $16,997       --        138        17,135
Provision for loan losses       300       --         --           300
Other income                  3,276    4,291     (3,185)        4,382
General and administrative
  Expenses                    5,358    5,033       (558)        9,833
Income tax expense            5,846     (297)      (997)        4,552
                            -------------------------------------------
    Net income              $ 8,769     (445)    (1,492)        6,832
                            ===========================================


Six months ended                      Mortgage  Other and
March 31, 1999               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------

Net interest income         $14,272       --        137        14,409
Provision for loan losses       150       --         --           150
Other income                  4,496    5,808     (4,304)        6,000
General and administrative
  expenses                    5,283    5,415     (1,054)        9,644
Income tax expense            5,334      157     (1,298)        4,193
                            -------------------------------------------
    Net income              $ 8,001      236     (1,815)        6,422
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


FINANCIAL CONDITION

Assets
     The Company's total assets as of March 31, 2000, were $909.6 million, an increase of $83.9 million from September 30, 1999, the prior fiscal year end.

     During the six months ended March 31, 2000, securities available for sale decreased $0.2 million, which was the result of investment maturities.

     Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2000, the Bank originated and purchased $131.5 million in mortgage loans held for sale, $184.3 million in mortgage loans held for investment, and $15.3 million in other loans. This total of $331.1 million in loans originated compares to $331.2 million in loans originated over the six months ended March 31, 1999.

     Included in the $79.3 million in loans held for sale as of March 31, 2000, are $12.0 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of March 31, 2000, are $0.4 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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


                               3/31/00     9/30/99      3/31/99
                            -------------------------------------
Asset Classification:
   Substandard               $ 12,828       12,287       12,535
   Doubtful                        --           --            6
   Loss                         2,617        2,738        2,500
                            -------------------------------------
                               15,445       15,025       15,041
Allowance for losses           (8,104)      (7,960)      (7,921)
                            -------------------------------------
                             $  7,341        7,065        7,120
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


Liabilities and Equity
     Customer deposit accounts decreased $32.3 million during the six months ended March 31, 2000. The weighted average rate on customer deposits as of March 31, 2000, was 5.04%, a increase from 4.79% as of March 31, 1999.

     Advances from the FHLB were $216.7 million as of March 31, 2000, an increase of $48.6 million from September 30, 1999. During the six-month period, the Bank borrowed $89.7 million of new advances and repaid $41.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $3.7 million as of March 31, 2000, a decrease of $2.6 million from September 30, 1999. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 1999.

     Total stockholders' equity as of March 31, 2000, was $83.9 million (9.22% of total assets). This compares to a book value of $78.9 million (9.55% of total assets) at September 30, 1999. On a per share basis, stockholders' equity was $9.30 on March 31, 2000, compared to $8.81 on September 30, 1999.

     The Company paid cash dividends on its common stock of $0.08 on November 26, 1999, and $0.10 on February 25, 2000. Subsequent to the quarter ended March 31, 2000, the Company announced a cash dividend of $0.10 per share to be paid on May 26, 2000, to stockholders of record as of May 5, 2000.

     Total stockholders' equity as of March 31, 2000, includes an unrealized loss of $646,000, net of income tax, on available for sale securities in accordance with SFAS No. 115. This amount is reflected in the line item "Accumulated other comprehensive loss."

Ratios

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six months ended
                           ------------------------
                             3/31/00      3/31/99
                           ------------------------
Return on assets              1.57%         1.75%
Return on equity             16.79%        17.69%
Equity-to-assets ratio        9.22%        10.29%
Dividend payout ratio        23.68%        19.96%


RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 2000 and 1999.

     For the three months ended March 31, 2000, the Company had net income of $3,545,000 or $0.39 per share. This compares to net income of $3,408,000 or $0.38 per share for the quarter ended March 31, 1999.

     For the six months ended March 31, 2000, the Company had net income of $6,832,000 or $0.76 per share. This compares to net income of $6,422,000 or $0.71 per share during the same period in the prior year.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2000 and 1999. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                    Six months ended 3/31/00   As of
                                  ---------------------------  3/31/00
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 785,630    35,061   8.93%    8.57%
  Mortgage-backed securities        21,187       689   6.50%    5.67%
  Investments                       15,930       556   6.98%    6.77%
  Bank deposits                      6,728       214   6.36%    5.61%
                                  -------------------------------------
    Total earning assets           829,475    36,520   8.81%    8.45%
                                            ---------------------------
Non-earning assets                  32,670
                                  ---------
      Total                      $ 862,145
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 575,997    13,900   4.83%    5.04%
  FHLB Advances                    193,626     5,481   5.66%    5.70%
  Other borrowings                     129         4   6.22%    7.50%
                                  -------------------------------------
    Total costing liabilities      769,752    19,385   5.04%    5.22%
                                            ---------------------------
Non-costing liabilities             11,513
Stockholders' equity                80,880
                                  ---------
      Total                      $ 862,145
                                  =========
Net earning balance              $  59,723
                                  =========
Earning yield less costing rate                        3.77%    3.23%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 829,475    17,135   4.13%
                                  ==========================


                                    Six months ended 3/31/99   As of
                                  --------------------------- 3/31/99
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 660,039    28,936   8.77%    7.93%
  Mortgage-backed securities        29,780     1,067   7.17%    6.48%
  Investments                       17,298       448   5.18%    7.93%
  Bank deposits                     11,751       282   4.80%    4.43%
                                  -------------------------------------
    Total earning assets           718,868    30,733   8.55%    7.85%
                                            ---------------------------
Non-earning assets                  22,827
                                  ---------
      Total                      $ 741,695
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 545,994    13,025   4.77%    4.79%
  FHLB Advances                    112,729     3,292   5.84%    5.76%
  Other borrowings                     179         7   7.84%    7.50%
                                  -------------------------------------
    Total costing liabilities      658,902    16,324   4.95%    4.95%
                                            ---------------------------
Non-costing liabilities              9,752
Stockholders' equity                73,041
                                  ---------
      Total                      $ 741,695
                                  =========
Net earning balance              $  59,966
                                  =========
Earning yield less costing rate                        3.60%    2.90%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 718,868    14,409   4.01%
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



                                          Six months ended March 31, 2000, compared to
                                              six months ended March 31, 1999
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $     528        5,507          90       6,125
  Mortgage-backed securities                (100)        (308)         30        (378)
  Investments                                156          (35)        (13)        108
  Other assets                                92         (121)        (39)        (68)
                                        -----------------------------------------------
Net change in interest income                676        5,043          68       5,787
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                  163          716          (4)        875
  FHLB Advances                             (101)       2,362         (72)      2,189
  Other borrowings                            (1)          (2)         --          (3)
                                        -----------------------------------------------
Net change in interest expense                61        3,076         (76)      3,061
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $     615        1,967         144       2,726
                                        ===============================================



     Net interest margin before loan loss provision for the three months ended March 31, 2000, increased $1.4 million from the same period in the prior year. Specifically, interest on loans increased $3.5 million, due primarily to an increase in the average balance of loans outstanding. This was offset by an increase in total interest expense for the three months ended March 31, 2000, of $2.0 million, which was due primarily to an increase in the average balances of customer deposits and FHLB advances.

     Net interest margin before loan loss provision for the six months ended March 31, 2000, increased $2.7 million from the same period in the prior year. Specifically, interest on loans increased $6.1 million, $5.5 million of which was due to an increase in the average balance of loans outstanding and $0.5 million due to an increase in yield on loans. Total interest expense for the six months ended March 31, 2000, increased $3.1 million from the same period in the prior year, which was due primarily to an increase in the average balances of customer deposits and FHLB advances. The total yield on interest-earning assets increased 26 basis points to 8.81% during the six months ended March 31, 2000, compared to 8.55% in the prior year. Also during the six-month period, the weighted average cost of total liabilities was 5.04%, compared to 4.95% in the prior year, an increase of 9 basis points.

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

Provision for Loan Losses
     The Company's provision for loan losses of $150,000 during the quarter ended March 31, 2000, was an increase of $75,000 over the three months ended March 31, 1999. Provision for loan losses was $300,000 for the six months ended March 31, 2000, an increase of $150,000 from the prior year. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination. Management establishes allowances for losses based on current economic values and any disruptions in the real estate market could cause management to increase the provision for loss.

Other Income
     Other income for the three months ended March 31, 2000, decreased $978,000 from the same period in the prior year. Specifically, gain on loans held for sale decreased $1.0 million due to a decrease in the volume of loan sales. This was offset by an increase of $265,000 in customer service fees due to increased customer usage of check cards and ATM cards. Also in the three months ended March 31, 2000, the Bank had impairment on capitalized mortgage servicing rights of $20,000, compared to a recovery of impairment of $207,000 in the period a year ago. Changes in the impairment of mortgage servicing rights are based on changes in prepayments and estimated prepayment speeds of the underlying mortgage loans.

     Other income for the six months ended March 31, 2000, decreased $1.6 million from the same period in the prior year. Specifically, gain on loans held for sale decreased $2.3 million due to a decrease in the volume of loan sales. The sale of securities available for sale that resulted in a gain of $95,000 in the prior period did not recur in the current period.
These decreases were offset by an increase of $384,000 in customer service fees due to increased customer usage of check cards and ATM cards. Loan servicing fees increased $504,000 from the prior loan servicing fees, which was a result of decreased amortization of capitalized mortgage servicing rights.

General and Administrative Expenses
     Total general and administrative expenses for the quarter ended March 31, 2000, increased $151,000 from the same quarter in the prior year. Total general and administrative expenses for the six months ended March 31, 2000, increased $189,000 from the prior year. These increases for the three-month and six-month periods are 3.2% and 2.0%, respectively.

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

     The Company's Year 2000 implementation plan cost approximately $400,000, most of which is the cost of capitalized computer hardware for the wide area network. All of this cost had been incurred as of December 31, 1999.

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

Insurance of Accounts
     The SAIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured member. Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 0 to 27 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized", which is the most favorable capital group and supervisory subgroup. SAIF-insured institutions are also assessed a premium to service the interest on Financing Corporation ("FICO") debt.

Regulatory Capital Requirements
     At March 31, 2000, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2000, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2000                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  76,636
Adjustment for regulatory capital:
  Intangible assets                                    (1,454)
  Disallowed portion of servicing assets                   --
  Reverse the effect of SFAS No. 115                      117
                                                     ---------
    Tangible capital                                   75,299
  Qualifying intangible assets                          1,348
                                                     ---------
    Tier 1 capital (core capital)                      76,647
  Qualifying general valuation allowance                5,105
                                                     ---------
       Risk-based capital                           $  81,752
                                                     =========

                                                                 As of March 31, 2000
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 81,752     12.3%        53,312      >=8%       66,640     >=10%
Core capital to adjusted tangible assets     76,647      8.4%        36,323      >=4%       45,404      >=5%
Tangible capital to tangible assets          75,299      8.3%        13,621     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       76,647     11.5%            --        --       39,984      >=6%





Interest Rate Risk Component
     The OTS has adopted a rule which requires savings institutions with a "greater than normal" level of interest rate exposure to deduct amounts from their total capital for the purpose of calculating the risk-based capital requirement. The deduction is an amount equal to one-half of the difference between the institution's measured exposure and the "normal" exposure level (i.e., 2% of the estimated economic value of the institution's assets). The rule measures interest rate risk as the decline in Net Portfolio Value that would result from a 200 basis point increase or decrease in market interest rates. The rule sets forth a description of valuation methodologies for assets, liabilities, and off-balance sheet items. Subsidiaries that are deemed to be controlled by an institution under accounting principles generally accepted in the United States of America will be consolidated for purposes of calculating interest rate risk. Although the interest rate component was originally scheduled to become effective by December 31, 1994, the OTS has notified institutions to delay implementation until further notice.

Loans to One Borrower
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of March 31, 2000, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of March 31, 2000, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and MBS. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of March 2000, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 8.6%.

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

Item 2. Changes in Securities
          None.


Item 3. Defaults Upon Senior Securities
          None.


Item 4. Submission of Matters to a Vote of Security Holders
     The annual stockholders' meeting was held on January 25, 2000. The following persons were elected to NASB Financial Inc.'s Board of
Directors:

              Frederick V. Arbanas
              W. Russell Welsh

     The firm of Deloitte and Touche was ratified for appointment as independent auditors for the 2000 fiscal year.

Item 5. Other Information
          None.

Item 6. Exhibits and Reports on Form 8-K
          None.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 10, 2000                              By:  /s/ David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 10, 2000                              By:  /s/ Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer