Form 10-Q
period 2000-06-30
NASB FINANCIAL INC
filed 2000-08-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2000

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of August 11, 2000, was 8,500,249.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)



                                            June 30,     September 30,
                                              2000            1999
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  13,905      $  10,870
Securities available for sale                  4,738          4,913
Stock in Federal Home Loan Bank, at cost      12,580          8,405
Mortgage-backed securities:
  Available for sale                          10,644         14,597
  Held to maturity (market value of $10,954
    and $13,268 at June 30, 2000, and
    September 30, 1999, respectively)         10,889         13,019
Loans receivable:
  Held for sale                               83,317         92,232
  Held for investment, net                   808,282        658,808
Accrued interest receivable                    5,950          4,832
Real estate owned, net                         3,933          2,702
Premises and equipment, net                    5,677          4,719
Mortgage servicing rights, net                 9,209          8,382
Other assets                                   2,366          2,258
                                           ----------     ----------
                                           $ 971,490      $ 825,737
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 617,196      $ 565,463
  Advances from Federal Home Loan Bank       251,600        168,088
  Other borrowings                               100            150
  Escrows                                      4,829          6,310
  Income taxes payable                         5,938          2,965
  Accrued expenses and other liabilities       4,641          3,898
                                           ----------     ----------
      Total liabilities                      884,304        746,874
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    3,000,000 authorized; 9,651,160 issued
    at June 30, 2000, and 9,497,312 issued
    at September 30, 1999                      1,448          1,425
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  14,737         13,856
  Retained earnings                           78,184         69,704
  Treasury stock, at cost; 633,646 shares
    at June 30, 2000, and 547,874 shares
    at September 30, 1999.                    (6,612)        (5,640)
  Accumulated other comprehensive loss          (571)          (482)
                                           ----------     ----------
      Total stockholders' equity              87,186         78,863
                                           ----------     ----------
                                             971,490        825,737
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended        Nine months ended
                                                      June 30,                  June 30,
                                               ----------------------    ----------------------
                                                  2000         1999         2000         1999
                                               ---------    ---------    ---------    ---------
Interest on loans                              $ 20,117       15,020       55,178       43,956
Interest on mortgage-backed securities              332          540        1,021        1,607
Interest and dividends on securities                313          209          870          657
Other interest income                                42           42          256          324
                                               ---------    ---------    ---------    ---------
  Total interest income                          20,804       15,811       57,325       46,544
                                               ---------    ---------    ---------    ---------

Interest on customer deposit accounts             7,556        6,363       21,456       19,389
Interest on advances from FHLB and
    other borrowings                              3,621        1,708        9,107        5,007
                                               ---------    ---------    ---------    ---------
  Total interest expense                         11,177        8,071       30,563       24,396
                                               ---------    ---------    ---------    ---------
    Net interest income                           9,627        7,740       26,762       22,148
Provision for loan losses                           150           75          450          225
                                               ---------    ---------    ---------    ---------
    Net interest income after provision
      for loan losses                             9,477        7,665       26,312       21,923
                                               ---------    ---------    ---------    ---------
Other income (expense):
  Loan servicing fees                               394          145          890          137
  Impairment (loss) recovery on mortgage
    servicing rights                               (150)           7          (56)         111
  Customer service fees and charges                 794          456        2,096        1,373
  Gain (loss)on sale of securities held for sale     --           --           --           95
  Gain on sale of loans held for sale             1,057        1,758        2,861        5,830
  Other                                             503          309        1,190        1,129
                                               ---------    ---------    ---------    ---------
    Total other income                            2,598        2,675        6,981        8,675
                                               ---------    ---------    ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,231        3,002        9,234        8,707
  Premises and equipment                            594          589        1,870        1,768
  Advertising and business promotion                134          214          501          624
  Federal deposit insurance premiums                 30           82          144          246
  Other                                           1,144        1,205        3,217        3,392
                                               ---------    ---------    ---------    ---------
    Total general and administrative expenses     5,133        5,092       14,966       14,737
                                               ---------    ---------    ---------    ---------
    Income before income tax expense              6,942        5,248       18,327       15,861
Income tax expense                                2,775        2,099        7,327        6,291
                                               ---------    ---------    ---------    ---------
    Net income                                  $ 4,167        3,149       11,000        9,570
                                               =========    =========    =========    =========
Basic earnings per share                        $  0.46         0.35         1.23         1.06
                                               =========    =========    =========    =========
Diluted earnings per share                      $  0.45         0.34         1.20         1.04
                                               =========    =========    =========    =========

Weighted average shares outstanding           9,017,823    9,023,057    8,972,162    8,999,661




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 1999          $ 1,425       13,856     69,704     (5,640)     (482)        78,863
  Comprehensive income:
    Net income                           --           --     11,000         --        --         11,000
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --       (89)           (89)
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --         10,911
  Cash dividends paid                    --           --     (2,520)        --        --         (2,520)
  Stock options exercised                23          881         --         --        --            904
  Purchase of common stock for
      Treasury                           --           --         --       (972)       --           (972)
                                  ----------------------------------------------------------------------
Balance at June 30, 2000            $ 1,448       14,737     78,184     (6,612)     (571)        87,186
                                  =======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended       Nine months ended
                                                                 June 30,                  June 30,
                                                          ----------------------   ----------------------
                                                             2000         1999        2000         1999
                                                          ----------------------   ----------------------
Cash flows from operating activities:
  Net income                                              $ 4,167        3,149      11,000        9,570
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                221          273         741          775
  Amortization and accretion                               (1,071)        (866)       (295)        (395)
  Gain on sale of securities available for sale                --           --          --          (95)
  Impairment loss (recovery) on mortgage servicing rights     150           (7)         56         (111)
  Gain on sale of loans receivable held for sale           (1,057)      (1,758)     (2,861)      (5,830)
  Provision for loan losses                                   150           75         450          225
  Origination and purchase of loans held for sale         (69,828)     (86,164)   (201,375)    (307,908)
  Sale of loans receivable held for sale                   67,532       88,225     207,395      319,860
Changes in:
  Accrued interest receivable                                (609)        (351)     (1,118)        (157)
  Accrued expenses and other liabilities and
    income taxes payable                                    3,094        1,013       3,784          617
                                                          ----------------------   ----------------------
Net cash provided by operating activities                   2,749        3,589      17,777       16,551

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          641        1,261       2,154        5,378
    Available for sale                                      1,139        1,267       3,532        3,618
  Principal repayments of mortgage loans held
    for investment and held for sale                       71,013       57,367     182,169      159,685
  Principal repayments of other loans                       6,234        5,345      19,774       15,503
  Principal repayments of securities available for sale        --           --          --           30
  Loan origination - mortgage loans held for investment  (112,228)     (78,776)   (296,549)    (173,906)
  Loan origination - other loans                           (8,811)      (9,438)    (24,081)     (23,807)
  Purchase of mortgage loans held for investment           (7,172)     (11,598)    (28,157)     (24,740)
  Purchase of FHLB stock                                   (1,746)        (893)     (4,175)        (893)
  Proceeds for sale of real estate owned                      499          349       1,438        1,224
  Purchases of premises and equipment                      (1,537)        (142)     (1,699)        (865)
  Other                                                       473          899         630        2,093
                                                          ----------------------   ----------------------
Net cash used in investing activities                     (51,495)     (34,359)   (144,964)     (36,680)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                           Three months ended        Nine months ended
                                                                 June 30,                 June 30,
                                                          ----------------------   ----------------------
                                                             2000         1999        2000         1999
                                                          ----------------------   ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts     19,406       21,547      51,733       18,587
  Proceeds from advances from FHLB                        155,000      172,000     244,700      191,000
  Repayment on advances from FHLB                        (120,063)    (149,060)   (161,188)    (171,161)
  Repayment of notes payable                                   --           --         (50)         (50)
  Cash dividends paid                                        (902)        (722)     (2,520)      (2,004)
  Repurchase of common stock                                  (62)        (552)       (972)        (551)
  Net increase (decrease) in escrows                        1,128        1,223      (1,481)      (1,531)
                                                          ----------------------   ----------------------
Net cash provided by financing activities                  54,507       44,436     130,222       34,290
                                                          ----------------------   ----------------------
Net increase in cash and cash equivalents                   5,761       13,666       3,035       14,161
Cash and cash equivalents at beginning of the period        8,144        3,826      10,870        3,331
                                                          ----------------------   ----------------------
Cash and cash equivalents at end of period               $ 13,905       17,492      13,905       17,492
                                                          ======================   ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  1,556        2,598       4,287        5,590
  Cash paid for interest                                   11,187        8,253      30,536       24,646

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  2,044          601       2,782        1,367
    Conversion of real estate owned to loans receivable        94          236          94          314
    Capitalization of mortgage servicing rights               490        1,453       1,599        4,223





See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. Operating results for the three months and nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the issuance of SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," the Statement will be effective for the Company's fiscal year beginning October 1, 2000. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities & Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which will be adopted by the Company during the quarter ended December 31, 2000. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


 (2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                            June 30, 2000
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,857        --         (7)      2,850
Equity securities             2,738        --       (850)      1,888
                            -------------------------------------------
  Total                   $   5,595        --       (857)      4,738
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                          June 30, 2000
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  4,256         5        (39)     4,222
FNMA pass-through
  certificates - fixed rate    1,302        --        (64)     1,238
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                 5,180         4         --      5,184
                            -------------------------------------------
     Total                  $ 10,738         9       (103)    10,644
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                          June 30, 2000
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	            $  2,002        23        (27)       1,998
    Balloon maturity and
      adjustable rate         4,104        --        (83)       4,021
FNMA pass-through
  certificates:
   Fixed rate                   258        --        (11)         247
   Balloon maturity and
     adjustable rate            457        --        (12)         445
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  399        13         (1)         411
Collateralized mortgage
  obligation bonds              980        63         (1)       1,042
Other asset-backed
  Securities                  2,689       101         --        2,790
                            -------------------------------------------
      Total                $ 10,889       200       (135)      10,954
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 357,984
      Business properties                                204,299
      Partially guaranteed by VA or
        insured by FHA                                    34,067
    Construction and development                         252,548
                                                       ----------
       Total mortgage loans                              848,898
  Commercial loans                                         7,280
  Installment loans to individuals                        47,581
                                                       ----------
    Total loans held for investment                      903,759
  Less:
    Undisbursed loan funds                               (82,721)
    Unearned discounts and fees and costs
      on loans, net                                       (5,729)
    Allowance for losses on loans                         (7,027)
                                                       ----------
     Net loans held for investment                     $ 808,282
                                                       ==========



                                                        June 30,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 100,505
      Partially insured by FHA                               431
                                                       ----------
        Total loans held for sale                        100,936
   Less:
    Undisbursed loan funds                               (17,561)
    Unearned discounts and fees and costs
      on loans, net                                          (58)
                                                       ----------
        Net loans held for sale                         $ 83,317
                                                       ==========

     Included in the loans receivable balances at June 30, 2000, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amounts of $4.6 million. Loans and participations serviced for others amounted to approximately $688.3 million at June 30, 2000.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:


                                                        June 30,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 5,119
Less:  allowance for losses                              (1,186)
                                                       ----------
   Total                                                $ 3,933
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



(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.


                                               Three months ended         Nine months ended
                                             ----------------------    ----------------------
                                               6/30/00    6/30/99        6/30/00    6/30/99
                                             ----------------------    ----------------------
Net income (in thousands)                     $  4,167      3,149         11,000      9,570

Basic weighted average shares outstanding    9,017,823  9,023,057      8,972,162  8,999,661
Effect of stock options                        141,138    187,173        176,685    187,102
                                             ----------------------    ----------------------
Dilutive potential common shares             9,158,961  9,210,230      9,148,847  9,186,763

Net income per share:
   Basic                                      $  0.46        0.35           1.23       1.06
   Diluted                                       0.45        0.34           1.20       1.04



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

Three months ended                    Mortgage  Other and
June 30, 2000                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,558       --         69         9,627
Provision for loan losses       150       --         --           150
Other income                  1,796    2,650     (1,848)        2,598
General and administrative
  expenses                    2,810    2,643       (320)        5,133
Income tax expense            3,358        3       (586)        2,775
                            -------------------------------------------
    Net income              $ 5,036        4       (873)        4,167
                            ===========================================


Three months ended                    Mortgage  Other and
June 30, 1999                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------

Net interest income         $ 7,671       --         69         7,740
Provision for loan losses        75       --         --            75
Other income                  2,076    2,884     (2,285)        2,675
General and administrative
  expenses                    2,921    2,674       (503)        5,092
Income tax expense            2,700       84       (685)        2,099
                            -------------------------------------------
    Net income              $ 4,051      126     (1,028)        3,149
                            ===========================================



Nine months ended                     Mortgage  Other and
June 30, 2000                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $26,556       --        206        26,762
Provision for loan losses       450       --         --           450
Other income                  5,071    6,941     (5,031)        6,981
General and administrative
  expenses                    8,167    7,676       (877)       14,966
Income tax expense            9,204     (294)    (1,583)        7,327
                            -------------------------------------------
    Net income              $13,806     (441)    (2,365)       11,000
                            ===========================================


Nine months ended                     Mortgage  Other and
June 30, 1999                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------

Net interest income         $21,942       --        206        22,148
Provision for loan losses       225       --         --           225
Other income                  6,573    8,692     (6,590)        8,675
General and administrative
  expenses                    8,205    8,089     (1,557)       14,737
Income tax expense            8,034      241     (1,984)        6,291
                            -------------------------------------------
    Net income              $12,051      362     (2,843)        9,570
                            ===========================================


(10) SUBSEQUENT EVENT

     On June 5, 2000, the Company commenced an Issuer Tender Offer to purchase for cash up to 387,500 shares of its own common stock. The offer of $12.50 per share expired at 5:00 p.m. on July 5, 2000. As a result of the offer, 517,265 shares (5.7% of the total shares outstanding) were tendered. A settlement payment of $6.47 million for the shares purchased was disbursed on July 10, 2000. Total fees and expenses incurred for the offer were approximately $10,000.

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


FINANCIAL CONDITION

Assets
     The Company's total assets as of June 30, 2000, were $971.5 million, an increase of $145.8 million from September 30, 1999, the prior fiscal year end.

     During the nine months ended June 30, 2000, securities available for sale decreased $0.2 million, which was the result of investment maturities.

     Derivative financial instruments are carried at estimated fair value in accordance with SFAS No. 115. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments to manage interest rate risk or for other hedging strategies.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2000, the Bank originated and purchased $201.4 million in mortgage loans held for sale, $296.5 million in mortgage loans held for investment, and $24.1 million in other loans. This total of $522.0 million in loans originated compares to $505.6 million in loans originated over the nine months ended June 30, 1999.

     Included in the $83.3 million in loans held for sale as of June 30, 2000, are $15.7 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of June 30, 2000, are $0.4 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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


                               6/30/00     9/30/99      6/30/99
                            -------------------------------------
Asset Classification:
   Substandard               $ 11,863       12,287       12,395
   Doubtful                        --           --           --
   Loss                         3,266        2,738        2,557
                            -------------------------------------
                               15,129       15,025       14,952
Allowance for losses           (8,213)      (7,960)      (7,919)
                            -------------------------------------
                             $  6,916        7,065        7,033
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


Liabilities and Equity
     Customer deposit accounts increased $51.7 million during the nine months ended June 30, 2000. The weighted average rate on customer deposits as of June 30, 2000, was 5.28%, an increase from 4.76% as of June 30, 1999.

     Advances from the FHLB were $251.6 million as of June 30, 2000, an increase of $83.5 million from September 30, 1999. During the nine-month period, the Bank borrowed $244.7 million of new advances and repaid $161.2 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.8 million as of June 30, 2000, a decrease of $1.5 million from September 30, 1999. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 1999.

     Total stockholders' equity as of June 30, 2000, was $87.1 million (8.97% of total assets). This compares to a book value of $78.9 million (9.55% of total assets) at September 30, 1999. On a per share basis, stockholders' equity was $9.67 on June 30, 2000, compared to $8.81 on September 30, 1999. Subsequent to the quarter ended June 30, 2000, the Company completed an issuer tender offer for the purchase of 517,265 shares of its common stock for $12.50 per share. This transaction is described in more detail in the notes to the consolidated financial statements.

     The Company paid cash dividends on its common stock of $0.08 on November 26, 1999, $0.10 on February 25, 2000, and $0.10 on May 26,
2000. Subsequent to the quarter ended June 30, 2000, the Company announced a cash dividend of $0.10 per share to be paid on August 25, 2000, to stockholders of record as of August 4, 2000.

     Total stockholders' equity as of June 30, 2000, includes an unrealized loss of $571,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."

Ratios

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                             6/30/00      6/30/99
                           ------------------------
Return on assets              1.63%         1.68%
Return on equity             17.67%        17.36%
Equity-to-assets ratio        8.97%         9.88%
Dividend payout ratio        22.91%        20.95%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 2000 and 1999.

     For the three months ended June 30, 2000, the Company had net income of $4,167,000 or $0.46 per share. This compares to net income of $3,149,000 or $0.35 per share for the quarter ended June 30, 1999.

     For the nine months ended June 30, 2000, the Company had net income of $11,000,000 or $1.23 per share. This compares to net income of $9,570,000 or $1.06 per share during the same period in the prior year.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2000 and 1999. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/00   As of
                                  ---------------------------  6/30/00
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 811,116    55,178   9.07%    8.72%
  Mortgage-backed securities        20,585     1,021   6.61%    5.67%
  Securities                        16,153       870   7.18%    7.39%
  Bank deposits                      6,787       256   5.06%    6.29%
                                  -------------------------------------
    Total earning assets           854,641    57,325   8.94%    8.60%
                                            ---------------------------
Non-earning assets                  33,157
                                  ---------
      Total                      $ 887,798
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 585,381    21,456   4.89%    5.28%
  FHLB Advances                    207,625     9,102   5.85%    6.53%
  Other borrowings                     120         5   5.56%    7.50%
                                  -------------------------------------
    Total costing liabilities      793,126    30,563   5.14%    5.64%
                                            ---------------------------
Non-costing liabilities             12,271
Stockholders' equity                82,401
                                  ---------
      Total                      $ 887,798
                                  =========
Net earning balance              $  61,515
                                  =========
Earning yield less costing rate                        3.81%    2.96%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 854,641    26,762   4.18%
                                  ==========================


                                   Nine months ended 6/30/99   As of
                                  --------------------------- 6/30/99
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 665,603    43,956   8.81%    8.18%
  Mortgage-backed securities        28,327     1,607   7.56%    6.38%
  Securities                        17,405       657   5.03%    7.55%
  Bank deposits                     12,196       324   3.54%    4.44%
                                  -------------------------------------
    Total earning assets           723,531    46,544   8.58%    8.02%
                                            ---------------------------
Non-earning assets                  24,773
                                  ---------
      Total                      $ 748,304
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 547,978    19,389   4.72%    4.76%
  FHLB Advances                    116,738     4,996   5.71%    5.41%
  Other borrowings                     170        11   8.63%    7.50%
                                  -------------------------------------
    Total costing liabilities      664,886    24,396   4.89%    4.88%
                                            ---------------------------
Non-costing liabilities              9,212
Stockholders' equity                74,206
                                  ---------
      Total                      $ 748,304
                                  =========
Net earning balance              $  58,645
                                  =========
Earning yield less costing rate                        3.69%    3.14%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 723,531    22,148   4.08%
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



                                          Nine months ended June 30, 2000, compared to
                                              nine months ended June 30, 1999
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   1,298        9,615         309      11,222
  Mortgage-backed securities                (202)        (439)         55        (586)
  Securities                                 280          (47)        (20)        213
  Other assets                               136         (144)        (60)        (68)
                                        -----------------------------------------------
Net change in interest income              1,512        8,985         284      10,781
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                  698        1,324          45       2,067
  FHLB Advances                              123        3,892          91       4,106
  Other borrowings                            (4)          (3)          1          (6)
                                        -----------------------------------------------
Net change in interest expense               817        5,213         137       6,167
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $     695        3,772         147       4,614
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 2000, increased $1.9 million from the same period in the prior year. Specifically, interest on loans increased $5.1 million, due primarily to an increase in the average balance of loans outstanding. This was offset by an increase in total interest expense for the three months ended June 30, 2000, of $3.1 million, which was due primarily to an increase in the average balances of customer deposits and FHLB advances.

     Net interest margin before loan loss provision for the nine months ended June 30, 2000, increased $4.6 million from the same period in the prior year. Specifically, interest on loans increased $11.2 million, $9.6 million of which was due to an increase in the average balance of loans outstanding and $1.3 million due to an increase in yield on loans. Total interest expense for the nine months ended June 30, 2000, increased $6.2 million from the same period in the prior year, which was due primarily to an increase in the average balances of customer deposits and FHLB advances, and to a lesser extent, an increase in their average balances. The total yield on interest-earning assets increased 36 basis points to 8.94% during the nine months ended June 30, 2000, compared to 8.58% in the prior year. Also during the nine-month period, the weighted average cost of total liabilities was 5.14%, compared to 4.89% in the prior year, an increase of 25 basis points.

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

Provision for Loan Losses
     The Company's provision for loan losses of $150,000 during the quarter ended June 30, 2000, was an increase of $75,000 over the three months ended June 30, 1999. Provision for loan losses was $450,000 for the nine months ended June 30, 2000, an increase of $225,000 from the prior year. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination. Management establishes allowances for losses based on current economic values and any disruptions in the real estate market could cause management to increase the provision for loss.

Other Income
     Other income for the three months ended June 30, 2000, decreased $77,000 from the same period in the prior year. Specifically, gain on loans held for sale decreased $0.7 million due to a decrease in the volume of loan sales. Also in the three months ended June 30, 2000, the Bank had impairment on capitalized mortgage servicing rights of $150,000, compared to a recovery of impairment of $7,000 in the period a year ago. Changes in the impairment of mortgage servicing rights are based on changes in prepayments and estimated prepayment speeds of the underlying mortgage loans. These decreases were partially offset by an increase of $338,000 in customer service fees due to increased customer usage of check cards and ATM cards, an increase of $249,000 in loan servicing fees, and an increase of $194,000 in other income.

     Other income for the nine months ended June 30, 2000, decreased $1.7 million from the same period in the prior year. Specifically, gain on loans held for sale decreased $3.0 million due to a decrease in the volume of loan sales. Also, the Bank had impairment on capitalized mortgage servicing rights of $56,000, compared to a recovery of impairment of $111,000 in the period a year ago. The sale of securities available for sale that resulted in a gain of $95,000 in the prior period did not recur in the current period. These decreases were offset by an increase of $723,000 in customer service fees due to increased customer usage of check cards and ATM cards, an increase in loan servicing fees of $753,000, which was a result of decreased amortization of capitalized mortgage servicing rights.

General and Administrative Expenses
     Total general and administrative expenses for the quarter ended June 30, 2000, increased $41,000 (0.8%) from the same quarter in the prior year. Total general and administrative expenses for the nine months ended June 30, 2000, increased $229,000 (1.5%) from the prior year.

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

Regulatory Capital Requirements
     At June 30, 2000, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2000, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2000                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  79,827
Adjustment for regulatory capital:
  Intangible assets                                    (1,425)
  Disallowed portion of servicing assets                   --
  Reverse the effect of SFAS No. 115                       61
                                                     ---------
    Tangible capital                                   78,463
  Qualifying intangible assets                          1,311
                                                     ---------
    Tier 1 capital (core capital)                      79,774
  Qualifying general valuation allowance                4,495
                                                     ---------
       Risk-based capital                           $  84,269
                                                     =========



                                                                  As of June 30, 2000
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 84,269     11.9%        56,715      >=8%       70,894     >=10%
Core capital to adjusted tangible assets     79,774      8.2%        38,800      >=4%       48,487      >=5%
Tangible capital to tangible assets          78,463      8.1%        14,546     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       79,774     11.3%            --        --       42,537      >=6%


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

Loans to One Borrower
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of June 30, 2000, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of June 30, 2000, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and MBS. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of June 2000, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 8.2%.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 11, 2000                           By:  /s/ David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 11, 2000                           By:  /s/ Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer