Form 10-K405
period 2000-09-30
NASB FINANCIAL INC
filed 2001-01-02
CIK 1059131

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
                     For the period ended September 30, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on December 15, 2000, was approximately $109.4 million.

     As of December 15, 2000, there were issued and outstanding 8,500,249 shares of the Registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2000.
2. Part III - Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART I
ITEM 1.  Business
-----------------
                               General Description
                               -------------------

     NASB Financial, Inc. (the "Company") was formed in 1998 as a unitary thrift holding company of North American Savings Bank, F.S.B. ("North American" or the "Bank"). The Bank is a federally chartered stock savings bank, with its headquarters in the Kansas City area. The Bank began operating in 1927, and became a member of the Federal Home Loan Bank of Des Moines ("FHLB") in 1940. Its customer deposit accounts are insured by the Savings Association Insurance Fund ("SAIF"), a division of the Federal Deposit Insurance Corporation ("FDIC"). The Bank converted to a stock form of ownership in September 1985.

     The Bank's market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, and Lafayette in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices including one in Leawood, Kansas, one each in Grandview, Lee's Summit, Independence, Harrisonville, Gladstone, and two in St. Joseph in Missouri. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri, and in Topeka and Overland Park in Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

     The Bank's  principal  business  is to attract  deposits  from the  general public and to originate real estate loans, other loans and short-term investments. The Bank obtains funds mainly from deposits received from the general public, sales of loans and loan participations, advances from the FHLB, and principal repayments on loans and mortgage-backed securities ("MBS"). The Bank's primary sources of income include interest on loans, interest on MBS, customer service fees, and mortgage banking fees. Its primary expenses are interest payments on customer deposit accounts and borrowings and normal operating costs.

Year-End Weighted Average Yields and Rates
------------------------------------------
     The following table presents the year-end balances of interest-earning assets and interest-costing liabilities with weighted average yields and rates. Balances and weighted average yields include all accrual and non-accrual loans. Dollar amounts are expressed in thousands.


                                                      As of 9/30/00             As of 9/30/99            As of 9/30/98
                                                   --------------------    ----------------------    ---------------------
                                                               Yield/                   Yield/                    Yield/
                                                   Balance      Rate        Balance      Rate        Balance       Rate
                                                   --------------------    ---------------------     ---------------------
    Interest-earning assets:
       Loans                                       $  832,898     9.13%    $   681,004     8.28%    $    639,956     8.09%
       Mortgage-backed securities                      20,042     6.64%         26,757     6.04%          42,443     6.57%
       Investments                                     16,563     7.35%         17,523     7.49%          18,890     7.81%
       Bank deposits                                    5,840     5.77%         10,827     4.86%           6,291       --
                                                    --------------------     --------------------     ---------------------
          Total earning assets                        875,343     9.02%        736,111     8.15%         707,580     7.99%
                                                              ----------               ----------                ----------
    Non-earning assets                                 33,990                   26,603                    25,274
                                                    ----------               ----------               -----------
             Total                                $   909,333              $   762,714               $   732,854
                                                    ==========               ==========               ===========

    Interest-costing liabilities:
       Customer deposit accounts                  $   592,780     5.00%    $   552,226     4.83%     $   533,097    5.04%
       FHLB advances                                  219,909     6.13%        125,116     5.51%         124,774    5.77%
       Other borrowings                                   115     6.07%            165     7.50%             875    7.50%
                                                    --------------------     ---------------------      -------------------
          Total costing liabilities                   812,804     5.31%        677,507     4.99%         658,746    5.16%
                                                              ----------               ----------               ----------
    Non-costing liabilities                            13,290                    9,999                     8,982
    Stockholders' equity                               83,239                   75,208                    65,126
                                                    ----------               ----------               -----------
             Total                               $    909,333              $   762,714              $    732,854
                                                    ==========               ==========               ===========
    Net earning balance                          $     62,539              $    58,604              $     48,834
                                                    ==========               ==========               ===========
    Earning yield less costing rate                               3.71%                    3.16%                     2.83%
                                                              ==========               ==========                ==========


Ratios
------
     The following table sets forth, for the periods indicated, the Company's return on assets (net income divided by average total assets), return on equity (net income divided by average equity), equity-to-assets ratio (average equity divided by average total assets), and dividend payout ratio (total cash dividends paid divided by net income).

                                                                    Year ended September 30,
                                                   ------------------------------------------------------------
                                                      2000        1999        1998         1997        1996
                                                   ------------------------------------------------------------
       Return on assets                                1.63%       1.65%       1.85%        1.53%       1.14%
       Return on equity                               18.12%      17.35%      21.06%       20.07%      15.89%
       Equity to assets ratio                          8.50%       9.55%       8.78%        8.07%       7.19%
       Dividend payout ratio                          22.89%      21.11%      15.63%       15.38%      17.51%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                                                                     Calendar year
                                        ------------------------------------------------------------------------
                                            2000            1999           1998          1997          1996
                                        ------------------------------------------------------------------------
              February                      $0.10           $0.08         0.0625          0.05       0.0390625
              May                            0.10            0.08         0.0625          0.05       0.0390625
              August                         0.10            0.08         0.0625          0.05       0.0390625
              November                       0.10            0.08         0.0625          0.05       0.0390625



                                ASSET ACTIVITIES
                                ----------------

Lending Activities
------------------
     The Bank, like most other savings institutions, has traditionally concentrated its lending activities on mortgage loans secured by residential property and, to a lesser extent, commercial property. The residential mortgage loan originations have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable, held for investment plus held for sale, for the periods indicated. The related discounts, premiums, deferred fees and loans-in-process accounts are excluded. Dollar amounts are expressed in thousands.



                                                                          September 30,
                                      --------------------------------------------------------------------------------------
                                            2000             1999              1998             1997             1996
                                      --------------------------------------------------------------------------------------
                                       Amount   Pct.     Amount   Pct.    Amount   Pct.     Amount   Pct.     Amount   Pct.
                                      ---------------  ----------------  ---------------   ---------------  ----------------
Mortgage loans:
   Permanent Loans on:
      Residential properties        $   468,997   46 %    430,635  50      455,503   61      450,240   64      427,458   64
      Business properties               214,882   21      153,549   18      79,460   11       92,477    13     102,286   15
      Partially guaranteed by VA
       or insured by FHA                 27,138    3       34,945    4      25,533    3       25,790     4      49,308    7
      Construction and development      246,822   24      197,041   23     150,729   20      102,131    14      62,881   10
                                     ----------------  ----------------  ---------------   ---------------- ----------------
         Total mortgage loans           957,839   94      816,170   95     711,225   95      670,638    95     641,933   96
Commercial loans                          7,143   --        4,335   --       7,225    1       10,973     2      14,668    2
Installment loans to individuals         48,646    4       41,737    5      28,524    4       22,071     3      12,305    2
                                     ----------------  ----------------  ---------------   ---------------- ----------------
                                    $ 1,013,628  100      862,242  100     746,974  100      703,682   100     668,906  100
                                     ================  ================  ===============   ================ ================

     The following table sets forth information at September 30, 2000, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. As of September 30, 2000, net real estate loans totaled 85% of the Bank's assets. Dollar amounts are expressed in thousands.


                                                                           2002
                                                                         Through        After
                                                             2001          2005         2005         Total
                                                         ------------------------------------------------------
               Mortgage Loans:
                  Permanent:
                  - at fixed rates                     $     3,784        27,292      298,454       329,530
                  - at adjustable rates                      3,017         4,424      374,046       381,487
               Construction and development:
                  - at fixed rates                           8,213         9,646        3,969        21,828
                  - at adjustable rates                    205,862        18,598          534       224,994
                                                         ------------------------------------------------------
               Total mortgage loans                        220,876        59,960      677,003       957,839
               Commercial loans                                163         3,716        3,264         7,143
               Installment loans to individuals              2,470         9,527       36,649        48,646
                                                         ------------------------------------------------------
                     Total loans receivable            $   223,509        73,203      716,916     1,013,628
                                                         ======================================================

Residential Real Estate Loans
-----------------------------
     The Bank offers a range of residential loan programs. At September 30, 2000, 49% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veteran's Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2000, are $27.1 million or 3% of the Bank's total loans that were insured by the FHA or VA.

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

Construction and Development Loans
----------------------------------
     Construction and land development loans are offered to owner/occupants, to persons building a residence for seasonal use or for investment purposes, and to builders/developers who build properties to be sold. As of September 30, 2000, 24% of the Bank's total loans receivable were construction and development loans. Construction loans are originated at interest rates that adjust daily based on a pre-determined percentage indexed to the prime lending rate. Most construction loans are due and payable within one year or else converted to a permanent loan. In some cases extensions are permitted if payments are current and the construction has continued satisfactorily. Land acquisition and development loans for the purpose of developing raw land into residential or commercial property typically have three-year terms at floating interest rates.

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

Commercial Real Estate Loans
----------------------------
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2000, commercial real estate loans on business properties were $214.9 million or 21% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

Consumer Loans
--------------
     As of September 30, 2000, consumer installment loans and lease financing to individuals represented approximately 4% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

Sales of Mortgage Loans
------------------------
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained). At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2000, the Bank sold $95.9 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2000, the Bank had loans held for sale with a carrying value of $88.3 million, which included $0.4 million in loans on multi-family residential properties that are insured by the FHA. The Bank holds options to put these loans back to the FHA during specified periods in the future. Management plans to exercise the options if future market conditions are favorable, which precludes management's intention to hold them to maturity.

Classified Assets, Delinquencies, and Allowance for Loss
--------------------------------------------------------
     Classified Assets. In accordance with the asset classification system outlined by the Office of Thrift Supervision ("OTS"), North American's problem assets are classified as either "substandard," "doubtful," or "loss."

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

     When the Bank classifies a problem asset, it establishes a specific loss allowance needed to reduce its book value to the present value of the expected future cash flows discounted at the loan's initial effective interest rate, or as a practical expedient, to the loan's observable market price or the fair value of the collateral, if the loan is dependent on collateral. In addition, general valuation allowances ("GVA") are established by management. GVA represents allowances that recognize inherent risks associated with distinct and homogenous loans pools. When the Bank classifies all or part of problem assets as loss, it establishes a specific loss allowance equal to 100% of the loss classification. The OTS reviews North American's asset classification during each examination and can require changes to asset classifications, specific loss allowances, GVA, and loan loss provision.

     Each month, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table summarizes the Bank's classified assets. Dollar amounts are expressed in thousands.



                                                                               As of September 30,
                                                        ------------------------------------------------------------------
                                                            2000          1999         1998         1997         1996
                                                        ------------------------------------------------------------------
        Asset Classification
         Substandard                                   $    17,235        12,287       10,772       10,263        9,482
         Doubtful                                              --            --             8           12           15
         Loss                                                2,857         2,738        1,956        2,944        2,967
                                                        -----------------------------------------------------------------
         Total Classified                                   20,092        15,025       12,736       13,219       12,464
        Allowance for loan/REO losses                       (8,386)       (7,960)      (7,701)      (7,952)      (7,551)
                                                        -----------------------------------------------------------------
           Net classified assets                       $    11,706         7,065        5,035        5,267        4,913
                                                        =================================================================
           Net classified to total classified assets            58%           47%          40%          40%          39%
                                                        =================================================================

     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                                                                                  September 30,
                                                        -------------------------------------------------------------------
                                                           2000          1999          1998          1997         1996
                                                        -------------------------------------------------------------------
         Total Assets                                  $   984,525       825,797       736,054       733,464      711,088
                                                        ===================================================================

         Non-accrual loans                             $     4,447         4,074         3,854         3,679        3,303
         Troubled debt restructurings                        8,142         4,004         6,031        10,051       11,766
         Net real estate and other assets
          acquired through foreclosure                       3,683         2,702         3,232         4,184        4,377
                                                        ------------------------------------------------------------------
              Total                                    $    16,272        10,780        13,117        17,914       19,446
                                                        ==================================================================
         Percent of total assets                              1.65%         1.31%         1.78%         2.44%        2.73%
                                                        ==================================================================


Delinquencies. The following table summarizes delinquent loan information.


                                             As of September 30, 2000
                   -----------------------------------------------------------------------------
                                                     Number of                      Percent of
                   Loans delinquent for                Loans            Amount     Total Loans
                   ----------------------------------------------    ---------------------------
                     30 to 89 days                     136          $   7,921          0.8%
                     90 or more days                    69              4,447          0.4%
                                                   --------------    ---------------------------
                         Total                         205          $  12,368          1.2%
                                                   ==============    ===========================

                                             As of September 30, 1999
                   -----------------------------------------------------------------------------
                                                     Number of                      Percent of
                   Loans delinquent for:               Loans            Amount     Total Loans
                   ----------------------------------------------    ---------------------------
                     30 to 89 days                     162          $   4,957          0.6%
                     90 or more days                    73              3,978          0.5%
                                                   --------------    ---------------------------
                         Total                         235          $   8,935          1.1%
                                                   ==============    ===========================



     The effect of non-performing loans on interest income for fiscal year 2000 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2000                        $      4,447
                                                     ============

Gross amount of interest income that would
    have been recorded during fiscal 2000 if
    these loans had been performing                 $        395
Actual amount included in interest income for
    fiscal 2000                                              131
                                                     ------------
Interest income not recognized on non-performing
    loans                                           $        264
                                                     ============

     Allowance for loss. Management records a provision for estimated loan losses in an amount sufficient to cover current net charge-offs and probable losses based on an analysis of risks inherent in the loan portfolio. Management continually monitors the performance of the loan portfolio and establishes specific loss allowances when warranted. Specifically, when it appears that a property and borrower are no longer capable of full repayment, management establishes a specific loss allowance to reduce the loan's book value to fair value based on the anticipated results of collections. In addition, management establishes a GVA through charges to the provision for loan loss based on an assessment of the portfolio's credit risk, other than specifically identified problem loans. Management attempts to maintain a GVA proportionate to the level of risk in the Bank's performing loan portfolio.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                                                         September 30,
                                              ---------------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
                                              ---------------------------------------------------------------------
      Balance at beginning of year           $     6,671         6,405       6,272         5,836         5,484
      Total provisions                               600           300          64           477           633
      Net recoveries (charge-offs)                  (114)          (34)         69           (41)         (281)
                                              ---------------------------------------------------------------------
      Balance at end of year                 $     7,157         6,671       6,405         6,272         5,836
                                              =====================================================================

Real Estate Acquired Through Foreclosure
----------------------------------------
     The Bank's staff attempts to contact borrowers who fail to make scheduled payments, generally after a payment is more than 15 days past due. In most cases, delinquencies are cured promptly. If a delinquency exceeds 90 days, North American will implement measures to remedy the default, such as accepting a voluntary deed for the property in lieu of foreclosure or commencing a foreclosure action. If a foreclosure occurs, the property is classified as real estate owned ("REO") until the property is sold. North American sometimes finances the sale of foreclosed real estate ("loan to facilitate"). Loans to facilitate may involve a reduced down payment, a reduced rate, or a longer term than the Bank's typical underwriting standards.

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


                                                                       September 30,
                                                  --------------------------------------------------------
                                                    2000       1999        1998       1997        1996
                                                  --------------------------------------------------------
          Beginning allowance for loss           $  1,289      1,336      1,680       1,715       1,576
          Provisions                                   --         --     (1,987)       (172)          3
          Net recoveries (charge-offs)                (60)       (47)     1,643         137         136
                                                  --------------------------------------------------------
          Allowance for loss at year-end         $  1,229      1,289      1,336       1,680       1,715
                                                  ========================================================

Securities and Mortgage-Backed Securities Available for Sale
------------------------------------------------------------
     Management classifies debt securities as available for sale if the Bank does not have the intention and ability to hold until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments for interest rate risk management or to accomplish any hedging strategies.

Mortgage-Backed Securities Held to Maturity
-------------------------------------------
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC and FNMA. As of September 30, 2000, the Bank had $2.5 million in fixed rate and $4.4 million in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The Bank also had $945,000 in CMO bonds and $2.6 million in other asset-backed securities held to maturity.

Investment Securities
---------------------
     As of  September  30, 2000,  the Bank held no  investment  security  from a
single   issuer  for  which  the  market  value   exceeded  10%  of  the  Bank's
stockholders' equity.

Source of Funds
---------------
     In addition to customer deposits, the Bank obtains funds from loan and MBS repayments, sales of loans held-for-sale and securities available-for-sale, investment maturities, FHLB advances, and other borrowings. Loan repayments, as well as the availability of customer deposits, are influenced significantly by the level of market interest rates. Borrowings may be used to compensate for insufficient customer deposits or to support expanded loan and investment activities.

Customer Deposits
-----------------
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.

                                                                         September 30,
                                     --------------------------------------------------------------------------------------
                                          2000             1998              1997              1996             1996
                                     ---------------  ----------------  ----------------  ---------------- ----------------
                                      Amount   Pct.     Amount   Pct.     Amount   Pct.     Amount   Pct.    Amount   Pct.
                                     ---------------  ----------------  ----------------  ----------------  ---------------
Type of Account and Rate:
Demand deposit accounts             $  63,010   10       57,987   10        60,803  11       51,934   10      43,073     8
Savings accounts                       77,839   13       85,758   15        78,991  14       70,457   13      63,495    11
Money market demand accounts            6,505    1        7,004    1         8,276   2        9,723    2      19,560     4
Certificates of deposit               474,311   76      414,714   74       397,434  73      388,430   75     373,503    77
                                     ---------------  ----------------  ----------------  ----------------  ----------------
                                    $ 621,665  100      565,463  100       545,504 100      520,544  100     499,631   100
                                     =================================  ================  ================  ================
Weighted average interest rate         5.46%             4.83%              5.04%            5.29%            5.29%
                                     ==========       ===========       ===========       ===========       ==========


     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                                                             For the years ended September 30,
                                              -----------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                              -----------------------------------------------------------------
   Deposit receipts                          $    884,054      741,718      582,168      540,220      473,035
   Withdrawals                                    857,358      744,325      576,831      537,489      485,992
                                              -----------------------------------------------------------------
   Deposit receipts and purchases in
      excess of (less than) withdrawals            26,696      (2,607)        5,337        2,731      (12,957)
   Deposits sold                                       --           --           --           --      (36,225)
   Interest credited                               29,506       22,566       19,623       18,182       19,185
                                              -----------------------------------------------------------------
          Net increase (decrease)            $     56,202       19,959       24,960       20,913      (29,997)
                                              =================================================================
   Balance at end of year                    $    621,665      565,463      545,504      520,544      499,631
                                              =================================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

FHLB Advances and Other Borrowings
----------------------------------
     FHLB advances are an important source of borrowing for North American. The FHLB functions as a central reserve bank providing credit for thrifts and other member institutions. As a member of the FHLB, North American is required to own stock in the FHLB of Des Moines and can apply for advances, collateralized by the stock and certain types of residential mortgages, provided that certain standards related to credit-worthiness are met.

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, particularly when management determines that it can profitably invest the advances over their term. During fiscal 2000, the Bank borrowed an additional $303.2 million in advances, repaid $206.9 million, and as of September 30, 2000, had a balance of $264.4 million (29% of total liabilities) of advances from the FHLB.

     The  following  table  presents,   for  the  periods   indicated,   certain
information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                                                  As of September 30,
                                            -----------------------------------------------------------------
                                                 2000         1999         1998         1997          1996
                                            -----------------------------------------------------------------
       FHLB advances                       $    264,436      168,088      109,210      143,226       145,242
       Other notes payable                          100          150          200        1,680         1,565
                                            -----------------------------------------------------------------
              Total                        $    264,536      168,238      109,410      144,906       146,807
                                            =================================================================
       Weighted average rate                      6.67%        5.51%        5.77%        6.03%         6.00%
                                            =================================================================

     As of September 30, 2000, the Bank had no category of short-term borrowings for which the average balance outstanding during the year was more than stockholders' equity.


                                Other Activities
                                ----------------
Service Corporation Activities
------------------------------
     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") substantially limits the types of service corporation activities permissible by the Bank. North American's service corporation, Nor-Am, was incorporated in 1972. Nor-Am sells tax-deferred annuities and mutual funds through the Bank's branch offices and credit life and disability insurance to loan customers.


                                Other Information
                                -----------------
Employees
---------
     As of September 30, 2000, the Bank and its subsidiaries had 307 employees. Management considers its relations with the employees to be excellent.

     The Bank currently maintains a comprehensive employee benefit program including a qualified pension plan, hospitalization and major medical insurance, paid vacations, paid sick leave, long-term disability insurance, life insurance, and reduced loan fees for employees who qualify. The Bank's employees are not represented by any collective bargaining group.

Competition
-----------
     The Bank, like other savings institutions, is operating in a changing environment. Non-depository financial service companies such as securities dealers, insurance agencies, and mutual funds have become competitors for retail savings and investments. In addition to offering competitive interest rates, a savings institution can attract customer deposits by offering a variety of services and convenient office locations and business hours. Mortgage banking/brokerage firms compete for the residential mortgage business. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturity, loan fees, and the quality of service to borrowers and brokers.

                                   Regulation
                                   ----------
General
-------
     Federal savings institutions are members of the FHLB System and their deposits are insured by the SAIF, a division of the Federal Deposit Insurance Corporation ("FDIC"). They are subject to extensive regulation by the OTS as the chartering authority and now, since the passage of the FIRREA, the FDIC. SAIF insured institutions are limited in the transactions in which they may engage by statute and regulation, which in certain instances may require an institution to conform with regulatory standards or to receive prior approval from regulators. Institutions must also file periodic reports with these government agencies regarding their activities and their financial condition. The OTS and FDIC make periodic examinations of the Bank to test compliance with the various regulatory requirements. If it is deemed appropriate, the FDIC can require a re-valuation of the Bank's assets based on examinations and they can require the Bank to establish specific allowances for loss that reflect any such re-valuation. This supervision and regulation is intended primarily for the protection of depositors. Savings institutions are also subject to certain reserve requirements under Federal Reserve Board regulations.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")
------------------------------------------------------------------------
     Key provisions of FDICIA allow the Bank Insurance Fund ("BIF") of the FDIC to increase its borrowing from the Treasury Department. The BIF can also borrow up to 90% of the fair market value of its assets to provide working capital. These borrowed funds will be repaid from assessments on the banking industry.

     The FDICIA required the FDIC to formulate safety and soundness standards, effective December 31, 1993. The standards address matters such as underwriting and documentation standards, internal controls and audit systems, interest rate risk, and compensation and other employee benefits.

Federal Home Loan Banking System
--------------------------------
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2000, of $13.2 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

Liquidity
---------
     As a member of the FHLB System, the Bank is required to maintain an average balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement, which is currently 4%, may be changed from time to time by the OTS to an amount within the range of 4% to 10%, depending on economic conditions and the savings flows of member banks. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank's average liquidity for the month of September 2000 was 9.8%.

Insurance on Customer Deposit Accounts
--------------------------------------
     The SAIF insures the Bank's deposit accounts to a maximum of $100,000 for each insured member. Deposit premiums are determined using a Risk-Related premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law. The Funds Act outlined a one-time assessment of 65.7 basis points of insured deposits, which was used to increase the SAIF to 1.25% of total insured deposits. Beginning January 1, 1997, annual deposit insurance premiums range from 0 to 27 basis points of insured deposits based on where an institution fits on the RRPS. North American is considered to be "well capitalized" and has been placed in the most favorable capital subgroup. In addition to deposit insurance premiums, SAIF-insured institutions are currently assessed a premium, which is used to service the interest on the Financing Corporation ("FICO") debt.

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

Regulatory Capital Requirements
-------------------------------
     Regulations require that thrifts maintain minimum levels of regulatory capital, which are at least as stringent as those imposed on national banks by the Office of the Comptroller of the Currency ("OCC").

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible assets. "Core capital" includes
(i) common stockholders' equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2000, the Bank had no supervisory goodwill and $96,000 of the Bank's servicing rights were deducted from its regulatory capital. At September 30, 2000, the Bank's core capital ratio was 8.2%

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2000, North American's regulatory tangible capital was 8.1% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2000, the Bank's current risk-based regulatory capital was 11.8% of risk-weighted assets.

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

OTS Assessments
---------------
     The OTS has a sliding scale assessment formula to provide funding for its operations. Troubled savings associations are charged a "premium assessment" at a rate of 50% higher than non-troubled savings associations at the same level of assets. Non-troubled institutions are charged "general assessments." The changes in assessment fees reflect the increased supervisory attention that troubled institutions require from the OTS, which in turn increases the cost of regulation and examinations.

Equity Risk Investments
-----------------------
     OTS regulations limit the aggregate amount that an insured institution may invest in real estate, service corporations, equity securities, and nonresidential construction loans and loans with loan-to-value ratios greater than 80%. Under the regulations, savings associations which meet their minimum regulatory capital requirements and have tangible capital of less than 6% of total liabilities may make aggregate equity risk investments equal to the greater of 3% of assets or two and one-half times their tangible capital. Savings associations that meet their minimum regulatory capital requirements and have tangible capital equal to or greater than 6% of total liabilities may make aggregate equity risk investments of up to three times their tangible capital.

Loans to One Borrower
---------------------
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 2000, North American had no loans that exceeded its loans-to-one-borrower limit.

Investment in Subsidiaries
--------------------------
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2000, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

Federal Reserve System
----------------------
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. The balance maintained to meet these reserve requirements may also be used to satisfy the liquidity requirements imposed by the OTS. As of September 30, 2000, North American met its reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank's "discount window," but only after exhausting all FHLB sources of borrowing.

                                    Taxation
                                    --------

     The Company is subject to the general applicable corporate tax provisions of the Internal Revenue Code ("Code") and the Bank is subject to certain additional provisions of the Code which apply to savings institutions and other types of financial institutions. The Company most recently underwent an examination by the IRS during fiscal year 1996.

Bad Debt Reserves
-----------------
     Prior to October 1, 1996, the Bank was allowed a special bad debt deduction for additions to tax bad debt reserves established for the purpose of absorbing losses. This deduction was either based on an institution's actual loss experience (the "experience method") or, subject to certain tests relating to the composition of assets, based on a percentage of taxable income ("percentage method"). Under the percentage method, qualifying institutions generally deducted 8% of their taxable income.

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 2000 and 1999, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under the new tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year." The recapture will be completed over a six-year phase-in period. The phase-in period will be delayed for two years for institutions who meet certain residential lending requirements. As of September 30, 2000, North American had approximately $2 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock has forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture is more than offset by opportunity to buy treasury stock at lower average market prices.

Minimum Tax
-----------
     For taxable years beginning after December 31, 1986, the alternative minimum tax rate is 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences and is payable to the extent such preferences exceed an exemption amount.

State Taxation
--------------
     The Bank is subject to a special financial institution tax based on approximately 7% of net income. This tax is in lieu of all other taxes on thrift institutions except taxes on real estate, tangible personal property owned by the Bank, contributions paid to the State unemployment insurance fund, and sales/use taxes.

ITEM 2.  Properties
-------------------
     North  America's  main  office  is  located  at  12498  South  71  Highway,
Grandview, Missouri. In addition to its main office, the Bank has 7 branch offices, 7 loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2000, was approximately $4.9 million.


                                                                     Date           Owned/          Lease
     Location                                                      Occupied         Leased        Expiration
     ----------------------------------------------------------------------------------------------------------
     12498 South 71 Highway                                          1972           Owned
     Grandview, Missouri

     646 N, 291 Highway                                              1992           Leased      November 2002
     Lees Summit, Missouri

     8501 North Oak Trafficway                                       1994           Owned
     Kansas City, Missouri

     920 North Belt                                                  1979           Owned
     St. Joseph, Missouri

     3011-B North Belt                                               1999           Leased      January 2004
     St. Joseph, Missouri

     8840 State Line Road                                            1994           Owned
     Leawood, Kansas

     2002 E Mechanic                                                 1975           Owned
     Harrisonville, Missouri

                                                                   Date           Owned/          Lease
     Location                                                    Occupied         Leased        Expiration
     ----------------------------------------------------------------------------------------------------------
     11400 E 23rd  St.                                               1990           Owned
     Independence, Missouri

     12125-D Blue Ridge Extension                                    1990           Leased       January 2002
     Grandview, Missouri

     949 NE Columbus                                                 1993           Leased       November 2002
     Lee's Summit, Missouri

     12900 Metcalf - Suite 140                                       1996           Leased       December 2001
     Overland Park, Kansas

     1611 Des Peres Rd. - Suite 110                                  1994           Leased       February 2001
     St. Louis, Missouri

     1014 Country Club Road                                          1997           Leased       January 2002
     St. Charles, Missouri

     11237 Nall Avenue                                               1997           Leased       May 2002
     Leawood, Kansas

     5620 SW 29th Street                                             1998           Leased       August 2001
     Topeka, Kansas

     3322 South Campbell - Suite W                                   1993           Leased       August 2001
     Springfield, Missouri


ITEM 3.  Legal Proceedings
--------------------------
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

                                     PART II
ITEM 4.  Submission of matters to a Vote of Security Holders
------------------------------------------------------------
     None.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
     The information appearing on page 36 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  Selected Financial Data
--------------------------------
     The information appearing on page 3 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
     The information appearing on pages 4 through 9 in the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------
     The information appearing on pages 10 through 32 of the 2000 Annual Report to Stockholders is incorporated herein by reference. See Item 14 below for a list of the financial statements and notes so incorporated.

ITEM 9. Change in and  Disagreements  with Accountants on Accounting and Finance
--------------------------------------------------------------------------------
Disclosure
----------
     None.

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     The information appearing on pages 3 through 11 of the Company's Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

ITEM 11.  Executive Compensation
--------------------------------
     The information appearing on pages 7 through 10 of the Company's Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     The information appearing on pages 3 and 4 of the Company's Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     The information appearing on page 11 of the Company's Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)      The following documents are filed as part of this report:

(1)      Financial Statements

     The following consolidated financial statements of NASB Financial, Inc. and the independent auditors' report thereon which appear in the Company's 2000 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated  Balance Sheets at September 30, 2000, and 1999 (Annual Report
- Page 10).

     Consolidated Statements of Income for the years ended September 30, 2000, 1999, and 1998 (Annual Report - Page 11).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999, and 1998 (Annual Report - Page 14).

     Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999, and 1998 (Annual Report - Pages 12 and 13).

     Notes to Consolidated Financial Statements (Annual Report - Pages 15 through 32).

     Report of Independent Auditors (Annual Report - Page 33).

(2)    Financial Statement Schedules.
       Schedules are provided in the Consolidated Financial Statements.

(3)   Exhibits.
Exhibit
Number
-------
2 Agreement and Plan of Merger by and among North American Savings Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB Financial Inc. Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

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

*13  2000 Annual Report to Stockholders.

22   Subsidiaries of the Registrant at September 30, 2000, listed on page 1.

23 Proxy Statement of NASB Financial, Inc. for the 2001 Annual Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

                                                            NASB FINANCIAL, INC.

                                                   By:      /s/ David H. Hancock
                                                                David H. Hancock
                                                                        Chairman

Date:  December 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

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