Form 10-Q
period 2000-12-31
NASB FINANCIAL INC
filed 2001-02-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2000

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of February 9, 2001, was 8,556,995.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                          December 31,     September 30,
                                              2000            2000
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $   9,759      $   3,647
Securities available for sale                  4,738          4,775
Stock in Federal Home Loan Bank, at cost      15,085         13,222
Mortgage-backed securities:
  Available for sale                           4,700          5,231
  Held to maturity (market value of $10,320
    and $10,795 at December 31, 2000, and
    September 30, 2000, respectively)          9,897         10,445
Loans receivable:
  Held for sale                               82,614         88,320
  Held for investment, net                   852,698        825,692
Accrued interest receivable                    6,832          6,291
Real estate owned, net                         4,568          3,683
Premises and equipment, net                    5,780          5,823
Mortgage servicing rights, net                13,750         14,851
Other assets                                   3,303          2,545
                                           ----------     ----------
                                         $ 1,013,724      $ 984,525
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 614,248      $ 621,665
  Advances from Federal Home Loan Bank       301,671        264,436
  Other borrowings                               100            100
  Escrows                                      2,548          6,897
  Income taxes payable                         7,315          5,845
  Accrued expenses and other liabilities       2,011          1,921
                                           ----------     ----------
      Total liabilities                      927,893        900,864
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    3,000,000 authorized; 9,763,112 issued
    at December 31, 2000, and 9,651,160 issued
    at September 30, 2000                      1,464          1,448
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,560         14,737
  Retained earnings                           83,210         81,055
  Treasury stock, at cost; 1,206,117 shares
    at December 31, 2000, and 1,150,911 shares
    at September 30, 2000                    (13,903)       (13,078)
  Accumulated other comprehensive loss          (500)          (501)
                                           ----------     ----------
      Total stockholders' equity              85,831         83,661
                                           ----------     ----------
                                           1,013,724        984,525
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                  2000         1999
                                               ---------    ---------
Interest on loans                              $ 21,138       17,123
Interest on mortgage-backed securities              304          282
Interest and dividends on securities                359          268
Other interest income                                94          123
                                               ---------    ---------
  Total interest income                          21,895       17,796
                                               ---------    ---------

Interest on customer deposit accounts             8,364        6,865
Interest on advances from FHLB and
    other borrowings                              4,681        2,526
                                               ---------    ---------
  Total interest expense                         13,045        9,391
                                               ---------    ---------
    Net interest income                           8,850        8,405
Provision for loan losses                           150          150
                                               ---------    ---------
    Net interest income after provision
      for loan losses                             8,700        8,255
                                               ---------    ---------
Other income (expense):
  Loan servicing fees                              (473)         232
  Impairment (loss) recovery on mortgage
    servicing rights                               (733)         115
  Customer service fees and charges                 675          651
  Gain on sale of loans held for sale             1,331          972
  Other                                             221          216
                                               ---------    ---------
    Total other income                            1,021        2,186
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,175        3,078
  Premises and equipment                            583          643
  Advertising and business promotion                115          210
  Federal deposit insurance premiums                 31           84
  Other                                             877          947
                                               ---------    ---------
    Total general and administrative expenses     4,781        4,962
                                               ---------    ---------
    Income before income tax expense              4,940        5,479
Income tax expense                                1,929        2,191
                                               ---------    ---------
    Net income                                  $ 3,011        3,288
                                               =========    =========
Basic earnings per share                        $  0.35         0.37
                                               =========    =========
Diluted earnings per share                      $  0.35         0.36
                                               =========    =========

Weighted average shares outstanding           8,540,336    8,919,286




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                          Accumulated
                                                             other      Total
                                  Addtional                  compre-   stock-
                           Common  paid-in Retained Treasury hensive holders'
                            stock  capital earnings  stock    loss    equity
                            ----------------------------------------------------
                                           (Dollars in thousands)
Balance at October 1, 2000  $1,448 14,737   81,055  (13,078)   (501)  83,661
  Comprehensive income:
    Net income                  --     --    3,011       --      --    3,011
    Other comprehensive loss,
      net of tax
       Unrealized loss
         on securities          --     --       --       --       1        1
                                                                     ---------
  Total comprehensive income    --     --       --       --      --    3,012
  Cash dividends paid           --     --     (856)      --      --     (856)
  Stock options exercised       16    823       --       --      --      839
  Purchase of common stock for
      Treasury                  --     --       --     (825)     --     (825)
                            ---------------------------------------------------
Balance at December 31, 2000$1,464 15,560   83,210  (13,903)   (500)  85,831
                            ===================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                         Three months ended
                                                            December 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------------------
Cash flows from operating activities:
  Net income                                           $ 3,011        3,288
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                             217          264
  Amortization and accretion                               910           96
  Impairment loss (recovery) on mortgage servicing rights  733         (115)
  Gain on sale of loans receivable held for sale        (1,331)        (972)
  Provision for loan losses                                150          150
  Origination and purchase of loans held for sale      (76,277)     (71,677)
  Sale of loans receivable held for sale                81,320       71,445
Changes in:
  Accrued interest receivable                             (541)        (142)
  Accrued expenses and other liabilities and
    income taxes payable                                 1,560        1,546
                                                       ----------------------
Net cash provided by operating activities                9,752        3,883

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                       552          756
    Available for sale                                     569          863
  Principal repayments of mortgage loans held
    for investment and held for sale                    67,816       56,730
  Principal repayments of other loans                    5,458        6,322
  Loan origination - mortgage loans held for
      investment                                       (84,862)     (89,245)
  Loan origination - other loans                        (7,711)      (7,599)
  Purchase of mortgage loans held for investment        (7,676)     (12,945)
  Purchase of FHLB stock                                (1,863)      (2,032)
  Proceeds for sale of real estate owned                   420          776
  Purchases of premises and equipment                     (175)         (46)
  Other                                                   (796)        (855)
                                                       ----------------------
Net cash used in investing activities                  (28,268)     (47,275)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                        Three months ended
                                                            December 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------------------
Cash flows from financing activities:
  Net decrease in customer deposit accounts             (7,417)      (1,981)
  Proceeds from advances from FHLB                      72,000       56,200
  Repayment on advances from FHLB                      (34,765)     (10,562)
  Cash dividends paid                                     (856)        (714)
  Stock options exercised                                   15           --
  Repurchase of common stock                                --         (706)
  Net decrease in escrows                               (4,349)      (4,647)
                                                       ----------------------
Net cash provided by financing activities               24,628       37,590
                                                       ----------------------
Net increase (decrease) in cash and cash equivalents     6,112       (5,802)
Cash and cash equivalents at beginning of the period     3,647       10,870
                                                       ----------------------
Cash and cash equivalents at end of period            $  9,759        5,068
                                                       ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)         $    460           (3)
  Cash paid for interest                                13,143        9,422

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to
      real estate owned                                 $1,299          258
    Capitalization of mortgage servicing rights            992        1,147





See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company Annual Report on Form 10-K to the Securities Exchange Commission. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001.

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

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view on applying GAAP to revenue recognition in financial statements. Due to the issuance of SAB No. 101B, SAB No. 101 must be implemented no later than the fourth fiscal quarter of the Company's fiscal year ending September 30, 2001. The Company does not believe that the implementation of SAB No. 101 will have a material effect on the Company's consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that the implementation of this Statement will have a material effect on the Company's consolidated financial statements.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


 (2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                          December 31, 2000
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

                                        December 31, 2000
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  3,635        31         --      3,666
FNMA pass-through
  certificates - fixed rate      941        --        (12)       929
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                   101         4         --        105
                            -------------------------------------------
     Total                  $   4,677       35        (12)     4,700
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         December 31, 2000
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate             $  1,749        38         (8)       1,779
    Balloon maturity and
      adjustable rate         3,744        11         --        3,755
FNMA pass-through
  certificates:
   Fixed rate                   206        --         (2)         204
   Balloon maturity and
     adjustable rate            416        --         (3)         413
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  377         8         (1)         384
Collateralized mortgage
  obligation bonds              908       251         (1)       1,158
Other asset-backed
  Securities                  2,497       130         --        2,627
                            -------------------------------------------
      Total                $  9,897       438        (15)      10,320
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 372,820
      Business properties                                241,424
      Partially guaranteed by VA or
        insured by FHA                                    24,341
    Construction and development                         242,771
                                                       ----------
       Total mortgage loans                              881,356
  Commercial loans                                        10,059
  Installment loans to individuals                        50,879
                                                       ----------
    Total loans held for investment                      942,294
  Less:
    Undisbursed loan funds                               (76,588)
    Unearned discounts and fees and costs
      on loans, net                                       (5,730)
    Allowance for losses on loans                         (7,278)
                                                       ----------
     Net loans held for investment                     $ 852,698
                                                       ==========

                                                      December 31,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  95,145
      Partially insured by FHA                               421
                                                       ----------
        Total loans held for sale                         95,566
   Less:
    Undisbursed loan funds                               (12,859)
    Unearned discounts and fees and costs
      on loans, net                                          (93)
                                                       ----------
        Net loans held for sale                         $ 82,614
                                                       ==========

     Included in the loans receivable balances at December 31, 2000, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $4.4 million. Loans and participations serviced for others amounted to approximately $736.9 million at December 31, 2000.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2000
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 5,792
Less:  allowance for losses                              (1,224)
                                                       ----------
   Total                                                $ 4,568
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2000. Dollar amounts are expressed in thousands.

     Balance at October 1, 2000               $ 14,851
     Additions:
        Originated mortgage servicing rights       992
     Reductions:
        Amortization                            (1,360)
        Sale of mortgage servicing rights           --
        Impairment recovery (loss)                (733)
                                               --------
     Balance at December 31, 2000             $ 13,750
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.


                                               Three months ended
                                             ----------------------
                                              12/31/00   12/31/99
                                             ----------------------
Net income (in thousands)                     $  3,011      3,288

Basic weighted average shares outstanding    8,540,336  8,919,286
Effect of stock options                         72,091    216,254
                                             ----------------------
Dilutive potential common shares             8,612,427  9,135,540

Net income per share:
   Basic                                      $  0.35        0.37
   Diluted                                       0.35        0.36



     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(9) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified two principal operating segments for purposes of financial reporting:
Banking and Mortgage Banking. These segments were determined based on the Company's internal financial accounting and reporting processes and are consistent with the information that is used to make operating decisions and to assess the Company's performance by the Company's key decision makers.

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


Three months ended                    Mortgage  Other and
December 31, 2000            Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 8,781       --         69         8,850
Provision for loan losses       150       --         --           150
Other income                     85    2,467     (1,531)        1,021
General and administrative
  expenses                    2,666    2,408       (293)        4,781
Income tax expense            2,329       22       (422)        1,929
                            -------------------------------------------
    Net income              $ 3,721       37       (747)        3,011
                            ===========================================


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


FINANCIAL CONDITION

Assets
     The Company's total assets as of December 31, 2000, were $1,013.7 million, an increase of $29.2 million from September 30, 2000, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2000, the Bank originated and purchased $76.3 million in mortgage loans held for sale, $92.5 million in mortgage loans held for investment, and $7.7 million in other loans. This total of $176.5 million in loans originated compares to $181.5 million in loans originated during the three months ended December 31, 1999.

     Included in the $82.6 million in loans held for sale as of December 31, 2000, are $14.6 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of December 30, 2000, are $0.4 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/00     9/30/00     12/31/99
                            -------------------------------------
Asset Classification:
   Substandard               $ 18,927       17,235       12,395
   Doubtful                        --           --           --
   Loss                         2,958        2,857        2,557
                            -------------------------------------
                               21,885       20,092       14,952
Allowance for losses           (8,501)      (8,386)      (8,054)
                            -------------------------------------
                             $ 13,384       11,706        6,898
                            =====================================

     Management records a provision for loan losses in amounts sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The General Valuation Allowance ("GVA") recognizes the inherent risks associated with lending activities but, unlike specific allowances, have not been allocated to particular problem assets but to a homogenous pool of loans. Management believes that the specific loss allowances and GVA are adequate. While management uses available information to determine these allowances, future allowances may be necessary because of changes in economic conditions. Also, regulatory agencies (OTS and FDIC) review the Bank's allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.


Liabilities and Equity
     Customer deposit accounts decreased $7.4 million during the three months ended December 31, 2000. The weighted average rate on customer deposits as of December 31, 2000, was 5.58%, an increase from 4.93% as of December 31, 1999.

     Advances from the FHLB were $301.7 million as of December 31, 2000, an increase of $37.2 million from September 30, 2000. During the three-month period, the Bank borrowed $72.0 million of new advances and repaid $34.8 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $2.5 million as of December 31, 2000, a decrease of $4.3 million from September 30, 2000. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2000.

     Total stockholders' equity as of December 31, 2000, was $85.8 million (8.47% of total assets). This compares to a book value of $83.7 million (8.50% of total assets) at September 30, 2000. On a per share basis, stockholders' equity was $10.03 on December 31, 2000, compared to $9.84 on September 30, 2000.

     The Company paid cash dividends on its common stock of $0.10 on November 24, 2000. Subsequent to the quarter ended December 31, 2000, the Company announced a cash dividend of $0.125 per share to be paid on February 23, 2001, to stockholders of record as of February 2, 2001.

     Total stockholders' equity as of December 31, 2000, includes an unrealized loss of $500,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."

Ratios

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Three months ended
                           ------------------------
                            12/31/00     12/31/99
                           ------------------------
Return on assets              1.21%         1.55%
Return on equity             14.21%        16.50%
Equity-to-assets ratio        8.47%         9.28%
Dividend payout ratio        27.40%        21.72%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2000 and 1999.

     For the three months ended December 31, 2000, the Company had net income of $3,011,000 or $0.35 per share. This compares to net income of $3,288,000 or $0.37 per share for the quarter ended December 31, 1999.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2000 and 1999. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                  Three months ended 12/31/00   As of
                                  --------------------------- 12/31/00
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 920,721    21,138   9.18%    8.78%
  Mortgage-backed securities        17,527       304   6.94%    6.25%
  Securities                        18,707       359   7.68%    7.96%
  Bank deposits                      4,622        94   8.14%    6.25%
                                  -------------------------------------
    Total earning assets           961,577    21,895   9.11%    8.71%
                                            ---------------------------
Non-earning assets                  37,281
                                  ---------
      Total                      $ 998,858
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 619,793     8,364   5.40%    5.58%
  FHLB Advances                    278,378     4,679   6.72%    6.59%
  Other borrowings                     100         2   8.00%    7.50%
                                  -------------------------------------
    Total costing liabilities      898,271    13,045   5.81%    5.91%
                                            ---------------------------
Non-costing liabilities             15,946
Stockholders' equity                84,641
                                  ---------
      Total                      $ 998,858
                                  =========
Net earning balance              $  63,306
                                  =========
Earning yield less costing rate                        3.30%    2.80%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 961,577     8,850   3.68%
                                  ==========================




                                  Three months ended 12/31/99   As of
                                  --------------------------- 12/31/99
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 766,041    17,123   8.94%    8.37%
  Mortgage-backed securities        21,042       282   5.36%    5.50%
  Securities                        16,487       268   6.50%    7.54%
  Bank deposits                      8,760       123   5.62%    4.91%
                                  -------------------------------------
    Total earning assets           812,330    17,796   8.76%    8.27%
                                            ---------------------------
Non-earning assets                  32,763
                                  ---------
      Total                      $ 845,093
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 570,200     6,865   4.82%    4.93%
  FHLB Advances                    183,332     2,523   5.51%    5.53%
  Other borrowings                     150         3   7.50%    7.50%
                                  -------------------------------------
    Total costing liabilities      753,682     9,391   4.98%    5.10%
                                            ---------------------------
Non-costing liabilities             11,703
Stockholders' equity                79,708
                                  ---------
      Total                      $ 845,093
                                  =========
Net earning balance              $  58,648
                                  =========
Earning yield less costing rate                        3.78%    3.17%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 812,330     8,405   4.14%
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



                               Three months ended December 31, 2000, compared to
                                     three months ended December 31, 1999
                              -----------------------------------------------
                                                                Yield/
                              Yield      Volume      Volume      Total
                             -----------------------------------------------
Components of interest income:
  Loans                       $ 460       3,457         98       4,015
  Mortgage-backed securities     83         (47)       (14)         22
  Securities                     49          36          6          91
  Other assets                   55         (58)       (26)        (29)
                             -----------------------------------------------
Net change in interest income   647       3,388         64       4,099
                             -----------------------------------------------

Components of interest expense:
  Customer deposit accounts     827         598         74       1,499
  FHLB Advances                 555       1,309        293       2,156
  Other borrowings               --          (1)        --          (1)
                             -----------------------------------------------
Net change - interest expense 1,382       1,906        367       3,654
                             -----------------------------------------------
  Increase (decrease) in net
    interest margin          $ (735)      1,482       (303)        445
                             ===============================================




     Net interest margin before loan loss provision for the three months ended December 31, 2000, increased $445,000 from the same period in the prior year. Specifically, interest on loans increased $4.0 million, $3.5 million of which was due to an increase in the average balance of loans outstanding and $0.5 million due to an increase in yield on loans. This was offset by an increase in total interest expense for the three months ended December 31, 2000, of $3.7 million from the same period in the prior year. $0.6 million of this increase in interest expense was due to an increase in the average balances of customer deposits, $1.3 million was due to an increase in average balances of FHLB advances, $0.8 million was due to a 58 basis point increase in the average cost of customer deposit accounts, and $0.5 million was due to a 121 basis point increase in the average costs of FHLB advances. The total yield on interest-earning assets increased 35 basis points to 9.11% during the three months ended December 31, 2000, compared to 8.76% in the prior year. The weighted average cost of total liabilities was 5.81%, compared to 4.98% in the prior year, an increase of 83 basis points.

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


Provision for Loan Losses
     The Company's provision for loan losses was $150,000 during the quarter ended December 31, 2000. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.


Other Income
     Other income for the three months ended December 31, 2000, decreased $1.2 million from the same period in the prior year. Specifically, gain on loans held for sale increased $0.4 million due to a increase in the volume of loan sales. This was offset by an impairment loss on capitalized mortgage servicing rights of $733,000, compared to a recovery of impairment of $115,000 in the period a year ago. The impairment was the result of a decrease in the market value of servicing rights caused by an increase in estimated prepayments of the underlying mortgage loans. Also, loan servicing fees decreased $705,000 from the same period in the prior year. This was the result of increased amortization of mortgage servicing rights, which was also caused by an increase in estimated prepayments of the underlying mortgage loans.

     Subsequent to the quarter ended December 31, 2000, the Federal Reserve Board decreased the discount rate (the rate member banks pay to borrow from the Federal Reserve) on two separate occasions, each time by one-half percent. Market interest rates, including residential mortgage rates, have generally decreased in response. Management believes that decreases in residential mortgage rates will likely increase the level of mortgage refinancing activity and increase mortgage prepayments in the near future. Since mortgage prepayment estimates and actual prepayments are significant components used to calculate the market value of mortgage servicing rights and their amortization, such increases may have a significant impact on the future market value and amortization of the Bank's mortgage servicing rights.

General and Administrative Expenses
     Total general and administrative expenses for the quarter ended December 31, 2000, decreased $181,000 (3.68%) from the same quarter in the prior year. This consists primarily of the decrease in premises and equipment expense of $60,000, a decrease in advertising and business promotion of $95,000, a decrease in Federal deposit insurance premiums of $53,000, and a decrease in other expenses of $70,000. These decreases were partially offset by an increase in compensation and fringe benefits of $97,000 (3.15%).

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

Regulatory Capital Requirements
     At December 31, 2000, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2000, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2000                                 Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  83,569
Adjustment for regulatory capital:
  Intangible assets                                    (1,345)
  Disallowed portion of servicing assets                 (676)
  Reverse the effect of SFAS No. 115                      (10)
                                                     ---------
    Tangible capital                                   81,538
  Qualifying intangible assets                          1,237
                                                     ---------
    Tier 1 capital (core capital)                      82,775
  Qualifying general valuation allowance                5,054
                                                     ---------
       Risk-based capital                           $  87,829
                                                     =========



                                       As of December 31, 2000
                     ----------------------------------------------------------
                                        Minimum required     Minimum required to
                                              for                  to be
                          Actual         Capital Adequacy   "Well Capitalized"
                    ------------------  ------------------  -------------------
                       Amount   Ratio      Amount   Ratio    Amount   Ratio
                    ------------------  ------------------  -------------------
Total capital to
  risk-weighted assets $87,829   11.8%     59,312    >=8%    74,140   >=10%
Core capital to adjusted
  tangible assets       82,775    8.2%     40,441    >=4%    50,551    >=5%
Tangible capital to
  tangible assets       81,538    8.1%     15,165   >=1.5%       --     --
Tier 1 capital to
  risk-weighted assets  82,775   11.2%         --      --    44,484    >=6%



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


Loans to One Borrower
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of December 31, 2000, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of December 31, 2000, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank generates liquidity primarily from savings deposits and repayments on loans, investments, and MBS. Liquidity measures the ability to meet deposit withdrawals and lending commitments. For secondary sources of liquidity, the Bank has the ability to sell assets held for sale, can borrow from primary securities dealers on a collateralized basis, and can use the FHLB of Des Moines' credit facility. The Bank, as a member of the FHLB System, is subject to regulations that require the maintenance of liquidity ratios (daily average liquid assets as a percentage of net withdrawable customer deposits and current borrowings). The regulatory liquidity requirement may vary depending on economic conditions and activity of customer deposits. For the month of December 2000, the required liquidity ratio was 4%, and the Bank's average regulatory liquidity ratio was 6.8%.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 12, 2001                         By:  /s/ David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 12, 2001                         By:  /s/ Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer