Form 10-Q
period 2001-03-31
NASB FINANCIAL INC
filed 2001-05-11
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2001

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of May 10, 2001, was 8,556,995.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           March 31,     September 30,
                                              2001            2000
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  17,196      $   3,647
Securities available for sale                  4,704          4,775
Stock in Federal Home Loan Bank, at cost      16,131         13,222
Mortgage-backed securities:
  Available for sale                           3,314          5,231
  Held to maturity (market value of $9,858
    and $10,795 at March 31, 2001, and
    September 30, 2000, respectively)          9,319         10,445
Loans receivable:
  Held for sale                              169,311         88,320
  Held for investment, net                   790,320        825,692
Accrued interest receivable                    6,310          6,291
Real estate owned, net                         5,052          3,683
Premises and equipment, net                    6,659          5,823
Mortgage servicing rights, net                11,491         14,851
Other assets                                   3,598          2,545
                                           ----------     ----------
                                         $ 1,043,405      $ 984,525
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 625,361      $ 621,665
  Advances from Federal Home Loan Bank       316,605        264,436
  Other borrowings                                50            100
  Escrows                                      4,918          6,897
  Income taxes payable                         5,129          5,845
  Accrued expenses and other liabilities       3,477          1,921
                                           ----------     ----------
      Total liabilities                      955,540        900,864
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    3,000,000 authorized; 9,763,112 issued
    at March 31, 2001, and 9,651,160 issued
    at September 30, 2000                      1,464          1,448
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,560         14,737
  Retained earnings                           84,930         81,055
  Treasury stock, at cost; 1,206,117 shares
    at March 31, 2001 and 1,150,911 shares
    at September 30, 2000                    (13,903)       (13,078)
  Accumulated other comprehensive loss          (186)          (501)
                                           ----------     ----------
      Total stockholders' equity              87,865         83,661
                                           ----------     ----------
                                           1,043,405        984,525
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended        Six months ended
                                                      March 31,                March 31,
                                               ----------------------   ----------------------
                                                  2001         2000        2001         2000
                                               ---------    ---------   ---------    ---------
Interest on loans                              $ 21,138       17,938      42,276       35,061
Interest on mortgage-backed securities              251          407         555          689
Interest and dividends on securities                316          288         675          556
Other interest income                                72           91         166          214
                                               ---------    ---------   ---------    ---------
  Total interest income                          21,777       18,724      43,672       36,520
                                               ---------    ---------   ---------    ---------

Interest on customer deposit accounts             7,982        7,035      16,346       13,900
Interest on advances from FHLB and
    other borrowings                              5,074        2,959       9,755        5,485
                                               ---------    ---------   ---------    ---------
  Total interest expense                         13,056        9,994      26,101       19,385
                                               ---------    ---------   ---------    ---------
    Net interest income                           8,721        8,730      17,571       17,135
Provision for loan losses                           150          150         300          300
                                               ---------    ---------   ---------    ---------
    Net interest income after provision
      for loan losses                             8,571        8,580      17,271       16,835
                                               ---------    ---------   ---------    ---------
Other income (expense):
  Loan servicing fees                            (1,507)         265      (1,981)         496
  Impairment (loss) recovery on mortgage
    servicing rights                                 67          (20)       (666)          94
  Customer service fees and charges                 794          651       1,469        1,302
  Gain on sale of loans held for sale             1,446          832       2,777        1,804
  Other                                             263          471         483          686
                                               ---------    ---------   ---------    ---------
    Total other income                            1,063        2,199       2,082        4,382
                                               ---------    ---------   ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,518        2,925       6,692        6,003
  Premises and equipment                            569          633       1,152        1,275
  Advertising and business promotion                 90          157         205          367
  Federal deposit insurance premiums                 31           30          62          114
  Other                                             889        1,127       1,766        2,074
                                               ---------    ---------   ---------    ---------
    Total general and administrative expenses     5,097        4,872       9,877        9,833
                                               ---------    ---------   ---------    ---------
    Income before income tax expense              4,537        5,907       9,476       11,384
Income tax expense                                1,746        2,362       3,676        4,552
                                               ---------    ---------   ---------    ---------
    Net income                                  $ 2,791        3,545       5,800        6,832
                                               =========    =========   =========    =========
Basic earnings per share                        $  0.33         0.39        0.68         0.76
                                               =========    =========   =========    =========
Diluted earnings per share                      $  0.32         0.39        0.67         0.75
                                               =========    =========   =========    =========

Weighted average shares outstanding           8,556,995    8,979,958   8,548,574    8,949,456




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2000          $ 1,448       14,737     81,055    (13,078)     (501)        83,661
  Comprehensive income:
    Net income                           --           --      5,800         --        --          5,800
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --       315            315
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --          6,115
  Cash dividends paid                    --           --     (1,925)        --        --         (1,925)
  Stock options exercised                16          823         --         --        --            839
  Purchase of common stock for
      Treasury                           --           --         --       (825)       --           (825)
                                  ----------------------------------------------------------------------
Balance at March 31, 2001           $ 1,464       15,560     84,930    (13,903)     (186)        87,865
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended          Six months ended
                                                                 March 31,                  March 31,
                                                          ----------------------     ----------------------
                                                             2001         2000          2001         2000
                                                          ----------------------     ----------------------
Cash flows from operating activities:
  Net income                                              $ 2,791        3,545         5,800        6,832
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                214          256           432          520
  Amortization and accretion                                1,854          680         2,764          776
  Impairment loss (recovery) on mortgage servicing rights     (67)          20           666          (94)
  Gain on sale of loans receivable held for sale           (1,446)        (832)       (2,777)      (1,804)
  Provision for loan losses                                   150          150           300          300
  Origination and purchase of loans held for sale        (120,999)     (59,870)     (197,276)    (131,547)
  Sale of loans receivable held for sale                   79,604       68,418       160,925      139,863
Changes in:
  Accrued interest receivable                                 521         (368)          (19)        (509)
  Accrued expenses and other liabilities and
    income taxes payable                                     (782)        (857)          777          689
                                                          ----------------------     ----------------------
Net cash provided by (used in) operating activities       (38,160)      11,142       (28,408)      15,026

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          584          757         1,136        1,513
    Available for sale                                      1,430        1,530         1,999        2,393
  Principal repayments of mortgage loans held
    for investment and held for sale                      108,692       54,425       176,509      111,155
  Principal repayments of other loans receivable            8,340        7,218        13,798       13,540
  Principal repayments of securities available for sale       367           --           367           --
  Loan origination - mortgage loans held for investment   (86,510)     (95,075)     (171,372)    (184,320)
  Loan origination - other loans                           (7,323)      (7,670)      (15,034)     (15,270)
  Purchase of mortgage loans held for investment           (5,692)      (8,040)      (13,369)     (20,985)
  Purchase of FHLB stock                                   (1,047)        (398)       (2,910)      (2,430)
  Proceeds for sale of real estate owned                      901          163         1,320          939
  Purchases of premises and equipment                      (1,093)        (116)       (1,267)        (162)
  Other                                                      (349)       1,015        (1,146)         160
                                                          ----------------------     ----------------------
Net cash provided by (used in)investing activities         18,300      (46,191)       (9,969)     (93,467)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Three months ended          Six months ended
                                                                 March 31,                  March 31,
                                                          ----------------------     ----------------------
                                                             2001         2000          2001         2000
                                                          ----------------------     ----------------------
Cash flows from financing activities:
  Net decrease in customer deposit accounts                11,113       34,309         3,696       32,327
  Proceeds from advances from FHLB                         68,000       33,500       140,000       89,700
  Repayment on advances from FHLB                         (53,066)     (30,563)      (87,831)     (41,125)
  Repayment of notes payable                                  (50)         (50)          (50)         (50)
  Cash dividends paid                                      (1,070)        (904)       (1,925)      (1,618)
  Stock options exercised                                      --           --            15           --
  Repurchase of common stock                                   --         (204)           --         (910)
  Net increase (decrease) in escrows                        2,370        2,037        (1,979)      (2,609)
                                                          ----------------------     ----------------------
Net cash provided by financing activities                  27,297       38,125        51,926       75,715
                                                          ----------------------     ----------------------
Net increase (decrease) in cash and cash equivalents        7,437        3,076        13,549       (2,726)
Cash and cash equivalents at beginning of the period        9,759        5,068         3,647       10,870
                                                          ----------------------     ----------------------
Cash and cash equivalents at end of period               $ 17,196        8,144        17,196        8,144
                                                          ======================     ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  3,994        2,734         4,454        2,731
  Cash paid for interest                                   13,001        9,927        26,145       19,349

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,513          481         2,812          738
    Conversion of real estate owned to loans receivable        78           --            78           --
    Capitalization of mortgage servicing rights                --          291           992        1,109
    Transfer of loans from held to maturity to held
      for sale                                             67,117           --        67,117           --






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company Annual Report on Form 10-K to the Securities Exchange Commission. Operating results for the three months and six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001.

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

                                            March 31, 2001
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,490        --         (6)      2,484
Equity securities             2,738        --       (518)      2,220
                            -------------------------------------------
  Total                   $   5,228        --       (524)      4,704
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                           March 31, 2001
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  3,157        62         --      3,219
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    90         5         --         95
                            -------------------------------------------
     Total                  $  3,247        67         --      3,314
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                           March 31, 2001
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	         $  1,645        45         (4)       1,686
    Balloon maturity and
      adjustable rate         3,448        44         --        3,492
FNMA pass-through
  certificates:
   Fixed rate                   183        --         --          183
   Balloon maturity and
     adjustable rate            385         6         --          391
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  369        11         --          380
Collateralized mortgage
  obligation bonds              888       258         (1)       1,145
Other asset-backed
  Securities                  2,401       180         --        2,581
                            -------------------------------------------
      Total                $  9,319       544         (5)       9,858
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        March 31,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 297,779
      Business properties                                248,435
      Partially guaranteed by VA or
        insured by FHA                                    38,727
    Construction and development                         234,271
                                                       ----------
       Total mortgage loans                              819,212
  Commercial loans                                        10,442
  Installment loans to individuals                        50,049
                                                       ----------
    Total loans held for investment                      879,703
  Less:
    Undisbursed loan funds                               (76,389)
    Unearned discounts and fees and costs
      on loans, net                                       (5,562)
    Allowance for losses on loans                         (7,432)
                                                       ----------
     Net loans held for investment                     $ 790,320
                                                       ==========

                                                        March 31,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 215,332
      Partially insured by FHA                               417
                                                       ----------
        Total loans held for sale                        215,749
   Less:
    Undisbursed loan funds                               (46,568)
    Unearned discounts and fees and costs
      on loans, net                                          130
                                                       ----------
        Net loans held for sale                         $169,311
                                                       ==========

     Included in the loans receivable balances at March 31, 2001, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $3.8 million. Loans and participations serviced for others amounted to approximately $662.3 million at March 31, 2001.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                        March 31,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 6,254
Less:  allowance for losses                              (1,202)
                                                       ----------
   Total                                                $ 5,052
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2001. Dollar amounts are expressed in thousands.

     Balance at October 1, 2000               $ 14,851
     Additions:
        Originated mortgage servicing rights       992
     Reductions:
        Amortization                            (3,686)
        Sale of mortgage servicing rights           --
        Impairment recovery (loss)                (666)
                                               --------
     Balance at March 31, 2001                $ 11,491
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended        Six months ended
                                             ----------------------   ----------------------
                                               3/31/01    3/31/00       3/31/01     3/31/00
                                             ----------------------   ----------------------
Net income (in thousands)                     $  2,790      3,545         5,800       6,832

Basic weighted average shares outstanding    8,556,995  8,979,958     8,548,574   8,949,456
Effect of stock options                         57,030    172,155        64,950     194,233
                                             ----------------------   ----------------------
Dilutive potential common shares             8,614,025  9,152,113     8,613,524   9,143,689

Net income per share:
   Basic                                      $   0.33       0.39          0.68        0.76
   Diluted                                        0.32       0.39          0.67        0.75



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


Three months ended                    Mortgage  Other and
March 31, 2001               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 8,661       --         60         8,721
Provision for loan losses       150       --         --           150
Other income                   (292)   3,546     (2,191)        1,063
General and administrative
  expenses                    2,560    3,054       (517)        5,097
Income tax expense            2,178      189       (621)        1,746
                            -------------------------------------------
    Net income              $ 3,481      303       (993)        2,791
                            ===========================================



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
                            ===========================================


Six months ended                      Mortgage  Other and
March 31, 2001               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $17,442       --        129        17,571
Provision for loan losses       300       --         --           300
Other income                   (207)   6,012     (3,723)        2,082
General and administrative
  expenses                    5,226    5,462       (811)        9,877
Income tax expense            4,508      212     (1,044)        3,676
                            -------------------------------------------
    Net income              $ 7,201      338     (1,739)        5,800
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
                            ===========================================



(10) BRANCH SALE

     During the quarter ended March 31, 2001, the Bank entered into a contract to sell its branch office in Leawood, Kansas to another financial institution. In addition to the branch building, the sale will include approximately $55 million in customer deposits. The branch sale price is based primarily on the balance of customer deposits at the time of closing and is projected to close during the fourth fiscal quarter of 2001. Based on an projected level of customer deposits, the sale will result in an approximate pre-tax gain for the Bank between $3.8 and $4.2 million.

     Since the branch sale will be primarily comprised of customer deposit liabilities, the Bank will owe cash to the buyer at settlement. To fund the sale, the Bank plans to sell two separately identified portfolios of residential mortgage loans. Pursuant to such sale, during the quarter ended March 31, 2001, the Bank transferred the following residential loan portfolios from the held for investment category to the held for sale category: 1) $54 million of fixed rate loans with 15-year original maturities that are approximately 5 to 6 years old, and 2) $10 million of fixed rate loans with 30-year original maturities that are approximately 2 years old. This transfer of loans to the held for sale category was for the express purpose of funding the branch sale.

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


FINANCIAL CONDITION

Assets
     The Company's total assets as of March 31, 2001, were $1,043.4 million, an increase of $58.9 million from September 30, 2000, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2001, the Bank originated and purchased $197.3 million in mortgage loans held for sale, $184.7 million in mortgage loans held for investment, and $15.0 million in other loans. This total of $397.1 million in loans originated compares to $352.1 million in loans originated during the six months ended March 31, 2000.

     Included in the $169.3 million in loans held for sale as of March 31, 2001, are $44.5 million in mortgage loans held for sale with servicing released. Also included in loans held for sale as of March 31, 2001, are $0.4 million in commercial residential loans insured by the Federal Housing Administration ("FHA"). The Bank holds options to sell these insured loans back to the FHA during specified periods in the future at specified prices. All loans held for sale are carried at the lower of cost or fair value.

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


                               3/31/01     9/30/00      3/31/00
                            -------------------------------------
Asset Classification:
   Substandard               $ 20,979       17,235       12,828
   Doubtful                        --           --           --
   Loss                         2,313        2,857        2,617
                            -------------------------------------
                               23,292       20,092       15,445
Allowance for losses           (8,634)      (8,386)      (8,104)
                            -------------------------------------
                             $ 14,658       11,706        7,341
                            =====================================

     Management records a provision for loan losses in amounts sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The Allowance for Loan and Lease Losses ("ALLL") recognizes the inherent risks associated with lending activities but, unlike specific allowances, have not been allocated to particular problem assets but to a homogenous pool of loans. Management believes that the specific loss allowances and ALLL are adequate. While management uses available information to determine these allowances, future allowances may be necessary because of changes in economic conditions. Also, regulatory agencies (OTS and FDIC) review the Bank's allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.



Liabilities and Equity
     Customer deposit accounts increased $3.7 million during the six months ended March, 2001. The weighted average rate on customer deposits as of March 31, 2001, was 5.24%, an increase from 5.04% as of March 31, 2000.

     Advances from the FHLB were $316.6 million as of March 31, 2001, an increase of $52.2 million from September 30, 2000. During the six-month period, the Bank borrowed $140 million of new advances and repaid $88 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.9 million as of March 31, 2001, a decrease of $2.0 million from September 30, 2000. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2000.

     Total stockholders' equity as of March 31, 2001, was $87.9 million (8.42% of total assets). This compares to a book value of $83.7 million (8.50% of total assets) at September 30, 2000. On a per share basis, stockholders' equity was $10.27 on March 31, 2001, compared to $9.84 on September 30, 2000.

     The Company paid cash dividends on its common stock of $0.10 on November 24, 2000, and $0.125 on February 23, 2001. Subsequent to the quarter ended March 31, 2001, the Company announced a cash dividend of $0.125 per share to be paid on May 25, 2001, to stockholders of record as of May 4, 2001.

     Total stockholders' equity as of March 31, 2001, includes an unrealized loss of $186,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."


Ratios

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six months ended
                           ------------------------
                             3/31/01      3/31/00
                           ------------------------
Return on assets              1.14%         1.57%
Return on equity             13.53%        16.79%
Equity-to-assets ratio        8.42%         9.22%
Dividend payout ratio        32.67%        23.68%


RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 2001 and 2000.

     For the three months ended March 31, 2001, the Company had net income of $2,790,000 or $0.33 per share. This compares to net income of $3,545,000 or $0.39 per share for the quarter ended March 31, 2000.

     For the six months ended March 31, 2001, the Company had net income of $5,800,000 or $0.68 per share. This compares to net income of $6,832,000 or $0.76 per share for the quarter ended March 31, 2000.

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


     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2001 and 2000. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                   Six months ended 3/31/01    As of
                                  --------------------------- 3/31/01
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  933,333    42,276   9.06%    8.30%
  Mortgage-backed securities        16,760       555   6.62%    6.19%
  Securities                        19,389       675   6.96%    6.27%
  Bank deposits                      5,926       166   5.60%    4.93%
                                  -------------------------------------
    Total earning assets           975,408    43,672   8.95%    8.19%
                                            ---------------------------
Non-earning assets                  36,274
                                  ---------
      Total                     $1,011,682
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 617,136    16,346   5.30%    5.24%
  FHLB Advances                    293,771     9,752   6.64%    6.40%
  Other borrowings                      79         3   7.64%    7.50%
                                  -------------------------------------
    Total costing liabilities      910,986    26,101   5.73%    5.63%
                                            ---------------------------
Non-costing liabilities             14,997
Stockholders' equity                85,699
                                  ---------
      Total                     $1,011,682
                                  =========
Net earning balance             $   64,422
                                  =========
Earning yield less costing rate                        3.22%    2.56%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  975,408    17,571   3.60%
                                  ==========================




                                    Six months ended 3/31/00   As of
                                  --------------------------- 3/31/00
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 785,630    35,061   8.93%    8.57%
  Mortgage-backed securities        21,187       689   6.50%    5.67%
  Securities                        15,930       556   6.98%    6.77%
  Bank deposits                      6,728       214   6.36%    5.61%
                                  -------------------------------------
    Total earning assets           829,475    36,520   8.81%    8.45%
                                            ---------------------------
Non-earning assets                  32,670
                                  ---------
      Total                      $ 862,145
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 575,998    13,900   4.83%    5.04%
  FHLB Advances                    193,625     5,481   5.66%    5.73%
  Other borrowings                     129         4   6.22%    7.50%
                                  -------------------------------------
    Total costing liabilities      769,752    19,385   5.04%    5.22%
                                            ---------------------------
Non-costing liabilities             11,513
Stockholders' equity                80,880
                                  ---------
      Total                      $ 862,145
                                  =========
Net earning balance              $  59,723
                                  =========
Earning yield less costing rate                        3.77%    3.23%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 829,475    17,135   4.13%
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



                                         Six months ended March 31, 2001, compared to
                                              six months ended March 31, 2000
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $     511        6,595         109       7,215
  Mortgage-backed securities                  13         (144)         (3)       (134)
  Securities                                  (2)         121          --         119
  Other assets                               (26)         (25)          3         (48)
                                        -----------------------------------------------
Net change in interest income                496        6,547         109       7,152
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                1,354          994          98       2,446
  FHLB Advances                              949        2,834         488       4,271
  Other borrowings                             1           (2)         --          (1)
                                        -----------------------------------------------
Net change in interest expense             2,304        3,826         586       6,716
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $  (1,808)       2,721        (477)        436
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended March 31, 2001, decreased slightly from the same period in the prior year. Specifically, total interest income increased $3.0 million, due primarily to an increase in the average balance of loans outstanding. This was offset by an increase in total interest expense for the three months ended March 31, 2001, of $3.0 million, which was due to an increase in the average balances of customer deposits and FHLB advances plus an increase in average rates paid on those borrowings.

     Net interest margin before loan loss provision for the six months ended March 31, 2001, increased $436,000 from the same period in the prior year. Specifically, interest on loans increased $7.2 million, $6.5 million of which was due to an increase in the average balance of loans outstanding and $0.5 million due to an increase in yield on loans. This was offset by an increase in total interest expense for the six months ended March 31, 2001, of $6.7 million from the same period in the prior year. $1.0 million of this increase in interest expense was due to an increase in the average balances of customer deposits, $2.8 million was due to an increase in average balances of FHLB advances, $1.4 million was due to a 47 basis point increase in the average cost of customer deposit accounts, and $0.9 million was due to a 98 basis point increase in the average costs of FHLB advances. The total yield on interest-earning assets increased 14 basis points to 8.95% during the six months ended March 31, 2001, compared to 8.81% in the prior year. The weighted average cost of total liabilities was 5.73%, compared to 5.04% in the prior year, an increase of 69 basis points.

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

Provision for Loan Losses
     The Company's provision for loan losses was $150,000 during the quarter ended March 31, 2001, and provision for loan losses was $300,000 for the six months ended March 31, 2001. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.


Other Income
     Other income for the three months ended March 31, 2001, decreased $1.1 million from the same period in the prior year. Loan servicing fees decreased $1.8 million from the same period in the prior year as a result of increased amortization of mortgage servicing rights, which was caused by an increase in estimated prepayments of the underlying mortgage loans. This was partially offset by an increase in gain on sale of loans held for sale of $0.6 million and an increase in customer service fees of $143,000.

     Other income for the six months ended March 31, 2001, decreased $2.3 million from the same period in the prior year. This decrease was primarily a result of a decrease in loan servicing fees of $2.5 million and an impairment loss on mortgage serving rights of $666,000 compared to a recovery on mortgage servicing rights of $94,000 in the period a year ago. The decrease in loan servicing fees and the impairment loss on mortgage servicing rights were both a result of increases in actual and estimated future prepayments of the underlying mortgage loans. The decreases to other income were partially offset by an increase in gain on sale of loans held for sale of $1.0 million.

     During the quarter ended March 31, 2001, the Federal Reserve Board ("FRB") decreased the discount rate (the rate member banks pay to borrow from the Federal Reserve) on three separate occasions, then again subsequent to the quarter end, each time by one-half percent. Market interest rates, including residential mortgage rates, have generally decreased in response. Management believes that decreases in residential mortgage rates will likely increase the level of mortgage refinancing activity and result in a high level of mortgage prepayments. Since mortgage prepayment estimates and actual prepayments are significant components used to calculate the market value of mortgage servicing rights and their amortization, such increases may have a significant impact on the future market value and amortization of the Bank's mortgage servicing rights.

General and Administrative Expenses
     Total general and administrative expenses for the quarter ended March 31, 2001, increased $226,000 (4.6%) from the same quarter in the prior year. Total general and administrative expenses for the six months ended March 31, 2001, increased $44,000 from the prior year. Compensation expense for the quarter ended March 31, 2001, increased $0.6 million from the prior year and for the six months ended March 31, 2001, increased $0.7 million from the prior year. These increases are attributable to the increase in loan origination volume during the quarter ended March 31, 2001.

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

Regulatory Capital Requirements
     At March 31, 2001, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2001, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2001                                    Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  85,299
Adjustment for regulatory capital:
  Intangible assets                                    (1,343)
  Disallowed portion of servicing assets                 (712)
  Reverse the effect of SFAS No. 115                      (37)
                                                     ---------
    Tangible capital                                   83,207
  Qualifying intangible assets                          1,201
                                                     ---------
    Tier 1 capital (core capital)                      84,408
  Qualifying general valuation allowance                5,372
                                                     ---------
       Risk-based capital                           $  89,780
                                                     =========

                                                                  As of March 31, 2001
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 89,780     11.8%        61,138      >=8%       76,423     >=10%
Core capital to adjusted tangible assets     84,408      8.1%        41,611      >=4%       52,014      >=5%
Tangible capital to tangible assets          83,207      8.0%        15,604     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       84,408     11.0%            --        --       45,854      >=6%




Interest Rate Risk Component
     The OTS has adopted a rule which requires savings institutions with a "greater than normal" level of interest rate exposure to deduct amounts from their total capital for the purpose of calculating the risk-based capital requirement. The deduction is an amount equal to one-half of the difference between the institution's measured exposure and the "normal" exposure level (i.e., 2% of the estimated economic value of the institution's assets). The rule measures interest rate risk as the decline in Net Portfolio Value that would result from a sharp increase or decrease in market interest rates. The rule sets forth a description of valuation methodologies for assets, liabilities, and off-balance sheet items. Subsidiaries that are deemed to be controlled by an institution under accounting principles generally accepted in the United States of America will be consolidated for purposes of calculating interest rate risk. Although the interest rate component was originally scheduled to become effective by December 31, 1994, the OTS has notified institutions to delay implementation until further notice.


Loans to One Borrower
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of March 31, 2001, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of March 31, 2001, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
		There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 2.	Changes in Securities
		None.


Item 3.	Defaults Upon Senior Securities
		None.


Item 4.	Submission of Matters to a Vote of Security Holders
		     The annual stockholders' meeting was held on January 25, 2001. The following persons were elected to NASB Financial
Inc.'s Board of Directors for three-year terms:

			David H. Hancock
			Linda S. Hancock

		     The firm on Deloitte and Touche was ratified for appointment as independent auditors for the fiscal year ended
September 30, 2001.


Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K
		None.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 11, 2001                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 11, 2001                              By:  /s/Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer