Form 10-Q
period 2001-06-01
NASB FINANCIAL INC
filed 2001-08-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2001

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of July 31, 2001, was 8,564,195.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                            June 30,     September 30,
                                              2001            2000
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  42,894      $   3,647
Securities available for sale                 24,286          4,775
Stock in Federal Home Loan Bank, at cost      16,131         13,222
Mortgage-backed securities:
  Available for sale                           2,743          5,231
  Held to maturity (market value of $8,587
    and $10,795 at June 30, 2001, and
    September 30, 2000, respectively)          8,076         10,445
Loans receivable:
  Held for sale                              108,705         88,320
  Held for investment, net                   793,549        825,692
Accrued interest receivable                    6,310          6,291
Real estate owned, net                         6,046          3,683
Premises and equipment, net                    6,834          5,823
Mortgage servicing rights, net                11,131         14,851
Other assets                                   3,515          2,545
                                           ----------     ----------
                                         $ 1,030,220      $ 984,525
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 639,165      $ 621,665
  Advances from Federal Home Loan Bank       277,538        264,436
  Brokered deposit accounts                    9,990             --
  Other borrowings                                --            100
  Escrows                                      4,911          6,897
  Income taxes payable                         3,854          5,845
  Accrued expenses and other liabilities       3,243          1,921
                                           ----------     ----------
      Total liabilities                      938,701        900,864
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    3,000,000 authorized; 9,763,112 issued
    at June 30, 2001, and 9,651,160 issued
    at September 30, 2000                      1,464          1,448
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,560         14,737
  Retained earnings                           88,808         81,055
  Treasury stock, at cost; 1,206,117 shares
    at June 30, 2001 and 1,150,911 shares
    at September 30, 2000                    (13,903)       (13,078)
  Accumulated other comprehensive loss          (410)          (501)
                                           ----------     ----------
      Total stockholders' equity              91,519         83,661
                                           ----------     ----------
                                           1,030,220        984,525
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended       Nine months ended
                                                      June 30,                June 30,
                                               ----------------------   ----------------------
                                                  2001         2000        2001         2000
                                               ---------    ---------   ---------    ---------
Interest on loans                              $ 20,314       20,117      62,590       55,178
Interest on mortgage-backed securities              232          332         788        1,021
Interest and dividends on securities                436          313       1,111          870
Other interest income                                362          42         528          256
                                               ---------    ---------   ---------    ---------
  Total interest income                          21,344       20,804      65,017       57,325
                                               ---------    ---------   ---------    ---------

Interest on customer deposit accounts             8,100        7,556      24,446       21,456
Interest on advances from FHLB and
    other borrowings                              4,634        3,621      14,389        9,107
                                               ---------    ---------   ---------    ---------
  Total interest expense                         12,734       11,177      38,835       30,563
                                               ---------    ---------   ---------    ---------
    Net interest income                           8,610        9,627      26,182       26,762
Provision for loan losses                           150          150         450          450
                                               ---------    ---------   ---------    ---------
    Net interest income after provision
      for loan losses                             8,460        9,477      25,735       26,312
                                               ---------    ---------   ---------    ---------
Other income (expense):
  Loan servicing fees                              (250)         394      (2,231)         890
  Impairment (loss) recovery on mortgage
    servicing rights                                (45)        (150)       (711)         (56)
  Customer service fees and charges               1,009          794       2,478        2,096
  Gain on sale of loans held for sale             3,806        1,057       6,583        2,861
  Other                                             319          503         802        1,190
                                               ---------    ---------   ---------    ---------
    Total other income                            4,839        2,598       6,921        6,981
                                               ---------    ---------   ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,469        3,231      10,162        9,234
  Premises and equipment                            581          594       1,733        1,870
  Advertising and business promotion                142          134         347          501
  Federal deposit insurance premiums                 30           30          92          144
  Other                                           1,033        1,144       2,799        3,217
                                               ---------    ---------   ---------    ---------
    Total general and administrative expenses     5,255        5,133      15,133       14,966
                                               ---------    ---------   ---------    ---------
    Income before income tax expense              8,044        6,942      17,520       18,327
Income tax expense                                3,097        2,775       6,772        7,327
                                               ---------    ---------   ---------    ---------
    Net income                                  $ 4,947        4,167      10,748       11,000
                                               =========    =========   =========    =========
Basic earnings per share                        $  0.58         0.46        1.26         1.23
                                               =========    =========   =========    =========
Diluted earnings per share                      $  0.57         0.45        1.25         1.20
                                               =========    =========   =========    =========

Weighted average shares outstanding           8,556,995    9,017,823   8,551,381    8,872,162




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2000          $ 1,448       14,737     81,055    (13,078)     (501)        83,661
  Comprehensive income:
    Net income                           --           --     10,748         --        --         10,748
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --        91             91
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --         10,839
  Cash dividends paid                    --           --     (2,995)        --        --         (2,995)
  Stock options exercised                16          823         --         --        --            839
  Purchase of common stock for
      Treasury                           --           --         --       (825)       --           (825)
                                  ----------------------------------------------------------------------
Balance at June 30, 2001            $ 1,464       15,560     88,808    (13,903)     (410)        91,519
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended         Nine months ended
                                                                 June 30,                   June 30,
                                                          ----------------------     ----------------------
                                                             2001         2000          2001         2000
                                                          ----------------------     ----------------------
Cash flows from operating activities:
  Net income                                              $ 4,947        4,167        10,748       11,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                214          221           645          741
  Amortization and accretion                                  636       (1,071)        3,400         (295)
  Impairment loss (recovery) on mortgage servicing rights      45          150           711           56
  Gain on sale of loans receivable held for sale           (3,806)      (1,057)       (6,583)      (2,861)
  Provision for loan losses                                   150          150           450          450
  Origination and purchase of loans held for sale        (178,137)     (69,828)     (375,413)    (201,375)
  Sale of loans receivable held for sale                  240,291       67,532       401,216      207,395
Changes in:
  Accrued interest receivable                                  --         (609)          (19)      (1,118)
  Accrued expenses and other liabilities and
    income taxes payable                                   (1,509)       3,094          (669)       3,784
                                                          ----------------------     ----------------------
Net cash provided by operating activities                  62,831        2,749        34,486       17,777

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        1,252          641         2,388        2,154
    Available for sale                                        555        1,139         2,554        3,532
  Principal repayments of mortgage loans held
    for investment and held for sale                      103,582       71,013       280,091      182,169
  Principal repayments of other loans receivable            9,043        6,234        22,841       19,774
  Purchase of securities available for sale               (19,772)          --       (19,772)          --
  Principal repayments of securities available for sale       367           --           367           --
  Loan origination - mortgage loans held for investment   (97,439)    (112,228)     (268,812)    (296,549)
  Loan origination - other loans                           (9,107)      (8,811)      (24,140)     (24,081)
  Purchase of mortgage loans held for investment          (10,292)      (7,172)      (23,660)     (28,157)
  Purchase of FHLB stock                                       --       (1,746)       (2,909)      (4,175)
  Proceeds for sale of real estate owned                    1,804          499         3,124        1,438
  Purchases of premises and equipment                        (389)      (1,537)       (1,656)      (1,699)
  Other                                                        30          473        (1,181)         630
                                                          ----------------------     ----------------------
Net cash used in investing activities                     (20,733)     (51,495)      (30,765)    (144,964)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Three months ended         Nine months ended
                                                                 June 30,                   June 30,
                                                          ----------------------     ----------------------
                                                             2001         2000          2001         2000
                                                          ----------------------     ----------------------
Cash flows from financing activities:
  Net decrease in customer deposit accounts                23,794       19,406        27,490       51,733
  Proceeds from advances from FHLB                         65,000      155,000       205,000      244,700
  Repayment on advances from FHLB                        (104,067)    (120,063)     (191,898)    (161,188)
  Repayment of notes payable                                  (50)          --          (100)         (50)
  Cash dividends paid                                      (1,070)        (902)       (2,995)      (2,520)
  Stock options exercised                                      --           --            15           --
  Repurchase of common stock                                   --          (62)           --         (972)
  Net increase (decrease) in escrows                           (7)       1,128        (1,986)      (1,481)
                                                          ----------------------     ----------------------
Net cash provided by financing activities                 (16,400)      54,507        35,526      130,222
                                                          ----------------------     ----------------------
Net increase (decrease) in cash and cash equivalents       25,698        5,761        39,247        3,035
Cash and cash equivalents at beginning of the period       17,196        8,144         3,647       10,870
                                                          ----------------------     ----------------------
Cash and cash equivalents at end of period               $ 42,894       13,905        42,894       13,905
                                                          ======================     ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  4,387        1,556         8,841        4,287
  Cash paid for interest                                   12,720       11,187        38,864       30,536

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  2,783        2,044         5,595        2,782
    Conversion of real estate owned to loans receivable        --           94            78           94
    Capitalization of mortgage servicing rights               611          490         1,603        1,599
    Transfer of loans from held to maturity to held
      for sale                                                 --           --        67,117           --






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company Annual Report on Form 10-K to the Securities Exchange Commission. Operating results for the three months and nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001.

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

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Implementation of this Statement did not have a material effect on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company does not believe the adoption of SFAS No. 142 will have a significant impact on its financial statements.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.



 (2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                            June 30, 2001
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $22,265        --       (394)     21,871
Equity securities             2,738        --       (323)      2,415
                            -------------------------------------------
  Total                   $  25,003        --       (717)     24,286
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                           June 30, 2001
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  2,604        44         --      2,648
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    88         7         --         95
                            -------------------------------------------
     Total                  $  2,692        51         --      2,743
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                           June 30, 2001
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	         $  1,479        49         (5)       1,523
    Balloon maturity and
      adjustable rate         2,878        32         --        2,910
FNMA pass-through
  certificates:
   Fixed rate                   165        --         --          165
   Balloon maturity and
     adjustable rate            345         5         --          350
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  355        14         --          369
Collateralized mortgage
  obligation bonds              738       255         (1)         992
Other asset-backed
  Securities                  2,116       162         --        2,278
                            -------------------------------------------
      Total                $  8,076       517         (6)       8,587
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 278,818
      Business properties                                284,458
      Partially guaranteed by VA or
        insured by FHA                                    36,503
    Construction and development                         224,993
                                                       ----------
       Total mortgage loans                              824,772
  Commercial loans                                        11,079
  Installment loans to individuals                        49,922
                                                       ----------
    Total loans held for investment                      824,772
  Less:
    Undisbursed loan funds                               (79,521)
    Unearned discounts and fees and costs
      on loans, net                                       (5,145)
    Allowance for losses on loans                         (7,558)
                                                       ----------
     Net loans held for investment                     $ 793,549
                                                       ==========

                                                        June 30,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 155,011
    Less:
      Undisbursed loan funds                             (46,311)
      Unearned discounts and fees and costs
        on loans, net                                          5
                                                       ----------
        Net loans held for sale                         $108,705
                                                       ==========

     Included in the loans receivable balances at June 30, 2001, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $3.6 million. Loans and participations serviced for others amounted to approximately $623.7 million at June 30, 2001.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 7,136
Less:  allowance for losses                              (1,090)
                                                       ----------
   Total                                                $ 6,046
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2001. Dollar amounts are expressed in thousands.

     Balance at October 1, 2000               $ 14,851
     Additions:
        Originated mortgage servicing rights     1,603
     Reductions:
        Amortization                            (4,612)
        Sale of mortgage servicing rights           --
        Impairment recovery (loss)                (711)
                                               --------
     Balance at June 31, 2001                 $ 11,131
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended       Nine months ended
                                             ----------------------   ----------------------
                                               6/30/01    6/30/00       6/30/01     6/30/00
                                             ----------------------   ----------------------
Net income (in thousands)                     $  4,497      4,167        10,748      11,000

Basic weighted average shares outstanding    8,556,995  9,017,823     8,551,381   8,972,162
Effect of stock options                         51,095    141,138        60,130     176,685
                                             ----------------------   ----------------------
Dilutive potential common shares             8,608,090  9,158,961     8,611,511   9,148,847

Net income per share:
   Basic                                      $  0.58        0.46          1.26        1.23
   Diluted                                       0.57        0.45          1.25        1.20



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


Three months ended                    Mortgage  Other and
June 30, 2001                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 8,542       --         68         8,610
Provision for loan losses       150       --         --           150
Other income                  3,923    4,320     (3,404)        4,839
General and administrative
  expenses                    2,829    3,366       (940)        5,255
Income tax expense            3,970      390     (1,263)        3,097
                            -------------------------------------------
    Net income              $ 5,516      564     (1,133)        4,947
                            ===========================================



Three months ended                    Mortgage  Other and
June 30, 2000                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,558       --         69         9,627
Provision for loan losses       150       --         --           150
Other income                  1,796    2,650     (3,848)        2,598
General and administrative
  expenses                    2,810    2,643       (320)        5,133
Income tax expense            3,358        3       (586)        2,775
                            -------------------------------------------
    Net income              $ 5,036        4       (873)        4,167
                            ===========================================


Nine months ended                     Mortgage  Other and
June 30, 2001                Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $25,984       --        198        26,182
Provision for loan losses       450       --         --           450
Other income                  3,716   10,333     (7,128)        6,921
General and administrative
  expenses                    8,055    8,828     (1,750)       15,133
Income tax expense            8,478      602     (2,308)        6,772
                            -------------------------------------------
    Net income              $12,717      903     (2,872)       10,748
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
                            ===========================================



(10) BRANCH SALE

     Subsequent to the quarter ended June 30, 2001, the Bank closed on a contract to sell its branch office in Leawood, Kansas to another financial institution. In addition to the branch building, the sale included $52 million in customer deposits, on which the sale price was primarily based. The sale, which closed on July 28, 2001, resulted in a pre-tax gain for the Bank of $4.1 million. This will be reflected in the financial statements for the period ending September 30, 2001.

     Since the branch sale was primarily comprised of customer deposit liabilities, the Bank paid cash to the buyer at settlement. To fund the sale, the Bank sold two separately identified portfolios of residential mortgage loans. Pursuant to such sale, during the quarter ended March 31, 2001, the Bank transferred the following residential loan portfolios from the held for investment category to the held for sale category: 1) $54 million of fixed rate loans with 15-year original maturities that were approximately 5 to 6 years old, and 2) $10 million of fixed rate loans with 30-year original maturities that were approximately 2 years old. This transfer of loans to the held for sale category and their subsequent sale was for the express purpose of funding the branch sale.

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


FINANCIAL CONDITION

Assets
     The Company's total assets as of June 30, 2001, were $1,030.2 million, an increase of $45.7 million from September 30, 2000, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2001, the Bank originated and purchased $375.4 million in mortgage loans held for sale, $292.5 million in mortgage loans held for investment, and $24.1 million in other loans. This total of $692.0 million in loans originated compares to $550.2 million in loans originated during the nine months ended June 30, 2000.

     Included in the $108.7 million in loans held for sale as of June 30, 2001, are $38.8 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               6/30/01     9/30/00      6/30/00
                            -------------------------------------
Asset Classification:
   Substandard               $ 21,222       17,235       11,863
   Doubtful                        --           --           --
   Loss                         2,945        2,857        3,266
                            -------------------------------------
                               24,167       20,092       15,129
Allowance for losses           (8,648)      (8,386)      (8,213)
                            -------------------------------------
                             $ 15,519       11,706        6,916
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


Liabilities and Equity

     Customer deposit accounts increased $17.5 million during the nine months ended June, 2001. The weighted average rate on customer deposits as of June 30, 2001, was 5.12%, an decrease from 5.28% as of June 30, 2000.

     Advances from the FHLB were $277.5 million as of June 30, 2001, an increase of $13.1 million from September 30, 2000. During the nine-month period, the Bank borrowed $205 million of new advances and repaid $191.9 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.9 million as of June 30, 2001, a decrease of $2.0 million from September 30, 2000. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2000.

     Total stockholders' equity as of June 30, 2001, was $91.5 million (8.88% of total assets). This compares to a book value of $83.7 million (8.50% of total assets) at September 30, 2000. On a per share basis, stockholders' equity was $10.70 on June 30, 2001, compared to $9.84 on September 30, 2000.

     The Company paid cash dividends on its common stock of $0.10 on November 24, 2000, and $0.125 on February 23, 2001, and May 25, 2001.
Subsequent to the quarter ended June 30, 2001, the Company announced a cash dividend of $0.125 per share to be paid on August 31, 2001, to stockholders of record as of August 10, 2001.

     Total stockholders' equity as of June 30, 2001, includes an unrealized loss of $410,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."


Ratios

     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average equity); equity-to-assets ratio (ending equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                             6/30/01      6/30/00
                           ------------------------
Return on assets              1.42%         1.63%
Return on equity             16.36%        17.67%
Equity-to-assets ratio        8.88%         8.97%
Dividend payout ratio        27.87%        22.91%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 2001 and 2000.

     For the three months ended June 30, 2001, the Company had net income of $4,947,000 or $0.58 per share. This compares to net income of $4,167,000 or $0.46 per share for the quarter ended June 30, 2000.

     For the nine months ended June 30, 2001, the Company had net income of $10,748,000 or $1.26 per share. This compares to net income of $11,000,000 or $1.23 per share for the nine months ended June 30, 2000.

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


     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2001 and 2000. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                   Nine months ended 6/30/01    As of
                                  --------------------------- 6/30/01
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  922,937    62,590   9.04%    8.22%
  Mortgage-backed securities        15,893       788   6.61%    5.86%
  Securities                        23,935     1,111   6.19%    5.68%
  Bank deposits                     17,952       528   3.92%    3.57%
                                  -------------------------------------
    Total earning assets           980,717    65,017   8.84%    7.91%
                                            ---------------------------
Non-earning assets                  40,292
                                  ---------
      Total                     $1,021,009
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 624,081    24,446   5.22%    5.12%
  FHLB Advances                    295,508    14,386   6.49%    5.74%
  Other borrowings                      60         3   6.67%      --
                                  -------------------------------------
    Total costing liabilities      919,649    38,835   5.63%    5.31%
                                            ---------------------------
Non-costing liabilities             14,864
Stockholders' equity                86,496
                                  ---------
      Total                     $1,021,009
                                  =========
Net earning balance             $   61,068
                                  =========
Earning yield less costing rate                        3.21%    2.61%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  980,717    26,182   3.56%
                                  ==========================




                                   Nine months ended 6/30/00   As of
                                  --------------------------- 6/30/00
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                          $ 811,116    55,178   9.07%    8.72%
  Mortgage-backed securities        20,585     1,021   6.61%    5.67%
  Securities                        16,153       870   7.18%    7.39%
  Bank deposits                      6,787       256   5.03%    6.29%
                                  -------------------------------------
    Total earning assets           854,641    57,325   8.94%    8.60%
                                            ---------------------------
Non-earning assets                  33,157
                                  ---------
      Total                      $ 887,798
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 585,381    21,456   4.89%    5.28%
  FHLB Advances                    207,625     9,102   5.85%    6.53%
  Other borrowings                     120         5   5.56%    7.50%
                                  -------------------------------------
    Total costing liabilities      793,126    30,563   5.14%    5.64%
                                            ---------------------------
Non-costing liabilities             12,271
Stockholders' equity                82,401
                                  ---------
      Total                      $ 887,798
                                  =========
Net earning balance              $  61,515
                                  =========
Earning yield less costing rate                        3.81%    2.96%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                 $ 854,641    26,762   4.18%
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



                                         Nine months ended June 30, 2001, compared to
                                             nine months ended June 30, 2000
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (183)       7,607         (12)      7,412
  Mortgage-backed securities                  --         (233)         --        (233)
  Securities                                (120)         419         (58)        241
  Other assets                               (56)         421         (93)        272
                                        -----------------------------------------------
Net change in interest income               (359)       8,214        (163)      7,692
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                1,449        1,419         122       2,990
  FHLB Advances                              996        3,857         431       5,284
  Other borrowings                             1           (3)         --          (2)
                                        -----------------------------------------------
Net change in interest expense             2,446        5,273         553       8,272
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $  (2,805)       2,941        (716)       (580)
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 2001, decreased $1.0 million from the same period in the prior year. Specifically, total interest income increased $0.5 million, due primarily to an increase in the average balance of loans outstanding. This was offset by an increase in total interest expense for the three months ended June 30, 2001, of $1.6 million, which was due to an increase in the average balances of customer deposits and FHLB advances plus an increase in average rates paid on those borrowings.

     Net interest margin before loan loss provision for the nine months ended June 30, 2001, decreased $580,000 from the same period in the prior year. Specifically, interest on loans increased $7.4 million, primarily due to an increase in the average balance of loans outstanding. This was offset by an increase in total interest expense for the nine months ended June 30, 2001, of $8.3 million from the same period in the prior year. $1.4 million of this increase in interest expense was due to an increase in the average balances of customer deposits, $3.9 million was due to an increase in average balances of FHLB advances, $1.4 million was due to a 33 basis point increase in the average cost of customer deposit accounts, and $1.0 million was due to a 64 basis point increase in the average costs of FHLB advances. The total yield on interest-earning assets decreased 10 basis points to 8.84% during the nine months ended June 30, 2001, compared to 8.94% in the prior year. The weighted average cost of total liabilities was 5.63%, compared to 5.14% in the prior year, an increase of 49 basis points.

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

Provision for Loan Losses
     The Company's provision for loan losses was $150,000 during the quarter ended June 30, 2001, and provision for loan losses was $450,000 for the nine months ended June 30, 2001. As stated above, management believes that the provisions for loss are adequate. These provisions can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.

Other Income
     Other income for the three months ended June 30, 2001, increased $2.2 million from the same period in the prior year. Loan servicing fees decreased $0.6 million from the same period in the prior year as a result of increased amortization of mortgage servicing rights, which was caused by an increase in estimated prepayments of the underlying mortgage loans. This was offset by an increase in gain on sale of loans held for sale of $2.7 million and an increase in customer service fees of $215,000.

     Other income for the nine months ended June 30, 2001, decreased $60,000 from the same period in the prior year. This decrease was primarily a result of a decrease in loan servicing fees of $3.1 million and an increase in impairment loss on mortgage serving rights of $655,000. The decrease in loan servicing fees and the impairment loss on mortgage servicing rights were both a result of increases in actual and estimated future prepayments of the underlying mortgage loans. The decreases to other income were partially offset by an increase in gain on sale of loans held for sale of $3.7 million and an increase in customer service fees of $382,000

     During the quarter ended March 31, 2001, the Federal Reserve Board ("FRB") decreased the discount rate (the rate member banks pay to borrow from the Federal Reserve) on three separate occasions, each time by one-half percent. Then during the quarter ended June 30, 2001, the FRB decreased the discount rate three more times, twice by one-half percent and once by one-quarter percent. In all, the discount rate has been lowered by 275 basis points since January 1, 2001. Market interest rates, including residential mortgage rates, have generally decreased in response. The decreases in residential mortgage rates have increased the level of mortgage refinancing activity and resulted in a high level of mortgage prepayments. Since mortgage prepayment estimates and actual prepayments are significant components used to calculate the market value of mortgage servicing rights and their amortization, they have had a significant impact on the market value and amortization of the Bank's mortgage servicing rights during the last two quarters.

General and Administrative Expenses
     Total general and administrative expenses for the quarter ended June 30, 2001, increased $122,000 (2.4%) from the same quarter in the prior year. Total general and administrative expenses for the nine months ended June 30, 2001, increased $167,000 from the prior year. Compensation expense for the quarter ended June 31, 2001, increased $0.2 million from the prior year and for the nine months ended June 30, 2001, increased $0.9 million from the prior year. These increases are attributable to the increase in loan origination volume during the March 2001 and June 2001 fiscal quarters.

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

Regulatory Capital Requirements
     At June 30, 2001, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2001, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2001                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  87,763
Adjustment for regulatory capital:
  Intangible assets                                    (1,302)
  Disallowed portion of servicing assets                 (704)
  Reverse the effect of SFAS No. 115                     (212)
                                                     ---------
    Tangible capital                                   85,545
  Qualifying intangible assets                          1,164
                                                     ---------
    Tier 1 capital (core capital)                      86,709
  Qualifying general valuation allowance                4,969
                                                     ---------
       Risk-based capital                           $  91,678
                                                     =========

                                                                  As of June 30, 2001
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 91,678     12.3%        59,773      >=8%       74,716     >=10%
Core capital to adjusted tangible assets     86,709      8.4%        41,069      >=4%       51,336      >=5%
Tangible capital to tangible assets          85,545      8.3%        15,401     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       86,709     11.6%            --        --       44,830      >=6%




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


Loans to One Borrower
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of June 30, 2001, the Bank had no loans that exceeded the loans to one borrower limit.

Investment in Subsidiaries
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of June 30, 2001, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 3, 2001                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 3, 2001                            By:  /s/Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer