Form 10-K405
period 2001-09-30
NASB FINANCIAL INC
filed 2001-12-28
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2001

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on December 14, 2001, was approximately $142.5 million.

     As of December 14, 2001, there were issued and outstanding
8,510,090 shares of the Registrant's common stock.


                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2001.
2. Part III - Proxy Statement for the 2002 Annual Meeting of
   Stockholders.




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

     The Bank's market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, and Lafayette in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, two in Kansas City, and two in St. Joseph. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri and one in Overland Park, Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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

                                       As of 9/30/01
                                  ----------------------
                                                 Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 914,576     8.98%
  Mortgage-backed securities          14,856     6.60%
  Investments                         23,261     6.18%
  Bank deposits                       18,350     3.96%
                                  ----------------------
    Total earning assets             971,043     8.79%
Non-earning assets                    38,849   ---------
                                  -----------
      Total                       $1,009,892
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 616,393     5.14%
  FHLB advances                      290,658     6.23%
  Other borrowings                        46     6.50%
                                  ----------------------
    Total costing liabilities        907,097     5.49%
Non-costing liabilities               15,187   ---------
Stockholders' equity                  87,608
                                  -----------
      Total                       $1,009,892
                                  ===========
Net earning balance                 $ 63,946
                                  ===========
Earning yield less costing rate                  3.30%
                                               =========


                                      As of 9/30/00
                                  ----------------------
                                                 Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 832,898     9.13%
  Mortgage-backed securities          20,042     6.64%
  Investments                         16,563     7.35%
  Bank deposits                        5,840     5.77%
                                  ----------------------
    Total earning assets             875,343     9.02%
Non-earning assets                    33,990   ---------
                                  -----------
      Total                        $ 909,333
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 592,780     5.00%
  FHLB advances                      219,909     6.13%
  Other borrowings                       115     6.07%
                                  ----------------------
    Total costing liabilities        812,804     5.31%
Non-costing liabilities               13,290   ---------
Stockholders' equity                  83,239
                                  -----------
      Total                        $ 909,333
                                  ===========
Net earning balance                 $ 62,539
                                  ===========
Earning yield less costing rate                  3.71%
                                               =========


                                      As of 9/30/99
                                  ----------------------
                                                 Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 681,004     8.28%
  Mortgage-backed securities          26,757     6.04%
  Investments                         17,523     7.49%
  Bank deposits                       10,827     4.86%
                                  ----------------------
    Total earning assets             736,111     8.15%
Non-earning assets                    26,603   ---------
                                  -----------
      Total                        $ 762,714
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 552,226     4.83%
  FHLB advances                      125,116     5.51%
  Other borrowings                       165     7.50%
                                  ----------------------
    Total costing liabilities        677,507     4.99%
Non-costing liabilities                9,999   ---------
Stockholders' equity                  75,208
                                  -----------
      Total                        $ 762,714
                                  ===========
Net earning balance                 $ 58,604
                                  ===========
Earning yield less costing rate                  3.16%
                                               =========

RATIOS
     The following table sets forth, for the periods indicated, the Company's return on assets (net income divided by average total assets), return on equity (net income divided by average equity), and equity-to-assets ratio (average equity divided by average total assets), and dividend payout ratio (total cash dividends paid divided by net income).

                               Year ended September 30,
                        ---------------------------------------
                          2001    2000    1999    1998    1997
                        ---------------------------------------
Return on average assets  1.67%   1.63%   1.65%   1.85%   1.53%
Return on average equity 18.25%  18.12%  17.35%  21.06%  20.07%
Equity to asset ratio     9.83%   8.50%   9.55%   8.78%   8.07%
Dividend payout ratio    24.87%  22.89%  21.11%  15.63%  15.38%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2001     2000     1999     1998     1997
             -----------------------------------------------
February      $ 0.125    0.10     0.08    0.0625    0.05
May             0.125    0.10     0.08    0.0625    0.05
August          0.125    0.10     0.08    0.0625    0.05
November        0.125    0.10     0.08    0.0625    0.05



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



	                                                       September 30,
                          --------------------------------------------------------------------------
                             2001           2000           1999           1998           1997
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties$ 387,828  38%   468,997  46    430,635  50    455,503  61    450,240  64
  Business properties     314,025  31    214,882  21    153,549  18     79,460  11     92,477  13
  Partially guaranteed
    by VA or insured
    by FHA                 30,898   3     27,138   3     34,945   4     25,533   3     25,790   4
  Construction and
    development           217,354  22    246,822  24    197,041  23    150,729  20    102,131  14
                         -------------   ------------   ------------   ------------   ------------
     Total mortgage loans 950,105  94    957,839  94    816,170  95    711,225  95    670,638  95
Commercial loans           10,857   1      7,143   1      4,335  --      7,225   1     10,973   2
Installment loans to
    individuals            49,075   5     48,646   5     41,737   5     28,524   4     22,071   3
                         -------------   ------------   ------------   ------------   ------------
                       $1,010,037 100  1,013,628 100    862,242 100    746,974 100    703,682 100
                         =============   ============   ============   ============   ============



     The following table sets forth information at September 30, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2003
                                      Through    After
                              2002      2006      2006        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  3,856    32,644    273,151      309,651
   - at adjustable rates     4,293     7,286    411,521      423,100
Construction and development:
   - at fixed rates         14,454     2,578         --       17,032
   - at adjustable rates   187,007    13,315         --      200,322
                           ------------------------------------------
Total mortgage loans       209,610    55,823    684,672      950,105
Commercial loans             2,855     1,390      6,612       10,857
Installment loans to
  Individuals                3,931     7,794     37,350       49,075
                           ------------------------------------------
   Total loans receivable $216,396    65,007    728,634    1,010,037
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2001, 38% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veteran's Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2001, are $30.9 million or 3% of the Bank's total loans that were insured by the FHA or VA.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are offered to owner/occupants, to persons building a residence for seasonal use or for investment purposes, and to builders/developers who build properties to be sold. As of September 30, 2001, 22% of the Bank's total loans receivable were construction and development loans. Construction loans are originated at interest rates that adjust daily based on a pre-determined percentage indexed to the prime lending rate. Most construction loans are due and payable within one year or else are converted to a permanent loan. In some cases extensions are permitted if payments are current and the construction has continued satisfactorily. Land acquisition and development loans for the purpose of developing raw land into residential or commercial property typically have three-year terms at floating interest rates.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2001, commercial real estate loans on business properties were $314.0 million or 31% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2001, consumer installment loans and lease financing to individuals represented approximately 5% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained). At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2001, the Bank sold $185.5 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2001, the Bank had loans held for sale with a carrying value of $92.9 million.

CLASSIFIED ASSETS, DELINQUENCIES, AND ALLOWANCE FOR LOSS
     Classified Assets. In accordance with the asset classification system outlined by the Office of Thrift Supervision ("OTS"), North American's problem assets are classified as either "substandard,"
"doubtful," or "loss."

     An asset is considered substandard if it is inadequately protected by the borrower's current net worth, the borrower's ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence without establishing a specific loss allowance is not warranted.

     When the Bank classifies a problem asset, it establishes a specific loss allowance needed to reduce its book value to the present value of the expected future cash flows discounted at the loan's initial effective interest rate, or as a practical expedient, to the loan's observable market price or the fair value of the collateral, if the loan is dependent on collateral. In addition, Allowances for Loan and Lease Losses ("ALLL") are established by management. ALLL represent allowances that recognize inherent risks associated with distinct and homogenous loans pools. When the Bank classifies all or part of problem assets as loss, it establishes a specific loss allowance equal to 100% of the loss classification. The OTS reviews North American's asset classification during each examination and can require changes to asset classifications, specific loss allowances, ALLL, and loan loss provision.

     Each month, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table summarizes the Bank's classified assets. Dollar amounts are expressed in thousands.

                                         As of September 30,
                             -----------------------------------------
                                 2001    2000    1999    1998    1997
                             -----------------------------------------
Asset Classification
  Substandard                $ 18,780  17,235  12,287  10,772  10,263
  Doubtful                         --      --      --       8      12
  Loss                          1,851   2,857   2,738   1,956   2,944
                             -----------------------------------------
    Total Classified           20,631  20,092  15,025  12,736  13,219
Allowance for loan/REO
  Losses                       (7,035) (8,386) (7,960) (7,701) (7,952)
                             -----------------------------------------
   Net classified assets     $ 13,596  11,706   7,065   5,035   5,267
                             =========================================
   Net classified to total
     classified assets             66%     58%     47%     40%     40%


     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                                          September 30,
                           ------------------------------------------
                              2001    2000    1999    1998    1997
                           ------------------------------------------
Total Assets              $ 971,462 984,525 825,797 736,054 733,464
                           ==========================================

Non-accrual loans         $   6,877   4,447   4,074   3,854   3,679
Troubled debt
  Restructurings              3,575   8,142   4,004   6,031  10,051
Net real estate and
  other assets acquired
  through foreclosure         8,043   3,683   2,702   3,232   4,184
                           ------------------------------------------
     Total                $  18,495  16,272  10,780  13,117  17,914
                           ==========================================
Percent of total assets        1.90%   1.65%   1.31%   1.78%   2.44%
                           ==========================================


     Delinquencies. The following table summarizes delinquent loan information.

                      As of September 30, 2001
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               169          $  9,481           0.9%
90 or more days              92             6,877           0.7%
                        -----------       ----------------------------
    Total                   261          $ 16,358           1.6%
                        ===========       ============================


                      As of September 30, 2000
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               136          $  7,921           0.8%
90 or more days              69             4,447           0.4%
                       -----------       -----------------------------
    Total                   205          $ 12,368           1.2%
                       ===========       =============================


     The effect of non-performing loans on interest income for fiscal year 2001 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2001                        $  6,877
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2001 if
    these loans had been performing                 $    668
Actual amount included in interest income for
    fiscal 2001                                          246
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    422
                                                     ========

     Allowance for loss. Management records a provision for estimated loan losses in an amount sufficient to cover current net charge-offs and probable losses based on an analysis of risks inherent in the loan portfolio. Management continually monitors the performance of the loan portfolio and establishes specific loss allowances when warranted. Specifically, when it appears that a property and borrower are no longer capable of full repayment, management establishes a specific loss allowance to reduce the loan's book value to fair value based on the anticipated results of collections. In addition, management establishes ALLL through charges to the provision for loan loss based on an assessment of the portfolio's credit risk, other than specifically identified problem loans. Management attempts to maintain ALLL proportionate to the level of risk in the Bank's performing loan portfolio.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.

                                          September 30,
                             -----------------------------------------
                                 2001    2000    1999    1998    1997
                             -----------------------------------------
Balance at beginning of year  $ 7,157   6,671   6,405   6,272   5,836
Total provisions                  460     600     300      64     477
Recoveries (charge-offs)       (1,782)   (114)    (34)     69     (41)
                             -----------------------------------------
Balance at end of year        $ 5,835   7,157   6,671   6,405   6,272
                             =========================================


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

                                             September 30,
                            -----------------------------------------
                                 2001    2000    1999    1998    1997
                            -----------------------------------------
Beginning allowance for loss  $ 1,229   1,289   1,336   1,680   1,715
Provisions                        140      --      --  (1,987)   (172)
Net recoveries (charge-offs)     (169)    (60)    (47)  1,643     137
                            -----------------------------------------
Allowance for loss at year-end$ 1,200   1,229   1,289   1,336   1,680
                            =========================================


SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
     Management classifies debt securities as available for sale if the Bank does not have the intention and ability to hold until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss. The Bank does not actively trade in derivative financial instruments and management does not currently use derivative financial instruments for interest rate risk management or to accomplish any hedging strategies.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC and FNMA. As of September 30, 2001, the Bank had $1.8 million in fixed rate and $2.6 million in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The Bank also had $537,000 in CMO bonds and $1.8 million in other asset-backed securities held to maturity.

INVESTMENT SECURITIES
     As of September 30, 2001, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.


                                                              September 30,
                        ----------------------------------------------------------------------------
                            2001            2000            1999           1998            1997
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts$ 65,885  11	 63,010  10      57,987  10      60,803  11      51,934  10
Savings accounts         84,918  15      77,839  13      85,758  15      78,991  14      70,457  13
Money market demand
   accounts               6,782   1       6,505   1       7,004   1       8,276   2       9,723   2
Certificates of deposit 418,455  71     474,311  76     414,714  74     397,434  73     388,430  75
Brokered accounts         9,997   2          --  --          --  --          --  --          --  --
                       -------------    ------------    ------------    ------------    ------------
                      $ 586,037 100     621,665 100     565,463 100     545,504 100     520,544 100
                       =============    ============    ============    ============    ============
Weighted average
    interest rate          4.55%           5.46%           4.83%           5.04%           5.29%




     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        2001      2000      1999      1998      1997
                     -------------------------------------------------
Deposit receipts    $ 908,522   884,054   741,718   582,168   540,220
Withdrawals           924,111   857,358   744,325   576,831   537,489
                     -------------------------------------------------
Deposit receipts
  and purchases in
  Excess of (less
  than) withdrawals   (15,589)   26,696    (2,607)    5,337     2,731
Deposits sold         (51,631)       --        --        --        --
Interest credited      31,592    29,506    22,566    19,623    18,182
                     -------------------------------------------------
    Net increase
      (decrease)    $ (35,628)   56,202    19,959    24,960    20,913
                     =================================================
Balance at end
  of year           $ 586,037   621,665   565,463   545,504   520,544
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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, particularly when management determines that it can profitably invest the advances over their term. During fiscal 2001, the Bank borrowed an additional $226.0 million in advances, repaid $217.0 million, and as of September 30, 2001, had a balance of $273.5 million (31% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                   --------------------------------------------------
                      2001      2000      1999      1998      1997
                   --------------------------------------------------
FHLB advances     $ 273,471   264,436   168,088   109,210   143,226
Other notes payable      --       100       150       200     1,680
                  --------------------------------------------------
   Total          $ 273,471   264,536   168,238   109,410   144,906
                  ==================================================
Weighted average
   rate                5.47%     6.67%     5.51%     5.77%     6.03%
                  ==================================================

     As of September 30, 2001, the Bank had no category of short-term borrowings for which the average balance outstanding during the year was more than stockholders' equity.


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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2001, the Bank and its subsidiaries had 309 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2001, of $13.7 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     In July 2001, the OTS adopted as final a rule that removed the regulation that required a savings association to maintain a certain percentage of liquid assets. The OTS does, however, retain a provision of the liquidity regulation that requires each institution to maintain sufficient liquidity to ensure its safe and sound operation. Management believes that the Bank's procedures for managing liquidity are sufficient to ensure the Bank's safe and sound operation.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2001, the Bank had no supervisory goodwill and $853,000 of the Bank's intangible assets and servicing rights were deducted from its regulatory capital. At September 30, 2001, the Bank's core capital ratio was 8.8%

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2001, North American's regulatory tangible capital was 8.8% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2001, the Bank's current risk-based regulatory capital was 11.7% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 2001, North American had no loans that exceeded its loans-to-one-borrower limit.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2001, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. The balance maintained to meet these reserve requirements may also be used to satisfy the liquidity requirements imposed by the OTS. As of September 30, 2001, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 2001 and 2000, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under the new tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture will be completed over a six-year phase-in period. The phase-in period will be delayed for two years for institutions who meet certain residential lending requirements. As of September 30, 2001, North American had approximately $2 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock has forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture is more than offset by opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North America's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has 7 branch offices, 7 loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2001, was approximately $5.2 million.

                                  Date      Owned/        Lease
Location                        Occupied    Leased      Expiration
----------------------------------------------------------------------
12498 South 71 Highway
Grandview, Missouri               1972       Owned

646 N, 291 Highway
Lees Summit, Missouri             1992       Owned

8501 North Oak Trafficway
Kansas City, Missouri             1994       Owned

920 North Belt
St. Joseph, Missouri              1979       Owned

3011-B North Belt
St. Joseph, Missouri              1999       Leased    January 2004

2002 E Mechanic
Harrisonville, Missouri           1975       Owned

11400 E 23rd  St.
Independence, Missouri            2000       Owned

7012 NW Barry Road
Kansas City, Missouri             2001       Owned

12125-D Blue Ridge Extension
Grandview, Missouri               1990       Leased    January 2002

949 NE Columbus
Lee's Summit, Missouri            1993       Leased    November 2002

12900 Metcalf - Suite 140
Overland Park, Kansas             1996       Leased    December 2001

12800 Corporate Hill Drive
St. Louis, Missouri               2000       Leased    April 2005

1014 Country Club Road
St. Charles, Missouri             1997       Leased    February 2002

11237 Nall Avenue
Leawood, Kansas                   1997       Leased    May 2002

3322 South Campbell - Suite W
Springfield, Missouri             1993       Leased    August 2003


ITEM 3. LEGAL PROCEEDINGS
	The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

                                 PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
	The information appearing on page 37 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
	The information appearing on page 3 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
	The information appearing on pages 4 through 9 in the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	The information appearing on pages 10 through 33 of the 2001 Annual Report to Stockholders is incorporated herein by reference. See Item 14 below for a list of the financial statements and notes so incorporated.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE
	None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
	The information appearing on pages 3 through 10 of the Company's Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
	The information appearing on pages 5 through 10 of the Company's Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
	The information appearing on page 2 and 3 of the Company's Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	The information appearing on page 9 of the Company's Proxy Statement for the 2002 Annual Meeting s incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2001 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2001, and 2000
(Annual Report - Page 10).

     Consolidated Statements of Income for the years ended September 30, 2001, 2000, and 1999 (Annual Report - Page 11).

     Consolidated Statements of Stockholders' Equity for the years
ended September 30, 2001, 2000, and 1999 (Annual   Report - Page 14).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2001, 2000, and 1999 (Annual Report - Pages 15 and 33).

     Notes to Consolidated Financial Statements (Annual Report - Pages 15 through 33).

     Report of Independent Auditors (Annual Report - Page 34).

 (2) Financial Statement Schedules.
      Schedules are provided in the Consolidated Financial Statements.

(3) EXHIBITS.

Exhibit
Number
---------
2) Agreement and Plan of Merger by and among North American Savings Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB
     Financial, Inc. Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

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

*13) 2001 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2001, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2002 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                    Title

/s/ David H. Hancock                         Chairman (Chief Executive
David H. Hancock                                Officer)


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