Form 10-Q
period 2001-12-31
NASB FINANCIAL INC
filed 2002-02-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2001

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of February 11, 2002, was 8,411,975.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                         December 31,     September 30,
                                              2001            2001
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  45,902      $  16,043
Securities available for sale                  5,069          5,014
Stock in Federal Home Loan Bank, at cost      15,173         13,676
Mortgage-backed securities:
  Available for sale                           2,105          2,406
  Held to maturity (market value of $5,935
    and $7,462 at December 31, 2001, and
    September 30, 2001, respectively)          5,620          6,864
Loans receivable:
  Held for sale                               87,236         92,864
  Held for investment, net                   801,422        803,606
Accrued interest receivable                    5,053          5,587
Real estate owned, net                         7,312          8,043
Premises and equipment, net                    6,881          6,872
Mortgage servicing rights, net                 7,487          8,008
Other assets                                   3,418          2,479
                                           ----------     ----------
                                         $   992,678      $ 971,462
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 591,213      $ 576,040
  Brokered deposit accounts                       --          9,997
  Advances from Federal Home Loan Bank       288,402        273,471
  Escrows                                      2,856          7,116
  Income taxes payable                         5,547          6,427
  Accrued expenses and other liabilities       5,274          2,914
                                           ----------     ----------
      Total liabilities                      893,292        875,965
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,784,945 issued
    at December 31, 2001, and 9,773,612 issued
    at September 30, 2001                      1,468          1,466
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,727         15,635
  Retained earnings                           97,437         93,340
  Treasury stock, at cost; 1,289,370 shares
    at December 31, 2001 and 1,269,522 shares
    at September 30, 2001                    (15,183)       (14,854)
  Accumulated other comprehensive loss           (63)           (90)
                                           ----------     ----------
      Total stockholders' equity              99,386         95,497
                                           ----------     ----------
                                             992,678        971,462
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                  2001         2000
                                               ---------    ---------
Interest on loans                              $ 18,723       21,138
Interest on mortgage-backed securities              177          304
Interest and dividends on securities                270          359
Other interest income                               173           94
                                               ---------    ---------
  Total interest income                          19,343       21,895
                                               ---------    ---------

Interest on customer deposit accounts             6,195        8,364
Interest on advances from FHLB and
    other borrowings                              4,009        4,681
                                               ---------    ---------
  Total interest expense                         10,204       13,045
                                               ---------    ---------
    Net interest income                           9,139        8,850
Provision for loan losses                           341          150
                                               ---------    ---------
    Net interest income after provision
      for loan losses                             8,798        8,700
                                               ---------    ---------
Other income (expense):
  Loan servicing fees                               313         (473)
  Impairment loss on mortgage servicing rights     (276)        (733)
  Impairment loss on mortgage-backed securities    (170)          --
  Customer service fees and charges               1,099          675
  Provision for losses on real estate owned         (67)          --
  Gain on sale of loans held for sale             3,740        1,331
  Other                                             421          221
                                               ---------    ---------
    Total other income                            5,060        1,021
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,684        3,175
  Premises and equipment                            528          583
  Advertising and business promotion                124          115
  Federal deposit insurance premiums                 30           31
  Other                                           1,116          877
                                               ---------    ---------
    Total general and administrative expenses     5,482        4,781
                                               ---------    ---------
    Income before income tax expense              8,376        4,940
Income tax expense                                3,216        1,929
                                               ---------    ---------
    Net income                                  $ 5,160        3,011
                                               =========    =========
Basic earnings per share                        $  0.61         0.35
                                               =========    =========
Diluted earnings per share                      $  0.60         0.35
                                               =========    =========

Weighted average shares outstanding           8,509,525    8,540,336




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2001          $ 1,466       15,635     93,340    (14,854)      (90)        95,497
  Comprehensive income:
    Net income                           --           --      5,160         --        --          5,160
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --        27             27
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --          5,187
  Cash dividends paid                    --           --     (1,063)        --        --         (1,063)
  Stock options exercised                 2           92         --         --        --             94
  Purchase of common stock for
      Treasury                           --           --         --       (329)       --           (329)
                                  ----------------------------------------------------------------------
Balance at December 31, 2001        $ 1,468       15,727     97,437    (15,183)      (63)        99,386
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2001         2000
                                                          ----------------------
Cash flows from operating activities:
  Net income                                              $ 5,160        3,011
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                215          217
  Amortization and accretion                                 (449)         910
  Impairment loss on mortgage servicing rights                276          733
  Impairment loss on mortgage-backed securities               170           --
  Gain on sale of loans receivable held for sale           (3,740)      (1,331)
  Provision for loan losses                                   341          150
  Provision for losses on real estate owned                    67           --
  Origination and purchase of loans held for sale        (150,185)     (76,277)
  Sale of loans receivable held for sale                  192,075       81,320
Changes in:
  Accrued interest receivable                                 534         (541)
  Accrued expenses and other liabilities and
    income taxes payable                                    1,464        1,560
                                                          ----------------------
Net cash provided by operating activities                  45,928        9,752

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          976          552
    Available for sale                                        289          569
  Principal repayments of mortgage loans held
    for investment and held for sale                      143,796       67,816
  Principal repayments of other loans receivable           10,374        5,458
  Maturity of investment securities available for sale     20,000           --
  Loan origination - mortgage loans held for investment  (171,299)     (84,862)
  Loan origination - other loans                           (5,368)      (7,711)
  Purchase of mortgage loans held for investment           (8,294)      (7,676)
  Purchase of investment securities available for sale    (20,000)          --
  Purchase of FHLB stock                                   (1,497)      (1,863)
  Proceeds for sale of real estate owned                    1,552          420
  Purchases of premises and equipment                        (223)        (175)
  Other                                                      (926)        (796)
                                                          ----------------------
Net cash used in investing activities                     (30,620)     (28,268)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2001         2000
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer deposit accounts                 5,177       (7,417)
  Proceeds from advances from FHLB                         45,000       72,000
  Repayment on advances from FHLB                         (30,068)     (34,765)
  Cash dividends paid                                      (1,063)        (856)
  Stock options exercised                                      94           15
  Repurchase of common stock                                 (329)          --
  Net decrease in escrows                                  (4,260)      (4,349)
                                                          ----------------------
Net cash provided by financing activities                  14,551       24,628
                                                          ----------------------
Net increase in cash and cash equivalents                  29,859        6,112
Cash and cash equivalents at beginning of the period       16,043        3,647
                                                          ----------------------
Cash and cash equivalents at end of period               $ 45,902        9,759
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  4,112          460
  Cash paid for interest                                   10,446       13,143

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,057        1,299
    Conversion of real estate owned to loans receivable        57           --
    Capitalization of mortgage servicing rights                36          992






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are
prepared in accordance with instructions to Form   10-Q and do not
include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans, real estate owned, and valuation of mortgage servicing rights. Management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

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

     The FASB recently issued SFAS No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations," and No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These Statements are effective on various dates throughout the Company's 2003 fiscal year. Implementation of these Statements is not expected to have a material effect on the Company's consolidated financial statements.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.



 (2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         December 31, 2001
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,490        --         (6)      2,484
Equity securities             2,738        --       (153)      2,585
                            -------------------------------------------
  Total                   $   5,228        --       (159)      5,069
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        December 31, 2001
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  1,967        46         --      2,013
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    82        10         --         92
                            -------------------------------------------
     Total                  $  2,049        56         --      2,105
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        December 31, 2001
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	            $  1,237        51         (2)       1,286
    Balloon maturity and
      adjustable rate         1,667        43         --        1,710
FNMA pass-through
  certificates:
   Fixed rate                   143        --         --          143
   Balloon maturity and
     adjustable rate            281         3         --          284
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  322        15         --          337
Collateralized mortgage
  obligation bonds              197         1         --          198
Other asset-backed
  securities                  1,773       204         --        1,977
                            -------------------------------------------
      Total                $  5,620       317         (2)       5,935
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                     December 31,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 272,878
      Business properties                                334,195
      Partially guaranteed by VA or
        insured by FHA                                    18,752
    Construction and development                         199,704
                                                       ----------
       Total mortgage loans                              825,529
  Commercial loans                                        12,980
  Installment loans to individuals                        44,153
                                                       ----------
    Total loans held for investment                      882,662
  Less:
    Undisbursed loan funds                               (68,261)
    Unearned discounts and fees and costs
      on loans, net                                       (6,903)
    Allowance for losses on loans                         (6,076)
                                                       ----------
     Net loans held for investment                     $ 801,422
                                                       ==========

                                                      December 31,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 117,511
    Less:
      Undisbursed loan funds                             (30,292)
      Unearned discounts and fees and costs
        on loans, net                                         17
                                                       ----------
        Net loans held for sale                         $ 87,236
                                                       ==========

     Included in the loans receivable balances at December 31, 2001, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $3.1 million. Loans and participations serviced for others amounted to approximately $509.8 million at December 31, 2001.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2001
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 8,378
Less:  allowance for losses                              (1,066)
                                                       ----------
   Total                                                $ 7,312
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2001. Dollar amounts are expressed in thousands.

     Balance at October 1, 2001               $  8,008
     Additions:
        Originated mortgage servicing rights        36
     Reductions:
        Amortization                               281
        Sale of mortgage servicing rights           --
        Impairment loss                            276
                                               --------
     Balance at December 31, 2001             $  7,487
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended
                                             ----------------------
                                              12/31/01   12/30/00
                                             ----------------------
Net income (in thousands)                     $  5,160      3,011

Basic weighted average shares outstanding    8,509,525  8,540,336
Effect of stock options                         38,486     72,091
                                             ----------------------
Dilutive potential common shares             8,548,011  8,612,427

Net income per share:
   Basic                                      $  0.61        0.35
   Diluted                                       0.60        0.35



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


Three months ended                    Mortgage  Other and
December 31, 2001            Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,070       --         69         9,139
Provision for loan losses       341       --         --           341
Other income                  3,557    4,542     (3,039)        5,060
General and administrative
  expenses                    3,006    3,330       (854)        5,482
Income tax expense            3,712      485       (981)        3,216
                            -------------------------------------------
    Net income              $ 5,568      727     (1,135)        5,160
                            ===========================================



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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2001, were $992.7 million, an increase of $21.2 million from September 30, 2001, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2001, the Bank originated and purchased $150.2 million in mortgage loans held for sale, $179.6 million in mortgage loans held for investment, and $5.4 million in other loans. This total of $335.1 million in loans originated compares to $176.5 million in loans originated during the three months ended December 31, 2000.

     Included in the $87.2 million in loans held for sale as of December 31, 2001, are $40.0 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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

     The following table summarizes the Bank's classified assets as reported to the OTS, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.


                              12/31/01     9/30/01     12/31/00
                            -------------------------------------
Asset Classification:
   Substandard               $ 19,592       18,780       18,927
   Doubtful                        --           --           --
   Loss                         2,112        1,851        2,958
                            -------------------------------------
                               21,704       20,631       21,885
Allowance for losses           (7,141)      (7,035)      (8,501)
                            -------------------------------------
                             $ 14,563       13,596       13,384
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


LIABILITIES AND EQUITY

     Customer deposit accounts increased $15.2 million during the three months ended December 31, 2001. The weighted average rate on customer deposits as of December 31, 2001, was 4.08%, a decrease from 5.58% as of December 31, 2000.

     Advances from the FHLB were $288.4 million as of December 31, 2001, an increase of $14.9 million from September 30, 2001. During the three-month period, the Bank borrowed $45 million of new advances and repaid $30.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $2.9 million as of December 31, 2001, a decrease of $4.3 million from September 30, 2001. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2001.

     Total stockholders' equity as of December 31, 2001, was $99.4 million (10.01% of total assets). This compares to $95.5 million (9.83% of total assets) at September 30, 2001. On a per share basis, stockholders' equity was $11.70 on December 31, 2001, compared to $11.23 on September 30, 2001.

     The Company paid cash dividends on its common stock of $0.125 on November 30, 2001. Subsequent to the quarter ended December 31, 2001, the Company announced a cash dividend of $0.15 per share to be paid on February 22, 2002, to stockholders of record as of February 1, 2002.

     Total stockholders' equity as of December 31, 2001, includes an unrealized loss of $63,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Three months ended
                           ------------------------
                            12/31/01     12/31/00
                           ------------------------
Return on assets              2.10%         1.21%
Return on equity             21.18%        14.21%
Equity-to-assets ratio       10.01%         8.47%
Dividend payout ratio        20.60%        27.40%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2001 and 2000.

     For the three months ended December 31, 2001, the Company had net income of $5,160,000 or $0.61 per share. This compares to net income of $3,011,000 or $0.35 per share for the quarter ended December 31, 2000.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2001 and 2000. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                  Three months ended 12/31/01   As of
                                  --------------------------- 12/31/01
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  894,663    18,723   8.37%    7.75%
  Mortgage-backed securities         8,564       177   8.27%    7.15%
  Securities                        24,764       270   4.36%    5.14%
  Bank deposits                     28,919       173   2.39%    1.43%
                                  -------------------------------------
    Total earning assets           956,910    19,343   8.09%    7.43%
                                            ---------------------------
Non-earning assets                  33,774
                                  ---------
      Total                     $  990,684
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 590,124     6,195   4.20%    4.08%
  FHLB Advances                    289,687     4,009   5.54%    5.01%
  Other borrowings                      --        --     --%      --
                                  -------------------------------------
    Total costing liabilities      879,811    10,204   4.64%    4.39%
                                            ---------------------------
Non-costing liabilities             13,345
Stockholders' equity                97,528
                                  ---------
      Total                     $  990,684
                                  =========
Net earning balance             $   77,099
                                  =========
Earning yield less costing rate                        3.45%    3.04%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  956,910     9,139   3.82%
                                  ==========================




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



                                       Three months ended December 31, 2001, compared to
                                            three months ended December 31, 2000
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,864)        (599)         48      (2,415)
  Mortgage-backed securities                  58         (155)        (30)       (127)
  Securities                                (155)         116         (50)        (89)
  Other assets                               (66)         494        (349)         79
                                        -----------------------------------------------
Net change in interest income             (2,027)        (144)       (381)     (2,552)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (1,859)        (401)         91      (2,169)
  FHLB Advances                             (822)         190         (38)       (670)
  Other borrowings                            (2)          (2)          2          (2)
                                        -----------------------------------------------
Net change in interest expense            (2,683)        (213)         55      (2,841)
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $     656           69        (436)        289
                                        ===============================================




     Net interest margin before loan loss provision for the three months ended December 31, 2001, increased $289,000 from the same period in the prior year. Specifically, interest on loans decreased $2.6 million, primarily due to a decrease in the average yield on interest earning-assets. This was offset by an decrease in total interest expense for the three months ended December 31, 2001, of $2.8 million from the same period in the prior year. Most of this decrease in interest expense was due to a decrease in the average cost of customer deposits and FHLB advances. The average cost of customer deposit accounts decreased 120 basis points from 5.40% to 4.20% and the average cost of FHLB advances decreased 118 basis points from 6.72% to 5.54%. The total yield on interest-earning assets decreased 102 basis points to 8.09% during the three months ended December 31, 2001, compared to 9.11% in the prior year. The weighted average cost of total liabilities was 4.64%, compared to 5.81% in the prior year, an increase of 117 basis points.

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

PROVISION FOR LOAN LOSSES
     The Company's provision for loan losses was $341,000 during the quarter ended December 31, 2001, compared to $150,000 for the same period in the prior year. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. An increase in delinquencies of the Bank's residential single-family sub-prime loan portfolio during the quarter ended December 31, 2001, resulted in the increase in provision for loan losses. On a consolidated basis, loan loss reserve was 32.9% of total classified assets at December 31, 2001, 34.1% at September 30, 2001, and 38.8% at December 31, 2000.

     As stated above, management believes that the provisions for loan losses is adequate. The provision can fluctuate based on changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.

OTHER INCOME
     Other income for the three months ended December 31, 2001, increased $4.0 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $2.4 million due to the increased volume of mortgage banking. Customer service fees increased $424,000 from the prior year, primarily due to the implementation of an overdraft privilege program, which increased the level of overdraft fees collected from demand deposit customers. This was partially offset by a provision for loss on real estate owned of $67,000, and an impairment loss on a particular mortgage-backed security held for investment of $170,000, which represented its full carrying value.

       Income from loan servicing fees are net of amortization of mortgage servicing rights. Such amortization is greatly affected by the level of actual prepayments and estimated future prepayments on the underlying mortgage loans. Management performs an ongoing analysis of mortgage servicing rights to determine to what extent, if any, it may be impaired. During the quarter ended December 31, 2001, loan servicing fees increased $786,000 from the same period in the prior year as a result of a decrease in amortization of mortgage servicing rights. Impairment loss on mortgage serving rights decreased $457,000. The increase in loan servicing fees and the decrease in impairment loss on mortgage servicing rights were both a result of decreases in actual and estimated future prepayments of the underlying mortgage loans during the quarter ended December 31, 2001. Changes in the trend of mortgage interest rates can occur quickly and may have a significant impact on future mortgage prepayments and amortization of mortgage servicing rights.

GENREAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the quarter ended December 31, 2001, increased $701,000 (14.7%) from the same quarter in the prior year. Compensation expense for the quarter ended December 30, 2001, increased $0.5 million from the prior year, which is attributable to the increase in variable costs related to increased mortgage loan origination volumes.

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

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2001, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2001, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2001                                 Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  88,828
Adjustment for regulatory capital:
  Intangible assets                                      (131)
  Disallowed portion of servicing assets                 (620)
  Reverse the effect of SFAS No. 115                      (31)
                                                     ---------
    Tangible capital                                   88,046
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                      88,046
  Qualifying general valuation allowance                4,526
                                                     ---------
       Risk-based capital                           $  92,572
                                                     =========


                                                                As of December 31, 2001
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 92,572     12.4%        59,571      >=8%       74,464     >=10%
Core capital to adjusted tangible assets     88,046      8.9%        39,458      >=4%       49,322      >=5%
Tangible capital to tangible assets          88,046      8.9%        14,797     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       88,046     11.8%            --        --       44,678      >=6%


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


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of December 31, 2001, the Bank had no loans that exceeded the loans to one borrower limit.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of December 31, 2001, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 13, 2002                          By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 13, 2002                         By:  /s/Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer