Form 10-Q
period 2002-03-31
NASB FINANCIAL INC
filed 2002-05-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2002

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of May 10, 2002, was 8,420,342.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           March 31,      September 30,
                                              2002            2001
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  21,159      $  16,043
Securities available for sale                  4,706          5,014
Stock in Federal Home Loan Bank, at cost      15,173         13,676
Mortgage-backed securities:
  Available for sale                           1,852          2,406
  Held to maturity (market value of $4,393
    and $7,462 at March 31, 2002, and
    September 30, 2001, respectively)          4,259          6,864
Loans receivable:
  Held for sale                               62,604         92,864
  Held for investment, net                   791,233        803,606
Accrued interest receivable                    5,219          5,587
Real estate owned, net                         6,335          8,043
Premises and equipment, net                    6,771          6,872
Mortgage servicing rights, net                 6,664          8,008
Other assets                                   4,668          2,479
                                           ----------     ----------
                                         $   930,643      $ 971,462
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 567,643      $ 576,040
  Brokered deposit accounts                       --          9,997
  Advances from Federal Home Loan Bank       253,333        273,471
  Escrows                                      4,057          7,116
  Income taxes payable                         2,769          6,427
  Accrued expenses and other liabilities       2,061          2,914
                                           ----------     ----------
      Total liabilities                      829,863        875,965
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,797,112 issued
    at March 31, 2002, and 9,773,612 issued
    at September 30, 2001                      1,470          1,466
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,818         15,635
  Retained earnings                          100,202         93,340
  Treasury stock, at cost; 1,381,770 shares
    at March 31, 2002 and 1,269,522 shares
    at September 30, 2001                    (16,716)       (14,854)
  Accumulated other comprehensive loss             6            (90)
                                           ----------     ----------
      Total stockholders' equity             100,780         95,497
                                           ----------     ----------
                                             930,643        971,462
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2002         2001          2002         2001
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 17,580       21,138        36,303       42,276
Interest on mortgage-backed securities              114          251           291          555
Interest and dividends on securities                201          316           471          675
Other interest income                                73           72           246          166
                                               ---------    ---------     ---------    ---------
  Total interest income                          17,968       21,777        37,311       43,672
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             4,972        7,982        11,166       16,346
Interest on advances from FHLB and
    other borrowings                              3,371        5,074         7,380        9,755
                                               ---------    ---------     ---------    ---------
  Total interest expense                          8,343       13,056        18,546       26,101
                                               ---------    ---------     ---------    ---------
    Net interest income                           9,625        8,721        18,765       17,571
Provision for loan losses                           150          150           491          300
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             9,475        8,571        18,274       17,271
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees                              (390)      (1,507)          (77)      (1,981)
  Impairment (loss) recovery on mortgage
       servicing rights                              86           67          (190)        (666)
  Impairment loss on mortgage-backed securities      --           --          (170)          --
  Customer service fees and charges               1,016          794         2,116        1,469
  Provision for losses on real estate owned          --           --           (67)          --
  Gain on sale of loans held for sale             1,552        1,446         5,292        2,777
  Other                                              (2)         263           418          483
                                               ---------    ---------     ---------    ---------
    Total other income                            2,262        1,063         7,322        2,082
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,338        3,518         7,022        6,692
  Premises and equipment                            611          569         1,139        1,152
  Advertising and business promotion                150           90           274          205
  Federal deposit insurance premiums                 27           31            57           62
  Other                                             958          889         2,074        1,766
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     5,084        5,097        10,566        9,877
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              6,653        4,537        15,030        9,476
Income tax expense                                2,627        1,746         5,843        3,676
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 4,026        2,791         9,187        5,800
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.48         0.33          1.09         0.68
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.48         0.32          1.08         0.67
                                               =========    =========     =========    =========

Weighted average shares outstanding           8,412,887    8,556,995     8,460,142    8,548,574




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2001          $ 1,466       15,635     93,340    (14,854)      (90)        95,497
  Comprehensive income:
    Net income                           --           --      9,187         --        --          9,187
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --        96             96
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --          9,283
  Cash dividends paid                    --           --     (2,325)        --        --         (2,325)
  Stock options exercised                 4          183         --         --        --            187
  Purchase of common stock for
      Treasury                           --           --         --     (1,862)       --         (1,862)
                                  ----------------------------------------------------------------------
Balance at March 31, 2002           $ 1,470       15,818    100,202    (16,716)        6        100,780
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended          Six months ended
                                                                 March 31,                 March 31,
                                                          ----------------------     ----------------------
                                                             2002         2001          2002         2001
                                                          ----------------------     ----------------------
Cash flows from operating activities:
  Net income                                              $ 4,026        2,791         9,187        5,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                205          214           420          432
  Amortization and accretion                                 (636)       1,854        (1,085)       2,764
  Impairment (loss) recovery on mortgage servicing rights     (86)         (67)          190          666
  Impairment loss on mortgage-backed securities                --           --           170           --
  Gain on sale of loans receivable held for sale           (1,552)      (1,446)       (5,292)      (2,777)
  Provision for loan losses                                   150          150           491          300
  Provision for losses on real estate owned                    --           --            67           --
  Origination and purchase of loans held for sale         (95,644)    (120,999)     (245,828)    (197,276)
  Sale of loans receivable held for sale                  142,722       79,604       334,798      160,925
Changes in:
  Accrued interest receivable                                (166)         521           368          (19)
  Accrued expenses and other liabilities and
    income taxes payable                                   (6,203)        (782)       (4,739)         777
                                                          ----------------------     ----------------------
Net cash provided by (used in) operating activities        42,816      (38,160)       88,747      (28,408)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        1,367          584         2,343        1,136
    Available for sale                                        250        1,430           539        1,999
  Principal repayments of mortgage loans held
    for investment and held for sale                       98,484      108,692       242,281      176,509
  Principal repayments of other loans receivable            8,526        8,340        18,900       13,798
  Principal repayments of securities available for sale       478          367        20,478          367
  Loan origination - mortgage loans held for investment  (103,670)     (86,510)     (274,969)    (171,372)
  Loan origination - other loans                           (5,008)      (7,323)      (10,376)     (15,034)
  Purchase of mortgage loans held for investment           (4,478)      (5,692)      (12,771)     (13,369)
  Purchase of other loans receivable                       (5,173)          --        (5,173)          --
  Purchase of investment securities available for sale         --           --       (20,000)          --
  Purchase of FHLB stock                                       --       (1,047)       (1,497)      (2,910)
  Proceeds for sale of real estate owned                    2,239          901         3,791        1,320
  Purchases of premises and equipment, net                    (96)      (1,093)         (319)      (1,267)
  Other                                                      (338)        (349)       (1,267)      (1,146)
                                                          ----------------------     ----------------------
Net cash provided by (used in) investing activities        (7,419)      18,300       (38,040)      (9,969)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Three months ended          Six months ended
                                                                 March 31,                 March 31,
                                                          ----------------------     ----------------------
                                                             2002         2001          2002         2001
                                                          ----------------------     ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts    (23,570)      11,113        (18,394)       3,696
  Proceeds from advances from FHLB                         10,000       68,000         55,000      140,000
  Repayment on advances from FHLB                         (45,069)     (53,066)       (75,138)     (87,831)
  Repayment of notes payable                                   --          (50)            --          (50)
  Cash dividends paid                                      (1,262)      (1,070)        (2,325)      (1,925)
  Stock options exercised                                      93           --            187           15
  Repurchase of common stock                               (1,533)          --         (1,862)          --
  Net increase (decrease) in escrows                        1,201        2,370         (3,059)      (1,979)
                                                          ----------------------     ----------------------
Net cash provided by (used in) financing activities       (60,140)      27,297        (45,591)      51,926
                                                          ----------------------     ----------------------
Net increase (decrease) in cash and cash equivalents      (24,743)       7,437          5,116       13,549
Cash and cash equivalents at beginning of the period       45,902        9,759         16,043        3,647
                                                          ----------------------     ----------------------
Cash and cash equivalents at end of period               $ 21,159       17,196         21,159       17,196
                                                          ======================     ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  5,466        3,994          9,578        4,454
  Cash paid for interest                                    8,334       13,001         18,780       26,145

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,147        1,513          2,204        2,812
    Conversion of real estate owned to loans receivable        --           78             57           78
    Capitalization of mortgage servicing rights                 7           --             44          992
    Transfer of loans from held to maturity to
       held for sale                                           --       67,117             --       67,117






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are
prepared in accordance with instructions to Form   10-Q and do not
include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the three months and six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

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

                                           March 31, 2002
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,011        --         (5)      2,006
Equity securities             2,738        --        (38)      2,700
                            -------------------------------------------
  Total                   $   4,749        --        (43)      4,706
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                           March 31, 2002
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  1,737        43         --      1,780
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    62        10         --         72
                            -------------------------------------------
     Total                  $  1,799        53         --      1,852
                            ===========================================

(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                           March 31, 2002
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Fixed rate	            $    581        14         --          595
    Balloon maturity and
      adjustable rate         1,126        49         --        1,175
FNMA pass-through
  certificates:
   Fixed rate                   134        --         (1)         133
   Balloon maturity and
     adjustable rate            276         3         --          279
Pass-through certificates
  guaranteed by GNMA
    Fixed rate                  298        15         --          313
Collateralized mortgage
  obligation bonds              142        --         (1)         141
Other asset-backed
  securities                  1,702        55         --        1,757
                            -------------------------------------------
      Total                $  4,259       136         (2)       4,393
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 254,690
      Business properties                                344,287
      Partially guaranteed by VA or
        insured by FHA                                    18,853
    Construction and development                         193,810
                                                       ----------
       Total mortgage loans                              811,640
  Commercial loans                                        15,020
  Installment loans to individuals                        41,638
                                                       ----------
    Total loans held for investment                      868,298
  Less:
    Undisbursed loan funds                               (64,165)
    Unearned discounts and fees and costs
      on loans, net                                       (6,673)
    Allowance for losses on loans                         (6,227)
                                                       ----------
     Net loans held for investment                     $ 791,233
                                                       ==========


                                                        March 31,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  78,096
    Less:
      Undisbursed loan funds                             (15,425)
      Unearned discounts and fees and costs
        on loans, net                                        (67)
                                                       ----------
        Net loans held for sale                         $ 62,604
                                                       ==========

     Included in the loans receivable balances at March 31, 2002, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $2.2 million. Loans and participations serviced for others amounted to approximately $467.2 million at March 31, 2002.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                        March 31,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 7,486
Less:  allowance for losses                              (1,151)
                                                       ----------
   Total                                                $ 6,335
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2002. Dollar amounts are expressed in thousands.

     Balance at October 1, 2001               $  8,008
     Additions:
        Originated mortgage servicing rights        44
     Reductions:
        Amortization                             1,198
        Sale of mortgage servicing rights           --
        Impairment loss                            190
                                               --------
     Balance at March 31, 2002                $  6,664
                                               ========


(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/02    3/31/01        3/31/02    3/31/01
                                             ----------------------    ----------------------
Net income (in thousands)                     $  4,026      2,791          9,187      5,800

Basic weighted average shares outstanding    8,412,887  8,556,995      8,460,142  8,548,574
Effect of stock options                         27,824     57,030         32,943     64,950
                                             ----------------------    ----------------------
Dilutive potential common shares             8,440,711  8,614,025      8,493,085  8,613,524

Net income per share:
   Basic                                      $  0.48        0.33           1.09       0.68
   Diluted                                       0.48        0.32           1.08       0.67



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


Three months ended                    Mortgage  Other and
March 31, 2002               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,556       --         69         9,625
Provision for loan losses       150       --         --           150
Other income                  2,200    2,590     (2,528)        2,262
General and administrative
  expenses                    2,835    2,684       (435)        5,084
Income tax expense            3,238      (54)      (557)        2,627
                            -------------------------------------------
    Net income              $ 5,533      (40)    (1,467)        4,026
                            ===========================================



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
                            ===========================================



Six months ended                      Mortgage  Other and
March 31, 2002               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $18,627       --        138        18,765
Provision for loan losses       491       --         --           491
Other income                  5,758    7,132     (5,568)        7,322
General and administrative
  expenses                    5,842    6,014     (1,290)       10,566
Income tax expense            6,950      430     (1,537)        5,843
                            -------------------------------------------
    Net income              $11,102      688     (2,603)        9,187
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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2002, were $930.6 million, a decrease of $40.8 million from September 30, 2001, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2002, the Bank originated and purchased $245.8 million in mortgage loans held for sale, $287.7 million in mortgage loans held for investment, and $15.5 million in other loans. This total of $549.1 million in loans originated compares to $397.1 million in loans originated during the six months ended March 31, 2001.

     Included in the $62.6 million in loans held for sale as of March 31, 2002, are $13.5 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               3/31/02     9/30/01      3/31/01
                            -------------------------------------
Asset Classification:
   Substandard               $ 17,164       18,780       20,979
   Doubtful                        --           --           --
   Loss                         2,080        1,851        2,313
                            -------------------------------------
                               19,244       20,631       23,292
Allowance for losses           (7,378)      (7,035)      (8,634)
                            -------------------------------------
                             $ 11,866       13,596       14,658
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


LIABILITIES AND EQUITY

     Customer deposit accounts decreased $8.4 million during the six months ended March 31, 2002. The weighted average rate on customer deposits as of March 31, 2002, was 3.45%, a decrease from 5.24% as of March 31, 2001.

     Advances from the FHLB were $253.3 million as of March 31, 2002, an decrease of $20.1 million from September 30, 2001. During the six-month period, the Bank borrowed $55.0 million of new advances and repaid $75.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.1 million as of March 31, 2002, a decrease of $3.1 million from September 30, 2001. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2001.

     Total stockholders' equity as of March 31, 2002, was $100.8 million (10.83% of total assets). This compares to $95.5 million (9.83% of total assets) at September 30, 2001. On a per share basis, stockholders' equity was $11.98 on March 31, 2002, compared to $11.23 on September 30, 2001.

     The Company paid cash dividends on its common stock of $0.125 on November 30, 2001, and of $0.15 on February 22, 2002. Subsequent to the quarter ended March 31, 2002, the Company announced a cash dividend of $0.15 per share to be paid on May 24, 2002, to stockholders of record as of May 3, 2002.

     Total stockholders' equity as of March 31, 2002, includes an unrealized gain of $6,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income (loss)."

Ratios
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six month ended
                           ------------------------
                             3/31/02      3/31/01
                           ------------------------
Return on assets              1.93%         1.14%
Return on equity             18.72%        13.53%
Equity-to-assets ratio       10.83%         8.42%
Dividend payout ratio        25.31%        32.67%


RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 2002 and 2001.

     For the three months ended March 31, 2002, the Company had net income of $4,026,000 or $0.48 per share. This compares to net income of $2,791,000 or $0.33 per share for the quarter ended March 31, 2001.

     For the six months ended March 31, 2002, the Company had net income of $9,187,000 or $1.09 per share. This compares to net income of $5,800,000 or $0.68 per share for the six months ended March 31, 2001.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2002 and 2001. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                    Six months ended 3/31/02   As of
                                  --------------------------- 3/31/02
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  879,928    36,303   8.25%    7.75%
  Mortgage-backed securities         7,761       291   7.50%    7.20%
  Securities                        22,637       471   4.16%    4.30%
  Bank deposits                     24,178       246   2.03%    1.31%
                                  -------------------------------------
    Total earning assets           934,504    37,311   7.99%    7.54%
                                            ---------------------------
Non-earning assets                  31,744
                                  ---------
      Total                     $  966,248
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 577,962    11,166   3.86%    3.45%
  FHLB Advances                    279,259     7,380   5.29%    4.97%
  Other borrowings                      --        --     --%      --
                                  -------------------------------------
    Total costing liabilities      857,221    18,546   4.33%    3.92%
                                            ---------------------------
Non-costing liabilities             10,931
Stockholders' equity                98,096
                                  ---------
      Total                     $  966,248
                                  =========
Net earning balance             $   77,283
                                  =========
Earning yield less costing rate                        3.66%    3.62%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  934,504    18,765   4.02%
                                  ==========================




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



                                         Six months ended March 31, 2002, compared to
                                              six months ended March 31, 2001
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (3,780)      (2,419)        226      (5,973)
  Mortgage-backed securities                  74         (298)        (40)       (264)
  Securities                                (271)         113         (46)       (204)
  Other assets                              (106)         511        (325)         80
                                        -----------------------------------------------
Net change in interest income             (4,083)      (2,093)       (185)     (6,361)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (4,443)      (1,038)        301      (5,180)
  FHLB Advances                           (1,983)        (482)         93      (2,372)
  Other borrowings                            (3)          (3)          3          (3)
                                        -----------------------------------------------
Net change in interest expense            (6,429)      (1,523)        397      (7,555)
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $   2,346         (570)       (582)      1,194
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended March 31, 2002, increased $904,000 from the same period in the prior year. Specifically, total interest expense decreased $4.7 million due to a decrease in interest rates paid on interest-costing liabilities. This was partially offset by a decrease in interest income of $3.8 million.

     Net interest margin before loan loss provision for the six months ended March 31, 2002, increased $1.2 million from the same period in the prior year. Specifically, total interest expense decreased $7.6 million, due to a $53.8 million decrease in the average balances of interest-costing liabilities and a decrease in the interest rate cost of those liabilities of 1.4%. This was partially off set by a decrease in total interest income of $6.4 million, which resulted from a decrease in the average balance of interest-earning assets of $40.9 million and decrease in the average interest rates earned on those assets of 96 basis points.

PROVISION FOR LOAN LOSSES
     The Company's provision for loan losses was $150,000 during the quarter ended March 31, 2002, and was $491,000 for the six months ended March 31, 2002. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. An increase in delinquencies of the Bank's residential single-family sub-prime loan portfolio during the six months ended March 31, 2002, resulted in the increase in provision for loan losses. On a consolidated basis, loan loss reserve was 38.3% of total classified assets at March 31, 2002, 34.1% at September 30, 2001, and 37.1% at March 31, 2001.

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

OTHER INCOME
     Other income for the three months ended March 31, 2002, increased $1.2 million from the same period in the prior year. This increase was primarily the result of and increase in net loan servicing fees of $1.1 million, which was a result of decreases in actual and estimated future prepayment of the underlying mortgage loans.

     Other income for the six months ended March 31, 2002, increased $5.2 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $2.5 million due to the increased volume of mortgage banking. Customer service fees increased $647,000 from the prior year, primarily due to the implementation of an overdraft privilege program, which increased the level of overdraft fees collected from demand deposit customers. Loan servicing fees increased $1.9 million and impairment loss on mortgage servicing rights decreased $476,000, which were both a result of a decrease in the actual and estimated future prepayments of the underlying mortgage loans. This was partially offset by a provision for loss on real estate owned of $67,000, and an impairment loss on a particular mortgage-backed security held for investment of $170,000, which represented its full carrying value.

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

GENREAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the quarter ended March 31, 2002, was nearly unchanged from the same period in the previous year. General and administrative expenses for the six months ended March 31, 2002, increased $0.7 million from the same period in the prior year. This was due primarily to an increase in compensation and other expenses attributable to the increased loan origination volume.

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

REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2002, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2002, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2002                                    Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  93,077
Adjustment for regulatory capital:
  Intangible assets                                      (128)
  Disallowed portion of servicing assets                 (569)
  Reverse the effect of SFAS No. 115                      (30)
                                                     ---------
    Tangible capital                                   92,350
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                      92,350
  Qualifying general valuation allowance                4,669
                                                     ---------
       Risk-based capital                           $  97,019
                                                     =========


                                                                   As of March 31, 2002
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $ 97,019     13.5%        57,565      >=8%       71,956     >=10%
Core capital to adjusted tangible assets     92,350     10.0%        36,970      >=4%       46,213      >=5%
Tangible capital to tangible assets          92,350     10.0%        13,864     >=1.5%          --       --
Tier 1 capital to risk-weighted assets       92,350     12.8%            --        --       43,174      >=6%




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

LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of March 31, 2002, the Bank had no loans that exceeded the loans to one borrower limit.


INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of March 31, 2002, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
		There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 2.	Changes in Securities
		None.


Item 3.	Defaults Upon Senior Securities
		None.


Item 4.	Submission of Matters to a Vote of Security Holders
             The annual stockholders' meeting was held on January 22, 2002. The following persons were elected to NASB Financial Inc.'s Board of Directors for three-year terms:

                  Barrett Brady
                  James A. Watson
                  Keith B. Cox

             The firm of Deloitte & Touche LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2002.


Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K
		None.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 13, 2002                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 13, 2002                              By:  /s/Keith B. Cox
                                               Keith B. Cox
                                               Vice President and
                                                 Treasurer