Form 10-Q
period 2002-06-30
NASB FINANCIAL INC
filed 2002-08-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2002

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of August 9, 2002, was 8,420,342.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           June 30,      September 30,
                                              2002            2001
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                  $  20,686      $  16,043
Securities available for sale                 14,396          5,014
Stock in Federal Home Loan Bank, at cost      15,173         13,676
Mortgage-backed securities:
  Available for sale                           1,622          2,406
  Held to maturity (market value of $3,401
    and $7,462 at June 30, 2002, and
    September 30, 2001, respectively)          3,253          6,864
Loans receivable:
  Held for sale                               44,777         92,864
  Held for investment, net                   805,312        803,606
Accrued interest receivable                    5,143          5,587
Real estate owned, net                         6,546          8,043
Premises and equipment, net                    6,653          6,872
Mortgage servicing rights, net                 4,960          8,008
Other assets                                   3,817          2,479
                                           ----------     ----------
                                         $   932,338      $ 971,462
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                $ 564,816      $ 576,040
  Brokered deposit accounts                       --          9,997
  Advances from Federal Home Loan Bank       255,263        273,471
  Escrows                                      4,705          7,116
  Income taxes payable                         1,421          6,427
  Accrued expenses and other liabilities       2,532          2,914
                                           ----------     ----------
      Total liabilities                      828,737        875,965
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,802,112 issued
    at June 30, 2002, and 9,773,612 issued
    at September 30, 2001                      1,470          1,466
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,862         15,635
  Retained earnings                          102,681         93,340
  Treasury stock, at cost; 1,381,770 shares
    at June 30, 2002 and 1,269,522 shares
    at September 30, 2001                    (16,716)       (14,854)
  Accumulated other comprehensive loss           304            (90)
                                           ----------     ----------
      Total stockholders' equity             103,601         95,497
                                           ----------     ----------
                                             932,338        971,462
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended          Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2002         2001          2002         2001
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 17,078       20,314        53,381       62,590
Interest on mortgage-backed securities               98          232           389          788
Interest and dividends on securities                253          436           724        1,111
Other interest income                                63          362           310          528
                                               ---------    ---------     ---------    ---------
  Total interest income                          17,492       21,344        54,804       65,017
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             4,419        8,100        15,585       24,446
Interest on advances from FHLB and
    other borrowings                              3,088        4,634        10,468       14,389
                                               ---------    ---------     ---------    ---------
  Total interest expense                          7,507       12,734        26,053       38,835
                                               ---------    ---------     ---------    ---------
    Net interest income                           9,985        8,610        28,751       26,182
Provision for loan losses                            18          150           509          450
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             9,967        8,460        28,242       25,732
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees                            (1,716)        (250)       (1,792)      (2,231)
  Impairment (loss) recovery on mortgage
       servicing rights                             496          (45)          305        (711)
  Impairment loss on mortgage-backed securities      --           --          (170)          --
  Customer service fees and charges               1,029        1,009         3,144        2,478
  Provision for losses on real estate owned          --           --           (67)          --
  Gain on sale of loans held for sale             1,176        3,806         6,468        6,583
  Other                                             174          319           592          802
                                               ---------    ---------     ---------    ---------
    Total other income                            1,159        4,839         8,480        6,921
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,402        3,469        10,424       10,162
  Premises and equipment                            526          581         1,665        1,733
  Advertising and business promotion                125          142           399          347
  Federal deposit insurance premiums                 26           30            84           92
  Other                                           1,102        1,033         3,175        2,799
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     5,181        5,255        15,747       15,133
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              5,945        8,044        20,975       17,520
Income tax expense                                2,203        3,097         8,046        6,772
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 3,742        4,947        12,929       10,748
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.44         0.58          1.53         1.26
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.44         0.57          1.53         1.25
                                               =========    =========     =========    =========

Weighted average shares outstanding - basic   8,418,968    8,556,995     8,446,417    8,551,381




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock      loss         equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2001          $ 1,466       15,635     93,340    (14,854)      (90)        95,497
  Comprehensive income:
    Net income                           --           --     12,929         --        --         12,929
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --       394            394
                                                                                               ---------
    Total comprehensive income           --           --         --         --        --         13,323
  Cash dividends paid                    --           --     (3,588)        --        --         (3,588)
  Stock options exercised                 4          227         --         --        --            231
  Purchase of common stock for
      Treasury                           --           --         --     (1,862)       --         (1,862)
                                  ----------------------------------------------------------------------
Balance at June 30, 2002           $ 1,470        15,862    102,681    (16,716)      304        103,601
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended          Nine months ended
                                                                 June 30,                   June 30,
                                                          ----------------------     ----------------------
                                                             2002         2001          2002         2001
                                                          ----------------------     ----------------------
Cash flows from operating activities:
  Net income                                              $ 3,742        4,947        12,929        10,748
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                189          214           609          645
  Amortization and accretion, net                           2,464          636         1,379        3,400
  Impairment loss (recovery) on mortgage servicing rights    (496)          45          (305)         711
  Impairment loss on mortgage-backed securities                --           --           170           --
  Gain on sale of loans receivable held for sale           (1,176)      (3,806)       (6,468)      (6,583)
  Provision for loan losses                                    18          150           509          450
  Provision for losses on real estate owned                    --           --            67           --
  Origination and purchase of loans held for sale        (106,588)    (178,137)     (352,416)    (375,413)
  Sale of loans held for sale                             110,191      240,291       444,989      401,216
Changes in:
  Accrued interest receivable                                  76           --           444          (19)
  Accrued expenses and other liabilities and
    income taxes payable                                   (1,065)      (1,509)       (5,804)        (669)
                                                          ----------------------     ----------------------
Net cash provided by operating activities                   7,355       62,831        96,103       34,486

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          976        1,252         3,319        2,388
    Available for sale                                        214          555           753        2,554
  Principal repayments of mortgage loans held
    for investment and held for sale                       96,358      103,582       338,639      280,091
  Principal repayments of other loans receivable            7,742        9,043        26,642       22,841
  Principal repayments of securities available for sale        --           --        20,479          367
  Loan origination - mortgage loans held for investment   (95,988)     (97,439)     (370,957)    (268,812)
  Loan origination - other loans receivable                (5,504)      (9,107)      (15,880)     (24,140)
  Purchase of mortgage loans held for investment           (2,106)     (10,292)      (14,878)     (23,660)
  Purchase of other loans receivable                           --           --        (5,173)          --
  Purchase of investment securities available for sale     (9,194)     (19,772)      (29,194)     (19,772)
  Purchase of FHLB stock                                       --           --        (1,496)      (2,909)
  Proceeds for sale of real estate owned                    1,075        1,804         4,866        3,124
  Purchases of premises and equipment, net                    (75)        (389)         (394)      (1,656)
  Other                                                       142           30        (1,126)      (1,181)
                                                          ----------------------     ----------------------
Net cash used in investing activities                      (6,360)     (20,733)       (44,400)    (30,765)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Three months ended          Nine months ended
                                                                 June 30,                 June 30,
                                                          ----------------------     ----------------------
                                                             2002         2001          2002         2001
                                                          ----------------------     ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts     (2,827)      23,794        (21,221)      27,490
  Proceeds from advances from FHLB                         64,000       65,000        119,000      205,000
  Repayment on advances from FHLB                         (62,070)    (104,067)      (137,209)    (191,898)
  Repayment of notes payable                                   --          (50)            --         (100)
  Cash dividends paid                                      (1,263)      (1,070)        (3,588)      (2,995)
  Stock options exercised                                      45           --            231           15
  Repurchase of common stock                                   --           --         (1,862)          --
  Net increase (decrease) in escrows                          647           (7)        (2,411)      (1,986)
                                                          ----------------------     ----------------------
Net cash provided by (used in) financing activities        (1,468)     (16,400)       (47,060)      35,526
                                                          ----------------------     ----------------------
Net increase (decrease) in cash and cash equivalents         (473)      25,698          4,643       39,247
Cash and cash equivalents at beginning of the period       21,159       17,196         16,043        3,647
                                                          ----------------------     ----------------------
Cash and cash equivalents at end of period               $ 20,686       42,894         20,686       42,894
                                                          ======================     ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  3,720        4,387         13,298        8,841
  Cash paid for interest                                    7,525       12,720         26,305       38,864

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,196        2,783          3,400        5,595
    Conversion of real estate owned to loans receivable        --           --             57           78
    Capitalization of mortgage servicing rights                --          611             44        1,603
    Transfer of loans from held to maturity to
       held for sale                                           --           --             --       67,117






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are
prepared in accordance with instructions to Form   10-Q and do not
include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the three months and nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

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

The company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of June 30, 2002, have remained unchanged from September 30, 2001. These policies are provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8
"Financial Statements and Supplementary Data"in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2001.

     The FASB recently issued SFAS No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations," No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections," and No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These Statements are effective on various dates throughout the Company's 2003 fiscal year. Implementation of these Statements is not expected to have a material effect on the Company's consolidated financial statements.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.



 (2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                           June 30, 2002
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. Government Obligations $ 2,011        --         (5)      2,006
Equity securities             2,738        47         --       2,785
Debt securities			9,189	  416	    --	   9,605
                            -------------------------------------------
  Total                   $  13,938       463         (5)     14,396
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                           June 30, 2002
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  1,531        28         --      1,559
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    54         9         --         63
                            -------------------------------------------
     Total                  $  1,585        37         --      1,622
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                           June 30, 2002
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    948        48         --         996
FNMA pass-through
  certificates:
   Fixed rate                   122        --         --         122
   Balloon maturity and
     adjustable rate            262         2         --         264
Pass-through certificates
  guaranteed by GNMA:
    Fixed rate                  280        15         --         295
Collateralized mortgage
  obligation bonds               44        --         --          44
Other asset-backed
  securities                  1,597        83         --       1,680
                            -------------------------------------------
      Total                $  3,253       148         --       3,401
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 252,366
      Business properties                                373,615
      Partially guaranteed by VA or
        insured by FHA                                    19,387
    Construction and development                         201,045
                                                       ----------
       Total mortgage loans                              846,413
  Commercial loans                                        15,973
  Installment loans to individuals                        40,032
                                                       ----------
    Total loans held for investment                      902,418
  Less:
    Undisbursed loan funds                               (84,318)
    Unearned discounts and fees and costs
      on loans, net                                       (6,649)
    Allowance for losses on loans                         (6,139)
                                                       ----------
     Net loans held for investment                     $ 805,312
                                                       ==========

                                                        June 30,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  69,263
    Less:
      Undisbursed loan funds                             (24,435)
      Unearned discounts and fees and costs
        on loans, net                                        (51)
                                                       ----------
        Net loans held for sale                         $ 44,777
                                                       ==========


     Included in the loans receivable balances at June 30, 2002, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $698 thousand. Loans and participations serviced for others amounted to approximately $429.3 million at June 30, 2002.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 7,168
Less:  allowance for losses                                (622)
                                                       ----------
   Total                                                $ 6,546
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2002. Dollar amounts are expressed in thousands.

     Balance at October 1, 2001               $  8,008
     Additions:
        Originated mortgage servicing rights        44
	   Impairment recovery					 305
     Reductions:
        Amortization                             3,397
        Sale of mortgage servicing rights           --
        Impairment loss                             --
                                               --------
     Balance at June 30, 2002                $   4,960
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended         Nine months ended
                                             ----------------------    ----------------------
                                               6/30/02    6/30/01        6/30/02    6/30/01
                                             ----------------------    ----------------------
Net income (in thousands)                     $  3,742      4,947         12,929     10,748

Basic weighted average shares outstanding    8,418,968  8,556,995      8,446,417  8,551,381
Effect of stock options                         17,655     51,095         26,473     60,130
                                             ----------------------    ----------------------
Dilutive potential common shares             8,436,623  8,608,090      8,472,890  8,611,511

Net income per share:
   Basic                                      $  0.44        0.58           1.53       1.26
   Diluted                                       0.44        0.57           1.53       1.25



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


Three months ended                   Mortgage  Other and
June 30, 2002               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,917       --        68         9,985
Provision for loan losses       168       --        --           168
Other income                    220    2,752    (1,663)        1,309
General and administrative
  expenses                    3,041    2,597      (457)        5,181
Income tax expense            2,667       60      (524)        2,203
                            -------------------------------------------
    Net income              $ 4,261       95      (614)        3,742
                            ===========================================




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
                            ===========================================


Nine months ended                    Mortgage  Other and
June 30, 2002               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $28,544       --        207        28,751
Provision for loan losses       659       --         --           659
Other income                  5,978    9,884     (7,232)        8,630
General and administrative
  expenses                    8,882    8,611     (1,746)       15,747
Income tax expense            9,618      490     (2,062)        8,046
                            -------------------------------------------
    Net income              $15,363      783     (3,217)       12,929
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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2002, were $932.3 million, a decrease of $39.2 million from September 30, 2001, the prior fiscal year end.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2002, the Bank originated and purchased $352.4 million in mortgage loans held for sale, $385.8 million in mortgage loans held for investment, and $21.1 million in other loans. This total of $759.3 million in loans originated compares to $692.0 million in loans originated during the nine months ended June 30, 2001.

     Included in the $44.8 million in loans held for sale as of June 30, 2002, are $19.6 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               6/30/02     9/30/01      6/30/01
                            -------------------------------------
Asset Classification:
   Substandard               $ 17,053       18,780       21,222
   Doubtful                        --           --           --
   Loss                         1,730        1,851        2,945
                            -------------------------------------
                               18,783       20,631       24,167
Allowance for losses           (6,794)      (7,035)      (8,648)
                            -------------------------------------
                             $ 11,989       13,596       15,519
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


LIABILITIES AND EQUITY
     Customer deposit accounts decreased $11.2 million during the nine months ended June 30, 2002. The weighted average rate on customer deposits as of June 30, 2002, was 3.18%, a decrease from 5.12% as of June 30, 2001.

     Advances from the FHLB were $255.3 million as of June 30, 2002, a decrease of $18.2 million from September 30, 2001. During the nine-month period, the Bank borrowed $119.0 million of new advances and repaid $137.2 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.7 million as of June 30, 2002, a decrease of $2.4 million from September 30, 2001. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2001.

     Total stockholders' equity as of June 30, 2002, was $103.6 million (11.11% of total assets). This compares to $95.5 million (9.83% of total assets) at September 30, 2001. On a per share basis, stockholders' equity was $12.30 on June 30, 2002, compared to $11.23 on September 30, 2001.

     The Company paid cash dividends on its common stock of $0.125 on November 30, 2001, and of $0.15 on February 22, 2002, and May 24, 2002. Subsequent to the quarter ended June 30, 2002, the Company announced a cash dividend of $0.15 per share to be paid on August 23, 2002, to stockholders of record as of August 2, 2002.

     Total stockholders' equity as of June 30, 2002, includes an unrealized gain of $304,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income (loss)."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Nine month ended
                           ------------------------
                             6/30/02      6/30/01
                           ------------------------
Return on assets              1.81%         1.42%
Return on equity             17.32%        16.36%
Equity-to-assets ratio       11.11%         8.88%
Dividend payout ratio        27.75%        27.87%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 2002 and 2001.

     For the three months ended June 30, 2002, the Company had net income of $3,742,000 or $0.44 per share. This compares to net income of $4,947,000 or $0.58 per share for the quarter ended June 30, 2001.

     For the nine months ended June 30, 2002, the Company had net income of $12,929,000 or $1.53 per share. This compares to net income of $10,748,000 or $1.26 per share for the nine months ended June 30, 2001.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2002 and 2001. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                    Nine months ended 6/30/02   As of
                                  --------------------------- 6/30/02
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  869,629    53,381   8.18%    7.65%
  Mortgage-backed securities         6,961       388   7.43%    7.18%
  Securities                        23,050       724   4.19%    4.89%
  Bank deposits                     24,277       310   1.70%    1.29%
                                  -------------------------------------
    Total earning assets           923,917    54,803   7.91%    7.41%
                                            ---------------------------
Non-earning assets                  30,557
                                  ---------
      Total                     $  954,474
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 572,233    15,585   3.63%    3.18%
  FHLB Advances                    273,068    10,468   5.11%    4.56%
  Other borrowings                      --        --     --%      --
                                  -------------------------------------
    Total costing liabilities      845,301    26,053   4.11%    3.61%
                                            ---------------------------
Non-costing liabilities             10,119
Stockholders' equity                99,054
                                  ---------
      Total                     $  954,474
                                  =========
Net earning balance             $   78,616
                                  =========
Earning yield less costing rate                        3.80%    3.80%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  954,474    28,750   4.15%
                                  ==========================




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

                                         Nine months ended June 30, 2002, compared to
                                              nine months ended June 30, 2001
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (5,953)      (3,614)        358      (9,209)
  Mortgage-backed securities                  98         (443)        (55)       (400)
  Securities                                (359)         (41)         13        (387)
  Bank deposits                             (299)         186        (105)       (218)
                                        -----------------------------------------------
Net change in interest income             (6,513)      (3,912)        211     (10,214)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (7,442)      (2,030)        611      (8,861)
  FHLB Advances                           (3,059)      (1,092)        233      (3,918)
  Other borrowings                            (3)          (3)          3          (3)
                                        -----------------------------------------------
Net change in interest expense           (10,504)      (3,125)        847     (12,782)
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $   3,991         (787)       (636)      2,568
                                        ===============================================




     Net interest margin before loan loss provision for the three months ended June 30, 2002, increased $1.4 million from the same period in the prior year. Specifically, total interest expense decreased $5.2 million due to a decrease in interest rates paid on interest-costing liabilities. This was partially offset by a decrease in interest income of $3.9 million.

     Net interest margin before loan loss provision for the nine months ended June 30, 2002, increased $2.6 million from the same period in the prior year. Specifically, total interest expense decreased $12.8 million, due to a $74.3 million decrease in the average balances of interest-costing liabilities and a decrease in the interest rate cost of those liabilities of 1.5%. This was partially off set by a decrease in total interest income of $10.2 million, which resulted from a decrease in the average balance of interest-earning assets of $56.8 million and decrease in the average interest rates earned on those assets of 93 basis points.

PROVISION FOR LOAN LOSSES
     The Company's provision for loan losses was $18,000 during the quarter ended June 30, 2002, and was $509,000 for the nine months ended June 30, 2002. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. An increase in delinquencies of the Bank's residential single-family sub-prime loan portfolio during the nine months ended June 30, 2002, resulted in the increase in provision for loan losses. On a consolidated basis, loan loss reserve was 36.2% of total classified assets at June 30, 2002, 34.1% at September 30, 2001, and 35.8% at June 30, 2001.

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

OTHER INCOME
     Other income for the three months ended June 30, 2002, decreased $3.7 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $2.6 million due to decreased mortgage banking volume. Additionally, net loan servicing fees decreased $1.6 million, which was a result of increases in actual and estimated future prepayment of the underlying mortgage loans during the quarter.

     Other income for the nine months ended June 30, 2002, increased $1.7 million from the same period in the prior year. Specifically, customer service fees increased $666,000 from the prior year, primarily due to the implementation of an overdraft privilege program, which increased the level of overdraft fees collected from demand deposit customers. Loan servicing fees increased $439,000 and impairment loss on mortgage servicing rights decreased $1.0 million, which were both a result of a decrease in the actual and estimated future prepayments of the underlying mortgage loans that occurred primarily in the first quarter of fiscal 2002. This was partially offset by an impairment loss on a particular mortgage-backed security held for investment of $170,000, which represented its full carrying value.

       Income from loan servicing fees are net of amortization of mortgage servicing rights. Such amortization is greatly affected by the level of actual prepayments and estimated future prepayments on the underlying mortgage loans. Management performs an ongoing analysis of mortgage servicing rights to determine to what extent, if any, they may be impaired. Changes in the trend of mortgage interest rates can occur quickly and may have a significant impact on future mortgage prepayments and amortization of mortgage servicing rights

GENREAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the quarter ended June 30, 2002, was nearly unchanged from the same period in the previous year. General and administrative expenses for the nine months ended June 30, 2002, increased $614,000 from the same period in the prior year. This was due primarily to an increase in compensation and other expenses attributable to the increased loan origination volume.

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

REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2002, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2002, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2002                                    Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $  97,162
Adjustment for regulatory capital:
  Intangible assets                                      (123)
  Disallowed portion of servicing assets                 (456)
  Reverse the effect of SFAS No. 115                     (275)
                                                     ---------
    Tangible capital                                   96,308
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                      96,308
  Qualifying general valuation allowance                4,518
                                                     ---------
       Risk-based capital                           $ 100,826
                                                     =========

                                                                   As of June 30, 2002
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets      $100,829     13.5%        59,654      >=8%       74,568     >=10%
Core capital to adjusted tangible assets     96,308     10.4%        37,018      >=4%       46,272     >=5%
Tangible capital to tangible assets          96,308     10.4%        13,882      >=1.5%         --       --
Tier 1 capital to risk-weighted assets       96,308     12.9%            --        --       44,741     >=6%



LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of June 30, 2002, the Bank had no loans that exceeded the loans to one borrower limit.


INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of June 30, 2002, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.


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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
During the quarter ended June 30, 2002, a class of plaintiffs filed a lawsuit against the Bank and eleven other financial institution defendants in the Circuit Court of St. Louis County, Missouri. The suit alleges that all the defendants, including the Bank, who charged fees to their customers for the preparation of mortgage documents have engaged in the practice of law without a license. The suit covers such fees charged during the period between March 15, 1997, and March 31, 2002. The class seeks to recover all fees charged during that period, plus an unspecified amount of punitive damages. This legal action is still in its initial stages, however, management believes the suit is without merit and is preparing a response to vigorously defend the Bank's position. Management believes that the Bank will prevail, but at this preliminary stage cannot determine its level of exposure. An adverse outcome could have a material impact on the financial statements of the Bank.

There were no other material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 13, 2002                               By:/s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 13, 2002                               By:/s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer