Form 10-K
period 2002-09-30
NASB FINANCIAL INC
filed 2002-12-30
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2002

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         [X]Yes     [ ] No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on December 13, 2002, was approximately $209.4 million.

     As of December 13, 2002, there were issued and outstanding
8,432,342 shares of the Registrant's common stock.


                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2002.
2. Part III - Proxy Statement for the 2003 Annual Meeting of
   Stockholders.

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

     The Bank's market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, and Lafayette in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, two in Kansas City, and two in St. Joseph. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri and Overland Park and Leawood in Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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

As of 9/30/02
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 870,532     8.13%
  Mortgage-backed securities           6,552     7.42%
  Investments                         24,455     4.48%
  Bank deposits                       22,521     1.52%
                                  ----------------------
    Total earning assets             924,060     7.86%
Non-earning assets                    29,193   ---------
                                  -----------
      Total                        $ 953,253
                                  ===========

Interest-costing liabilities:
  Customer deposit accounts        $ 567,717     3.47%
  FHLB advances                      274,717     4.84%
  Other borrowings                        --       --
                                  ----------------------
    Total costing liabilities        842,434     3.92%
Non-costing liabilities               10,157   ---------
Stockholders' equity                 100,662
                                  -----------
      Total                        $ 953,253
                                  ===========
Net earning balance                 $ 81,626
                                  ===========
Earning yield less costing rate                  3.94%
                                               =========

                                       As of 9/30/01
                                  ----------------------
                                     Average     Yield/
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
                                               =========


                                      As of 9/30/00
                                  ----------------------
                                     Average     Yield/
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

                               Year ended September 30,
                        ---------------------------------------
                          2002    2001    2000    1999    1998
                        ---------------------------------------
Return on average assets  2.04%   1.67%   1.63%   1.65%   1.85%
Return on average equity 19.40%  18.25%  18.12%  17.35%  21.06%
Equity to asset ratio    11.19%   9.83%   8.50%   9.55%   8.78%
Dividend payout ratio    24.41%  24.87%  22.89%  21.11%  15.63%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2002     2001     2000     1999     1998
             -----------------------------------------------
February      $ 0.15    0.125     0.10     0.08    0.0625
May             0.15    0.125     0.10     0.08    0.0625
August          0.15    0.125     0.10     0.08    0.0625
November        0.15    0.125     0.10     0.08    0.0625



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



	                                                     As of September 30,
                          --------------------------------------------------------------------------
                             2002           2001           2000           1999           1998
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $355,314  35%   387,828  38    468,997  46    430,635  50    455,503  61
  Business properties     391,381  38    314,025  31    214,882  21    153,549  18     79,460  11
  Partially guaranteed
    by VA or insured
    by FHA                  8,042   1     30,898   3     27,138   3     34,945   4     25,533   3
  Construction and
    development           207,729  20    217,354  22    246,822  24    197,041  23    150,729  20
                         -------------   ------------   ------------   ------------   ------------
     Total mortgage loans 962,466  94    950,105  94    957,939  94    816,170  95    711,225  95
Commercial loans           15,822   2     10,857   1      7,143   1      4,335  --      7,225   1
Installment loans to
    individuals            37,904   4     49,075   5     48,646   5     41,737   5     28,524   4
                         -------------   ------------   ------------   ------------   ------------
                       $1,016,192 100  1,010,037 100  1,013,628 100    862,242 100    746,974 100
                         =============   ============   ============   ============   ============



     The following table sets forth information at September 30, 2002, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2004
                                      Through    After
                              2003      2007      2007        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  1,197    52,662    264,705      318,564
   - at adjustable rates       756     5,655    429,762      436,173
Construction and development:
   - at fixed rates         29,698     6,720         --       36,418
   - at adjustable rates   159,193    12,118         --      171,311
                           ------------------------------------------
Total mortgage loans       190,844    77,155    694,467      962,466
Commercial loans             2,233     3,280     10,309       15,822
Installment loans to
  Individuals                4,190     4,261     29,453       37,904
                           ------------------------------------------
   Total loans receivable $197,267    84,696    734,229    1,016,192
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2002, 35% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veteran's Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2002, are $8.0 million or 1% of the Bank's total loans that were insured by the FHA or VA.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are offered to owner/occupants, to persons building a residence for seasonal use or for investment purposes, and to builders/developers who build properties to be sold. As of September 30, 2002, 20% of the Bank's total loans receivable were construction and development loans. Construction loans are originated at interest rates that adjust daily based on a pre-determined percentage indexed to the prime lending rate. Most construction loans are due and payable within one year or else are converted to a permanent loan. In some cases extensions are permitted if payments are current and the construction has continued satisfactorily. Land acquisition and development loans for the purpose of developing raw land into residential or commercial property typically have three-year terms at floating interest rates.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2002, commercial real estate loans on business properties were $391.4 million or 38% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2002, consumer installment loans and lease financing to individuals represented approximately 4% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2002, the Bank sold $269.5 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2002, the Bank had loans held for sale with a carrying value of $73.6 million.

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

                                         As of September 30,
                             -----------------------------------------
                                 2002    2001    2000    1999    1998
                             -----------------------------------------
Asset Classification
  Substandard                $ 14,822  18,780  17,235  12,287  10,772
  Doubtful                         --      --      --      --       8
  Loss                          1,395   1,851   2,857   2,738   1,956
                             -----------------------------------------
    Total Classified           16,217  20,631  20,092  15,025  12,736
Allowance for loan/REO
  Losses                       (6,854) (7,035) (8,386) (7,960) (7,701)
                             -----------------------------------------
   Net classified assets     $  9,363  13,596  11,706   7,065   5,035
                             =========================================
   Net classified to total
     classified assets             58%     66%     58%     47%     40%
                             =========================================


     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                                          September 30,
                           ------------------------------------------
                              2002    2001    2000    1999    1998
                           ------------------------------------------
Total Assets              $ 978,222 972,056 984,525 825,797 736,054
                           ==========================================

Non-accrual loans         $   6,361   6,877   4,447   4,074   3,854
Troubled debt
  Restructurings              3,337   3,575   8,142   4,004   6,031
Net real estate and
  other assets acquired
  through foreclosure         4,938   8,043   3,683   2,702   3,232
                           ------------------------------------------
     Total                $  14,636  18,495  16,272  10,780  13,117
                           ==========================================
Percent of total assets        1.50%   1.90%   1.65%   1.31%   1.78%
                           ==========================================


     Delinquencies. The following table summarizes delinquent loan information.

                      As of September 30, 2002
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               129          $ 15,874           1.6%
90 or more days             100             6,361           0.6%
                       -----------       -----------------------------
    Total                   229          $ 22,235           2.2%
                       ===========       =============================

                      As of September 30, 2001
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               169          $  9,481           0.9%
90 or more days              92             6,877           0.7%
                        -----------       ----------------------------
    Total                   261          $ 16,358           1.6%
                        ===========       ============================


     The effect of non-performing loans on interest income for fiscal year 2002 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2002                        $  6,361
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2002 if
    these loans had been performing                 $    600
Actual amount included in interest income for
    fiscal 2002                                          168
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    432
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

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2002    2001    2000    1999    1998
                             -----------------------------------------
Balance at beginning of year  $ 5,835   7,157   6,671   6,405   6,272
Total provisions                  557     460     600     300      64
Recoveries (charge-offs)         (527) (1,782)   (114)    (34)     69
                             -----------------------------------------
Balance at end of year        $ 5,865   5,835   7,157   6,671   6,405
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

                                             September 30,
                            -----------------------------------------
                                2002    2001    2000    1999    1998
                            -----------------------------------------
Beginning allowance for loss   $1,200   1,229   1,289   1,336   1,680
Provisions                       (236)    140      --      --  (1,987)
Net recoveries (charge-offs)     (318)   (169)    (60)    (47)  1,643
                            -----------------------------------------
Allowance for loss at year-end $  646   1,200   1,229   1,289   1,336
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

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC and FNMA. As of September 30, 2002, the Bank had $1.2 million in fixed rate and $251,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The Bank also had $41,000 in CMO bonds held to maturity.

INVESTMENT SECURITIES
     As of September 30, 2002, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.


                                                              September 30,
                        ----------------------------------------------------------------------------
                            2002            2001            2000           1999            1998
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 70,919  13	  65,885  11      63,010  10      57,987  10      60,803  11
Savings accounts         100,737  18      84,918  15      77,839  13      85,758  15      78,991  14
Money market demand
   accounts                9,298   2       6,782   1       6,505   1       7,004   1       8,276   2
Certificates of deposit  368,483  67     418,455  71     474,311  76     414,714  74     397,434  73
Brokered accounts             --  --       9,997   2          --  --          --  --          --  --
                        -------------    ------------    ------------    ------------    -----------
                        $549,437 100     586,037 100     621,665 100     565,463 100     545,504 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          2.78%           4.55%           5.46%           4.83%           5.04%




     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        2002      2001      2000      1999      1998
                     -------------------------------------------------
Deposit receipts    $ 873,622   908,522   884,054   741,718   582,168
Withdrawals           930,237   924,111   857,358   744,325   576,831
                     -------------------------------------------------
Deposit receipts
  and purchases in
  Excess of (less
  than) withdrawals   (56,615)  (15,589)   26,696    (2,607)    5,337
Deposits sold              --   (51,631)       --        --        --
Interest credited      20,015    31,592    29,506    22,566    19,623
                     -------------------------------------------------
    Net increase
      (decrease)    $ (36,600)  (35,628)   56,202    19,959    24,960
                     =================================================
Balance at end
  of year           $ 549,437   586,037   621,665   565,463   545,504
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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, particularly when management determines that it can profitably invest the advances over their term. During fiscal 2002, the Bank borrowed an additional $224.0 million in advances, repaid $202.3 million, and as of September 30, 2002, had a balance of $295.2 million (34% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                   --------------------------------------------------
                      2002      2001      2000      1999      1998
                   --------------------------------------------------
FHLB advances     $ 295,192   273,471   264,436   168,088   109,210
Other notes payable      --        --       100       150       200
                  --------------------------------------------------
   Total          $ 295,192   273,471   264,536   168,238   109,410
                  ==================================================
Weighted average
   rate                3.73%     5.47%     6.67%     5.51%     5.77%
                  ==================================================

     As of September 30, 2002, the Bank had no category of short-term borrowings for which the average balance outstanding during the year was more than stockholders' equity.


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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2002, the Bank and its subsidiaries had 314 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2002, of $15.2 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2002, the Bank had no supervisory goodwill or intangible assets and $284,000 of the Bank's servicing rights were deducted from its regulatory capital. At September 30, 2002, the Bank's core capital ratio was 10.6%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2002, North American's regulatory tangible capital was 10.6% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2002, the Bank's current risk-based regulatory capital was 12.6% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 2002, North American had no loans that exceeded its loans-to-one-borrower limit.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2002, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2002, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 2002 and 2001, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under the new tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture will be completed over a six-year phase-in period. The phase-in period was delayed for two years for institutions who met certain residential lending requirements. As of September 30, 2002, North American had approximately $2 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock has forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North America's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has 8 branch offices, 6 loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2002, was approximately $5.9 million.

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

12900 Metcalf - Suite 140
Overland Park, Kansas             1996       Leased    December 2004

12800 Corporate Hill Drive
St. Louis, Missouri               2000       Leased    April 2005

1014 Country Club Road
St. Charles, Missouri             1997       Leased    December 2006

One Hallbrook Place, Suite 225
Leawood, Kansas                   2002       Leased    April 2007

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

                                 PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 42 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 11 in the 2002
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 12 through 38 of the 2002
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE
     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 3 through 10 of the Company's Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 5 through 10 of the Company's Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 2 and 3 of the Company's Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 9 of the Company's Proxy
Statement for the 2003 Annual Meeting s incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. The undersigned, principal executive officer and principal financial officer of NASB Financial, Inc. conclude that the disclosure controls and procedures of NASB Financial, Inc. are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

     Changes in Internal Controls. There have been no significant changes in the internal controls of NASB Financial, Inc. or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of NASB Financial, Inc.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2002 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2002, and 2001
(Annual Report - Page 12).

     Consolidated Statements of Income for the years ended September 30, 2002, 2001, and 2000 (Annual Report - Page 13).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2002, 2001, and 2000 (Annual Report - Pages 14 and 15).

     Consolidated Statements of Stockholders' Equity for the years
ended September 30, 2002, 2001, and 2000 (Annual   Report - Page 16).

     Notes to Consolidated Financial Statements (Annual Report - Pages 17 through 38).

     Report of Independent Auditors (Annual Report - Page 39).

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

*13) 2002 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2002, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2003 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

99.1)   Statement under Oath of Chief Executive Officer

99.2)   Statement under Oath of Chief Financial Officer

* Filed Herewith

(b) Reports of Form 8-K.

     A report on Form 8-K was filed on September 17, 2002, which announced the signing of a definitive agreement on September 5, 2002, pursuant to which Community Bancorp, Inc. ("CBES") will be merged with and into a wholly owned subsidiary of NASB Financial , Inc. formed solely to facilitate the transaction. The agreement provides that upon the effective date of the merger, each shareholder of CBES will receive $17.50 in cash for each share of CBES common stock owned by such shareholder.

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                    Title

/s/ David H. Hancock                         Chairman (Chief Executive
David H. Hancock                                Officer)


/s/ Rhonda Nyhus                             Chief Financial Officer
Rhonda Nyhus                                 (Principal Accounting
                                               Officer)


/s/ Keith B. Cox                             Director
Keith B. Cox

/s/ Frederick V. Arbanas                     Director
Frederick V. Arbanas


/s/ Barrett Brady                            Director
Barrett Brady


/s/ Linda S. Hancock                         Director
Linda S. Hancock


/s/ W. Russell Welsh                         Director
W. Russell Welsh


/s/ James A. Watson                          Director
James A. Watson

I, David Hancock, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of NASB Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 30, 2002

I, Rhonda Nyhus, Vice President and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of NASB Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 30, 2002