Form 10-Q
period 2002-12-31
NASB FINANCIAL INC
filed 2003-02-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2002

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of February 10, 2003, was 8,439,942.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                         December 31,     September 30,
                                              2002            2002
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $     7,836          4,168
Securities available for sale                 13,386         14,635
Stock in Federal Home Loan Bank, at cost      19,230         15,173
Mortgage-backed securities:
  Available for sale                           7,721          2,684
  Held to maturity (market value of $1,398
    and $1,544 at December 31, 2002, and
    September 30, 2002, respectively)          1,332          1,483
Loans receivable:
  Held for sale                              130,899         73,591
  Held for investment, net                   889,090        839,284
Accrued interest receivable                    5,489          4,795
Real estate owned, net                         5,821          4,938
Premises and equipment, net                    7,267          6,523
Investment in LLC                              2,262            200
Mortgage servicing rights, net                 2,214          2,957
Deferred tax asset                             3,051          2,537
Other assets                                  11,152          5,254
                                           ----------     ----------
                                         $ 1,106,750        978,222
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Checks outstanding in excess of
    bank balances                        $     9,259          7,764
  Customer deposit accounts                  617,930        549,437
  Advances from Federal Home Loan Bank       349,479        295,192
  Escrows                                      4,001          7,404
  Income taxes payable                         5,105          2,230
  Accrued expenses and other liabilities       7,727          6,749
                                           ----------     ----------
      Total liabilities                      993,501        868,776
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,818,112 issued
    at December 31, 2002, and 9,802,112 issued
    at September 30, 2002                      1,473          1,470
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,922         15,862
  Retained earnings                          112,158        108,367
  Treasury stock, at cost; 1,382,170 shares
    at December 31, 2002 and 1,381,770 shares
    at September 30, 2002                    (16,726)       (16.716)
  Accumulated other comprehensive income         422            463
                                           ----------     ----------
      Total stockholders' equity             113,249        109,446
                                           ----------     ----------
                                         $ 1,106,750        978,222
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                  2002         2001
                                               ---------    ---------
Interest on loans                              $ 17,730       18,723
Interest on mortgage-backed securities               89          177
Interest and dividends on securities                270          270
Other interest income                                27          173
                                               ---------    ---------
  Total interest income                          18,116       19,343
                                               ---------    ---------

Interest on customer deposit accounts             3,564        6,195
Interest on advances from FHLB and
    other borrowings                              2,801        4,009
                                               ---------    ---------
  Total interest expense                          6,365       10,204
                                               ---------    ---------
    Net interest income                          11,751        9,139
Provision for loan losses                            18          341
                                               ---------    ---------
    Net interest income after provision
      for loan losses                            11,733        8,798
                                               ---------    ---------
Other income (expense):
  Loan servicing fees                              (758)         313
  Impairment recovery (loss) on mortgage
      servicing rights                              247         (276)
  Impairment loss on mortgage-backed securities      --         (170)
  Customer service fees and charges               1,346        1,099
  Provision for losses on real estate owned      (1,200)         (67)
  Loss on sale of investments                       (13)          --
  Gain on sale of loans held for sale             2,737        3,740
  Other                                             (34)         421
                                               ---------    ---------
    Total other income                            2,325        5,060
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                2,513        2,451
  Commission-based mortgage banking
      compensation                                1,364        1,233
  Premises and equipment                            558          528
  Advertising and business promotion                260          124
  Federal deposit insurance premiums                 26           30
  Other                                           1,121        1,116
                                               ---------    ---------
    Total general and administrative expenses     5,842        5,482
                                               ---------    ---------
    Income before income tax expense              8,216        8,376
Income tax expense                                3,161        3,216
                                               ---------    ---------
    Net income                                  $ 5,055        5,160
                                               =========    =========
Basic earnings per share                        $  0.60         0.61
                                               =========    =========
Diluted earnings per share                      $  0.60         0.60
                                               =========    =========

Weighted average shares outstanding           8,425,299    8,509,525




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income          equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2002          $ 1,470       15,862    108,367    (16,716)      463        109,446
  Comprehensive income:
    Net income                           --           --      5,055         --        --          5,055
    Other comprehensive loss,
      net of tax
       Unrealized loss on securities     --           --         --         --       (41)           (41)
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --          5,014
  Cash dividends paid                    --           --     (1,264)        --        --         (1,264)
  Stock options exercised                 3           60         --         --        --             63
  Purchase of common stock for
      treasury                           --           --         --        (10)       --            (10)
                                  ----------------------------------------------------------------------
Balance at December 31, 2002        $ 1,473       15,922    112,158    (16,726)      422        113,249
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2002         2001
                                                          ----------------------
Cash flows from operating activities:
  Net income                                              $ 5,055        5,160
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                179          215
  Amortization and accretion, net                             392         (449)
  Impairment (recovery) loss on mortgage servicing rights    (247)         276
  Impairment loss on mortgage-backed securities                --          170
  Net fair value of loan related commitments                  248           --
  Gain on sale of loans receivable held for sale           (2,737)      (3,740)
  Provision for loan losses                                    18          341
  Provision for losses on real estate owned                 1,200           67
  Origination and purchase of loans held for sale        (203,881)    (150,185)
  Sale of loans receivable held for sale                  208,028      192,075
Changes in:
  Accrued interest receivable                                (347)         534
  Accrued expenses and other liabilities and
    income taxes payable                                    3,695        1,464
                                                          ----------------------
Net cash provided by operating activities                  11,603       45,928

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          163          976
    Available for sale                                        227          289
  Principal repayments of mortgage loans held
    for investment and held for sale                      170,336      143,796
  Principal repayments of other loans receivable           10,221       10,374
  Maturity of investment securities available for sale         --       20,000
  Loan origination - mortgage loans held for investment  (222,814)    (171,299)
  Loan origination - other loans receivable                (6,578)      (5,368)
  Purchase of mortgage loans held for investment           (1,260)      (8,294)
  Purchase of investment securities available for sale         --      (20,000)
  Purchase of FHLB stock                                   (1,735)      (1,497)
  Purchase from sale of securities available for sale       2,738           --
  Proceeds for sale of real estate owned                    1,102        1,552
  Purchases of premises and equipment, net of sales            32         (223)
  Investment in LLC                                        (2,063)          --
  Net cash acquired in merger                              16,664           --
  Other                                                    (1,028)        (926)
                                                          ----------------------
Net cash used in investing activities                     (33,995)     (30,620)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2002         2001
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts    (14,258)       5,177
  Proceeds from advances from FHLB                        145,000       45,000
  Repayment on advances from FHLB                        (101,072)     (30,068)
  Cash dividends paid                                      (1,264)      (1,063)
  Stock options exercised                                      63           94
  Repurchase of common stock                                   --         (329)
  Change in checks outstanding in excess of
    bank balances                                           1,494           --
  Net decrease in escrows                                  (3,903)      (4,260)
                                                          ----------------------
Net cash provided by financing activities                  26,060       14,551
                                                          ----------------------
Net increase in cash and cash equivalents                   3,668       29,859
Cash and cash equivalents at beginning of the period        4,168       16,043
                                                          ----------------------
Cash and cash equivalents at end of period               $  7,836       45,902
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    (12)       4,112
  Cash paid for interest                                    6,343       10,446

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,034        1,057
    Conversion of real estate owned to loans receivable        --           57
    Capitalization of mortgage servicing rights                41           36

    In connection with the merger, the Company acquired assets of $109.9 million, assumed liabilities of $94.3 million, and received net cash of $16.7 million.






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are
prepared in accordance with instructions to Form   10-Q and do not
include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The consolidated balance sheet of the Company as of September 30, 2002, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of December 31, 2002, have remained unchanged from September 30, 2002. These policies are provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8
"Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2002.

     The FASB recently issued SFAS No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations," No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections," No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and No. 147, "Acquisitions of Certain Financial Institutions." These Statements are effective on various dates throughout the Company's 2003 fiscal year. Implementation of these Statements is not expected to have a material effect on the Company's consolidated financial statements.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         December 31, 2002
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
U.S. government obligations $ 2,011        --         --       2,011
Agency securities             1,515        --         (1)      1,514
Debt securities               9,165       621         --       9,786
Municipal securities             75        --         --          75
                            -------------------------------------------
  Total                    $ 12,766       621         (1)     13,386
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        December 31, 2002
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  1,229        31         --      1,260
FHLMC participation
  certificates
    - fixed rate               5,238        27         --      5,265
Other asset backed
  securities                   1,137        --         --      1,137
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    50         9         --         59
                            -------------------------------------------
     Total                  $  7,654        67         --      7,721
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        December 31, 2002
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    786        48         --          834
FNMA pass-through
  certificates:
    Fixed rate                  107        --         --          107
    Balloon maturity and
      adjustable rate           167         2         --          169
Pass-through certificates
  guaranteed by GNMA
      - fixed rate              233        16         --          249
Collateralized mortgage
  obligation bonds               39        --         --           39
                            -------------------------------------------
      Total                $  1,332        66         --        1,398
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                     December 31,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 247,256
      Business properties                                428,651
      Partially guaranteed by VA or
        insured by FHA                                    21,649
    Construction and development                         231,382
                                                       ----------
       Total mortgage loans                              928,938
  Commercial loans                                        18,874
  Installment loans to individuals                        37,431
                                                       ----------
    Total loans held for investment                      985,243
  Less:
    Undisbursed loan funds                               (83,669)
    Unearned discounts and fees and costs
      on loans, net                                       (5,327)
    Allowance for losses on loans                         (7,157)
                                                       ----------
     Net loans held for investment                     $ 889,090
                                                       ==========

                                                      December 31,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 139,815
    Less:
      Undisbursed loan funds                              (9,465)
      Unearned discounts and fees and costs
        on loans, net                                        549
                                                       ----------
        Net loans held for sale                        $ 130,899
                                                       ==========

     Included in the loans receivable balances at December 31, 2002, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $803,000. Loans and participations serviced for others amounted to approximately $411.6 million at December 31, 2002.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2002
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 7,697
Less:  allowance for losses                              (1,876)
                                                       ----------
   Total                                                $ 5,821
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2002. Dollar amounts are expressed in thousands.

     Balance at October 1, 2002               $  2,957
     Additions:
        Originated mortgage servicing rights        41
        Acquired in merger                         122
        Impairment recovery                        247
     Reductions:
        Amortization                             1,153
        Sale of mortgage servicing rights           --
        Impairment loss                             --
                                               --------
     Balance at December 31, 2002             $  2,214
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended
                                             ----------------------
                                              12/31/02   12/30/01
                                             ----------------------
Net income (in thousands)                     $  5,055      5,160

Basic weighted average shares outstanding    8,425,299  8,509,525
Effect of stock options                         15,340     38,486
                                             ----------------------
Dilutive potential common shares             8,440,639  8,548,011

Net income per share:
   Basic                                      $  0.60        0.61
   Diluted                                       0.60        0.60



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


Three months ended                    Mortgage  Other and
December 31, 2002            Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income        $ 11,772       --        (21)       11,751
Provision for loan losses        18       --         --            18
Other income                  2,079    5,327     (5,081)        2,325
General and administrative
  expenses                    3,070    3,719       (947)        5,842
Income tax expense            4,144      619     (1,602)        3,161
                            -------------------------------------------
    Net income             $  6,619      989     (2,553)        5,055
                            ===========================================



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
                            ===========================================

(10) MERGER

     On December 19, 2002, the merger transaction with Community Bancorp, Inc ("CBES") was completed. Pursuant to a definitive agreement dated September 5, 2002, CBES was merged with and into a wholly owned subsidiary of NASB Financial, Inc. formed solely to facilitate the transaction. The agreement provided that upon the effective date of the merger, each shareholder of CBES would receive $17.50 in cash for each share of CBES common stock owned by such shareholder. The aggregate purchase price was $15.6 million. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition. Dollar amounts are expressed in thousands.


Cash and cash equivalents                   $    32,251
Investments and mortgage backed securities        9,171
Loans receivable                                 58,624
Premises and equipment                              955
Core deposits                                     1,499
Goodwill                                          1,846
Other assets                                      5,577
                                              -----------
Total assets acquired                           109,923
                                              -----------
Customer deposit accounts                        82,750
Advances from Federal Home Loan Bank             10,358
Other liabilities                                 1,228
                                              -----------
Total liabilities assumed                        94,336
                                              -----------
Net assets acquired                         $    15,587
                                              ===========

     The only significant identifiable intangible asset acquired was the core deposit base, which has a useful life of approximately 15 years and will be amortized using the straight-line method. The $1.8 million of goodwill was assigned entirely to the banking segment of the business.

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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2002, were $1,106.8 million, an increase of $128.5 million from September 30, 2002, the prior fiscal year end. $109.9 million of this increase was due to the merger with Community Bancorp, Inc.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2002, the Bank originated and purchased $203.9 million in mortgage loans held for sale, $224.1 million in mortgage loans held for investment, and $6.6 million in other loans. This total of $434.6 million in loans originated compares to $335.1 million in loans originated during the three months ended December 31, 2001.

     Included in the $130.9 million in loans held for sale as of December 31, 2002, are $25.6 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/02     9/30/02     12/31/01
                            -------------------------------------
Asset Classification:
   Substandard               $ 16,537       14,822       19,592
   Doubtful                        --           --           --
   Loss                         2,979        1,395        2,112
                            -------------------------------------
                               19,516       16,217       21,704
Allowance for losses           (9,377)      (6,854)      (7,141)
                            -------------------------------------
                             $ 10,139        9,363       14,563
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

LIABILITIES AND EQUITY
     Customer deposit accounts increased $68.5 million during the three months ended December 31, 2002. The weighted average rate on customer deposits as of December 31, 2002, was 2.52%, a decrease from 4.08% as of December 31, 2001.

     Advances from the FHLB were $349.5 million as of December 31, 2002, an increase of $54.3 million from September 30, 2002. During the three-month period, the Bank borrowed $145.0 million of new advances, acquired $10.4 million in the merger, and repaid $101.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $4.0 million as of December 31, 2002, a decrease of $3.4 million from September 30, 2002. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2002.

     Total stockholders' equity as of December 31, 2002, was $113.2 million (10.3% of total assets). This compares to $109.4 million (11.2% of total assets) at September 30, 2002. On a per share basis, stockholders' equity was $13.42 on December 31, 2002, compared to $13.00 on September 30, 2002.

     The Company paid cash dividends on its common stock of $0.15 on November 22, 2002. Subsequent to the quarter ended December 31, 2002, the Company announced a cash dividend of $0.17 per share to be paid on February 28, 2003, to stockholders of record as of February 7, 2003.

     Total stockholders' equity as of December 31, 2002, includes an unrealized gain of $422,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Three months ended
                           ------------------------
                            12/31/02     12/31/01
                           ------------------------
Return on assets              1.94%         2.10%
Return on equity             18.16%        21.18%
Equity-to-assets ratio       10.23%        10.01%
Dividend payout ratio        25.00%        20.60%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2002 and 2001.

     For the three months ended December 31, 2002, the Company had net income of $5,055,000 or $0.60 per share. This compares to net income of $5,160,000 or $0.61 per share for the quarter ended December 31, 2001.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2002 and 2001. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                  Three months ended 12/31/02   As of
                                  --------------------------- 12/31/02
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  926,802    17,730   7.65%    7.02%
  Mortgage-backed securities         5,382        89   6.61%    6.33%
  Securities                        28,678       270   3.77%    4.19%
  Bank deposits                     10,576        27   1.02%    0.81%
                                  -------------------------------------
    Total earning assets           971,438    18,116   7.46%    6.93%
                                            ---------------------------
Non-earning assets                  26,846
                                  ---------
      Total                     $  998,284
                                  =========
Interest-costing liabilities
  Customer deposits accounts     $ 546,834     3,564   2.61%    2.52%
  FHLB Advances                    312,813     2,801   3.58%    3.30%
  Other borrowings                      --        --     --%      --
                                  -------------------------------------
    Total costing liabilities      859,647     6,365   2.96%    2.80%
                                            ---------------------------
Non-costing liabilities             31,358
Stockholders' equity               107,279
                                  ---------
      Total                     $  998,284
                                  =========
Net earning balance             $  111,791
                                  =========
Earning yield less costing rate                        4.50%    4.13%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  971,438    11,751   4.84%
                                  ==========================




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

                                       Three months ended December 31, 2002, compared to
                                            three months ended December 31, 2001
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,610)         673        (56)       (993)
  Mortgage-backed securities                 (36)         (66)        14         (88)
  Securities                                 (37)          43         (6)         --
  Other assets                               (99)        (110)        63        (146)
                                        -----------------------------------------------
Net change in interest income             (1,782)         540         15      (1,227)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (2,346)        (455)       170      (2,631)
  FHLB Advances                           (1,419)         320       (109)     (1,208)
                                        -----------------------------------------------
Net change in interest expense            (3,765)        (135)        61      (3,839)
                                        -----------------------------------------------
  Increase (decrease) in net
    interest margin                    $   1,983          675        (46)      2,612
                                        ===============================================



     Net interest margin before loan loss provision for the three months ended December 31, 2002, increased $2.6 million from the same period in the prior year. Specifically, total interest expense decreased $3.8 million due to a $20.2 million decrease in the average balances of interest-costing liabilities and a decrease in the interest rate cost of those liabilities of 1.7%. This was partially offset by a decrease in total interest income of $1.2 million from the same period in the prior year. $1.8 million of this decrease resulted from a 63 basis point decrease in the average rate earned on interest-earning assets, which was offset by $14.5 million increase in the average balance of interest-earning assets.

PROVISION FOR LOAN LOSSES
     The Company's provision for loan losses was $18,000 during the quarter ended December 31, 2002, compared to $341,000 for the same period in the prior year. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 48.0% of total classified assets at December 31, 2002, 42.3% at September 30, 2002, and 32.9% at December 31, 2001.

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

OTHER INCOME
     Other income for the three months ended December 31, 2002, decreased $2.7 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $1.0 million due to decreased mortgage banking volume. Provision for losses on real estate owned increased $1.1 million due primarily to a $1.2 million reserve recorded on a hotel property in the Southeast area of Kansas City, Missouri. The provision for loss associated with this property, which was foreclosed in September 2001, reduces it's carrying value to $2.5 million. Several events occurred during the quarter ended December 31, 2002, which led management to establish the provision. First, a well-known large retail chain, which had previously announced plans to occupy space in a shopping mall adjacent to the hotel property, announced that they had been unsuccessful in reaching agreement on a lease. Management believed this retail neighbor would have helped to sustain the pre-provision carrying value of the hotel. Secondly, the hotel property experienced declining occupancy ratios during the quarter and management's efforts to sell the property at its previous carrying value were unsuccessful. Management believes this property is properly recorded at it's new carrying value, however, any further deterioration may require further write-downs in the future.

     Net loan servicing fees decreased $1.1 million, which was a result of increases in actual and estimated future prepayment of the underlying mortgage loans during the quarter. These decreases in other income were partially offset by an increase in impairment recovery on mortgage servicing rights of $523,000. Income from loan servicing fees are net of amortization of mortgage servicing rights. Such amortization is greatly affected by the level of actual prepayments and estimated future prepayments on the underlying mortgage loans. Management performs an ongoing analysis of mortgage servicing rights to determine to what extent, if any, they may be impaired. Changes in the trend of mortgage interest rates can occur quickly and may have a significant impact on future mortgage prepayments and amortization of mortgage servicing rights.

GENREAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the quarter ended December 31, 2002, increased $360,000 from the same period in the previous year. This was due primarily to an increase in compensation and other expenses attributable to the increased loan origination volume.


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

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2002, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2002, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2002                                 Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 103,256
Adjustment for regulatory capital:
  Intangible assets                                    (3,345)
  Disallowed portion of servicing assets                  (46)
  Reverse the effect of SFAS No. 115                     (422)
                                                     ---------
    Tangible capital                                   99,443
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                      99,443
  Qualifying general valuation allowance                5,730
                                                     ---------
       Risk-based capital                           $ 105,173
                                                     =========

                                                                As of December 31, 2002
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 105,173     11.8%        71,327      >=8%       89,159     >=10%
Core capital to adjusted tangible assets     99,443      9.1%        43,822      >=4%       54,778      >=5%
Tangible capital to tangible assets          99,443      9.1%        16,433    >=1.5%          --       --
Tier 1 capital to risk-weighted assets       99,443     11.2%            --        --       53,495      >=6%




LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of December 31, 2002, the Bank had no loans that exceeded the loans to one borrower limit.


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

A report on Form 8-K was filed on December 23, 2002 under Item 2, which announced the consummation of the merger transaction with Community Bancorp, Inc ("CBES") on December 19, 2002. Pursuant to a definitive agreement dated September 5, 2002, CBES was merged with and into a wholly owned subsidiary of NASB Financial , Inc. formed solely to facilitate the transaction. The agreement provided that upon the effective date of the merger, each shareholder of CBES would receive $17.50 in cash for each share of CBES common stock owned by such shareholder.

 A report on Form 8-K was filed on December 23, 2002 under Item 4, which reported management's intent to appoint the firm of BKD, LLP to replace Deloitte & Touche, LLP as independent auditors of the Bank.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


February 14, 2003                          By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 14, 2003                         By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

I, David Hancock, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NASB Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003

I, Rhonda Nyhus, Vice President and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NASB Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003