Form 10-Q
period 2003-03-31
NASB FINANCIAL INC
filed 2003-05-15
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2003

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of May 12, 2003, was 8,439,942.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           March 31,     September 30,
                                              2003            2002
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    54,016          4,168
Securities available for sale                  6,505         14,635
Stock in Federal Home Loan Bank, at cost      19,230         15,173
Mortgage-backed securities:
  Available for sale                           6,687          2,684
  Held to maturity (market value of $1,310
    and $1,544 at March 31, 2003, and
    September 30, 2002, respectively)          1,243          1,483
Loans receivable:
  Held for sale                               89,669         73,591
  Held for investment, net                   908,001        845,149
Allowance for loan losses                     (7,216         (5,865)
Accrued interest receivable                    4,870          4,795
Real estate owned, net                         3,346          4,938
Premises and equipment, net                    6,949          6,523
Investment in LLC                              2,264            200
Mortgage servicing rights, net                 1,689          2,957
Deferred tax asset                             3,153          2,537
Other assets                                  12,163          5,254
                                           ----------     ----------
                                         $ 1,112,569        978,222
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Checks outstanding in excess of
    bank balances                        $        --          7,764
  Customer deposit accounts                  657,000        549,437
  Advances from Federal Home Loan Bank       324,349        295,192
  Escrows                                      5,216          7,404
  Income taxes payable                         1,599          2,230
  Accrued expenses and other liabilities       6,838          6,749
                                           ----------     ----------
      Total liabilities                      995,002        868,776
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,822,112 issued
    at March 31, 2003, and 9,802,112 issued
    at September 30, 2002                      1,473          1,470
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,958         15,862
  Retained earnings                          116,602        108,367
  Treasury stock, at cost; 1,382,170 shares
    at March 31, 2003 and 1,381,770 shares
    at September 30, 2002                    (16,726)       (16.716)
  Accumulated other comprehensive income         260            463
                                           ----------     ----------
      Total stockholders' equity             117,567        109,446
                                           ----------     ----------
                                         $ 1,112,569        978,222
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2003         2002          2003         2002
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 17,711       17,580        35,440       36,303
Interest on mortgage-backed securities              134          114           222          291
Interest and dividends on securities                258          201           528          471
Other interest income                                87           73           114          246
                                               ---------    ---------     ---------    ---------
  Total interest income                          18,190       17,968        36,304       37,311
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             3,708        4,972         7,271       11,166
Interest on advances from FHLB and
    other borrowings                              2,664        3,371         5,464        7,380
                                               ---------    ---------     ---------    ---------
  Total interest expense                          6,372        8,343        12,735       18,546
                                               ---------    ---------     ---------    ---------
    Net interest income                          11,818        9,625        23,569       18,765
Provision for loan losses                            42          150            60          491
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            11,776        9,475        23,509       18,274
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees                              (257)        (390)       (1,015)         (77)
  Impairment (loss) recovery on mortgage
       servicing rights                              95           86           341         (190)
  Impairment loss on mortgage-backed securities      --           --            --         (170)
  Customer service fees and charges               1,174        1,016         2,520        2,116
  Provision for losses on real estate owned        (784)           --       (1,984)         (67)
  Gain on sale of investments                       193           --           181           --
  Gain on sale of loans held for sale             3,136        1,552         5,873        5,292
  Other                                             535           (2)          500          418
                                               ---------    ---------     ---------    ---------
    Total other income                            4,092        2,262         6,416        7,322
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,086        2,590         5,599        5,041
  Commission-based mortgage banking compensation  1,013          748         2,377        1,981
  Premises and equipment                            661          611         1,220        1,139
  Advertising and business promotion                235          150           495          274
  Federal deposit insurance premiums                 26           27            52           57
  Other                                           1,288          958         2,408        2,074
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     6,309        5,084        12,151       10,566
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              9,559        6,653        17,774       15,030
Income tax expense                                3,680        2,627         6,840        5,843
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 5,879        4,026        10,934        9,187
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.70         0.48          1.30         1.09
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.70         0.48          1.29         1.08
                                               =========    =========     =========    =========

Weighted average shares outstanding           8,438,653    8,412,887     8,433,041    8,460,142




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income          equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2002          $ 1,470       15,862    108,367    (16,716)      463        109,446
  Comprehensive income:
    Net income                           --           --     10,934         --        --         10,934
    Other comprehensive loss,
      net of tax:
       Unrealized loss on securities     --           --         --         --      (203)          (203)
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --         10,731
  Cash dividends paid                    --           --     (2,699)        --        --         (2,699)
  Stock options exercised                 3           96         --         --        --             99
  Purchase of common stock for
      treasury                           --           --         --        (10)       --            (10)
                                  ----------------------------------------------------------------------
Balance at March 31, 2003        $    1,473       15,958    116,602    (16,726)      260        117,567
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 10,934        9,187
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                380          420
  Amortization and accretion, net                             540       (1,085)
  Impairment (recovery) loss on mortgage servicing rights    (341)         190
  Impairment loss on mortgage-backed securities                --          170
  Net fair value of loan related commitments                 (103)          --
  Gain on sale of loans receivable held for sale           (5,873)      (5,292)
  Gain on sale of securities available for sale              (181)          --
  Provision for loan losses                                    60          491
  Provision for losses on real estate owned                 1,984           67
  Origination and purchase of loans held for sale        (331,318)    (245,828)
  Sale of loans receivable held for sale                  426,091      334,798
Changes in:
  Accrued interest receivable                                 271          368
  Accrued expenses and other liabilities and
    income taxes payable                                     (332)      (4,739)
                                                          ----------------------
Net cash provided by operating activities                 102,112       88,747

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          254        2,343
    Available for sale                                      1,213          539
  Principal repayments of mortgage loans held
    for investment and held for sale                      266,396      242,281
  Principal repayments of other loans receivable           22,009       18,900
  Maturity of investment securities available for sale      3,514       20,478
  Loan origination - mortgage loans held for investment  (381,438)    (274,969)
  Loan origination - other loans receivable               (14,356)     (10,376)
  Purchase of mortgage loans held for investment           (1,942)     (12,771)
  Purchase of other loans receivable                           --       (5,173)
  Purchase of investment securities available for sale         --      (20,000)
  Purchase of FHLB stock                                   (1,735)      (1,497)
  Purchase from sale of securities available for sale       6,040           --
  Proceeds for sale of real estate owned                    4,321        3,791
  Purchases of premises and equipment, net of sales           149         (319)
  Investment in LLC                                        (2,064)          --
  Net cash acquired in merger                              16,664           --
  Other                                                    (2,062)      (1,267)
                                                          ----------------------
Net cash used in investing activities                     (83,037)     (38,040)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts     24,968      (18,394)
  Proceeds from advances from FHLB                        145,000       55,000
  Repayment on advances from FHLB                        (126,144)     (75,138)
  Cash dividends paid                                      (2,699)      (2,325)
  Stock options exercised                                      99          187
  Repurchase of common stock                                   --       (1,862)
  Decrease in checks outstanding in excess of
    bank balances                                          (7,764)          --
  Net decrease in escrows                                  (2,687)      (3,059)
                                                          ----------------------
Net cash provided by (used in) financing activities        30,773      (45,591)
                                                          ----------------------
Net increase in cash and cash equivalents                  49,848        5,116
Cash and cash equivalents at beginning of the period        4,168       16,043
                                                          ----------------------
Cash and cash equivalents at end of period               $ 54,016       21,159
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  7,174        9,578
  Cash paid for interest                                   12,751       18,780

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  2,714        2,204
    Conversion of real estate owned to loans receivable       187           57
    Capitalization of mortgage servicing rights                79           44

    In connection with the merger, the Company acquired assets of $109.9 million, assumed liabilities of $94.3 million, and received net cash of $16.7 million.






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The consolidated balance sheet of the Company as of September 30, 2002, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of March 31, 2003, have remained unchanged from September 30, 2002. These policies are provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8
"Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2002.

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

                                         March 31, 2003
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
Debt securities            $  6,034       399         --       6,433
Municipal securities             72        --         --          72
                            -------------------------------------------
  Total                    $  6,106       399         --       6,505
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2003
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $  1,095      36         --      1,131
FHLMC participation
  certificates
    - fixed rate               4,522      --         21      4,501
Other asset backed
  securities                   1,010      --         --      1,010
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    37       8         --         45
                            -------------------------------------------
     Total                  $  6,664      44         21      6,687
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         March 31, 2003
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    719        48         --          767
FNMA pass-through
  certificates:
    Fixed rate                  104        --         --          104
    Balloon maturity and
      adjustable rate           162         3         --          165
Pass-through certificates
  guaranteed by GNMA
      - fixed rate              221        16         --          237
Collateralized mortgage
  obligation bonds               37        --         --           37
                            -------------------------------------------
      Total                $  1,243        67         --        1,310
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 244,799
      Business properties                                428,161
      Partially guaranteed by VA or
        insured by FHA                                    17,205
    Construction and development                         258,091
                                                       ----------
       Total mortgage loans                              948,256
  Commercial loans                                        24,997
  Installment loans to individuals                        34,274
                                                       ----------
    Total loans held for investment                    1,007,527
  Less:
    Undisbursed loan funds                               (94,222)
    Unearned discounts and fees and costs
      on loans, net                                       (5,304)
                                                       ----------
     Net loans held for investment                     $ 908,001
                                                       ==========

                                                        March 31,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 110,144
    Less:
      Undisbursed loan funds                             (20,690)
      Unearned discounts and fees and costs
        on loans, net                                        215
                                                       ----------
        Net loans held for sale                        $  89,669
                                                       ==========

     Included in the loans receivable balances at March 31, 2003, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $759,000. Loans and participations serviced for others amounted to approximately $356.4 million at March 31, 2003.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                        March 31,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 6,286
Less:  allowance for losses                              (2,940)
                                                       ----------
   Total                                                $ 3,346
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2003. Dollar amounts are expressed in thousands.

     Balance at October 1, 2002               $  2,957
     Additions:
        Originated mortgage servicing rights        79
        Acquired in merger                         122
        Impairment recovery                        341
     Reductions:
        Amortization                             1,810
        Sale of mortgage servicing rights           --
        Impairment loss                             --
                                               --------
     Balance at March 31, 2003                $  1,689
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/03    3/31/02        3/31/03    3/31/02
                                             ----------------------    ----------------------
Net income (in thousands)                     $  5,879      4,026         10,934      9,187

Basic weighted average shares outstanding    8,438,653  8,412,887      8,433,041  8,460,142
Effect of stock options                         13,817     27,824         14,602     32,943
                                             ----------------------    ----------------------
Dilutive potential common shares             8,452,470  8,440,711      8,447,643  8,493,085

Net income per share:
   Basic                                      $   0.70       0.48           1.30       1.09
   Diluted                                        0.70       0.48           1.29       1.08



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


Three months ended                    Mortgage  Other and
March 31, 2003               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income        $ 11,827       --         (9)       11,818
Provision for loan losses        42       --         --            42
Other income                  3,911    4,582     (4,401)        4,092
General and administrative
  expenses                    3,628    3,626       (945)        6,309
Income tax expense (benefit)  4,646      368     (1,334)        3,680
                            -------------------------------------------
    Net income             $  7,422      588     (2,131)        5,879
                            ===========================================



Three months ended                    Mortgage  Other and
March 31, 2002               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,556       --         69         9,625
Provision for loan losses       150       --         --           150
Other income                  2,200    2,590     (2,528)        2,262
General and administrative
  expenses                    2,835    2,684       (435)        5,084
Income tax expense (benefit)  3,238      (54)      (557)        2,627
                            -------------------------------------------
    Net income              $ 5,533      (40)    (1,467)        4,026
                            ===========================================


Six months ended                      Mortgage  Other and
March 31, 2003               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $23,600       --        (31)       23,569
Provision for loan losses        60       --         --            60
Other income                  5,990    9,909     (9,483)        6,416
General and administrative
  expenses                    6,699    7,345     (1,893)       12,151
Income tax expense            8,790      987     (2,937)        6,840
                            -------------------------------------------
    Net income              $14,041    1,577     (4,684)       10,934
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
                            ===========================================


(10) MERGER

     On December 19, 2002, the merger transaction with CBES Bancorp, Inc ("CBES") was completed. Pursuant to a definitive agreement dated September 5, 2002, CBES was merged with and into a wholly owned subsidiary of NASB Financial, Inc. formed solely to facilitate the transaction. The agreement provided that upon the effective date of the merger, each shareholder of CBES would receive $17.50 in cash for each share of CBES common stock owned by such shareholder. The aggregate purchase price was $15.6 million. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition. Dollar amounts are expressed in thousands.


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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2003, were $1,112.6 million, an increase of $134.3 million from September 30, 2002, the prior fiscal year end. $109.9 million of this increase was due to the merger with CBES Bancorp, Inc.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2003, the Bank originated and purchased $331.3 million in mortgage loans held for sale, $383.4 million in mortgage loans held for investment, and $14.4 million in other loans. This total of $729.1 million in loans originated compares to $549.1 million in loans originated during the six months ended March 31, 2002.

     Included in the $89.7 million in loans held for sale as of March 31, 2003, are $21.5 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              3/31/03      9/30/02      3/31/02
                            -------------------------------------
Asset Classification:
   Substandard               $ 16,428       14,822       17,164
   Doubtful                        --           --           --
   Loss                         3,872        1,395        2,080
                            -------------------------------------
                               20,300       16,217       19,244
Allowance for losses          (10,499)      (6,854)      (7,378)
                            -------------------------------------
                             $  9,801        9,363       11,866
                            =====================================

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             3/31/03       9/30/02        3/31/02
                           ----------------------------------------
Total Assets              $ 1,112,569      978,222        930,643
                           ========================================

Non-accrual loans         $     6,275        6,361          7,553
Troubled debt
  restructurings                5,737        3,337          3,477
Net real estate and
  other assets acquired
  through foreclosure           3,346        4,938          6,335
                           ----------------------------------------
     Total                $    15,358       14,636         17,365
                           ========================================
Percent of total assets         1.38%        1.50%          1.87%
                           ========================================

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

     The following table sets forth the activity in the allowance for loan losses for the six months ending March 31, 2003, and 2002. Dollar amounts are expressed in thousands.

                                                 2003         2002
                                             -------------------------
         Balance at beginning of year      $    5,865         5,835
         Provision for loan losses                 60           491
         Acquired in merger                     1,309            --
         Recoveries                                32            33
         Charge-offs                              (50)         (132)
                                             -------------------------
         Balance at March 31               $    7,216         6,227
                                             =========================

LIABILITIES AND EQUITY
     Customer deposit accounts increased $107.6 million during the six months ended March 31, 2003. The weighted average rate on customer deposits as of March 31, 2003, was 2.47%, a decrease from 3.45% as of March 31, 2002.

     Advances from the FHLB were $324.3 million as of March 31, 2003, an increase of $29.2 million from September 30, 2002. During the six-month period, the Bank borrowed $145.0 million of new advances, acquired $10.4 million in the merger, and repaid $126.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $5.2 million as of March 31, 2003, a decrease of $2.2 million from September 30, 2002. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2002.

     Total stockholders' equity as of March 31, 2003, was $117.6 million (10.6% of total assets). This compares to $109.4 million (11.2% of total assets) at September 30, 2002. On a per share basis, stockholders' equity was $13.93 on March 31, 2003, compared to $13.00 on September 30, 2002.

     The Company paid cash dividends on its common stock of $0.15 on November 22, 2002, and $0.17 on February 28, 2003. Subsequent to the quarter ended March 31, 2003, the Company announced a cash dividend of $0.17 per share to be paid on May 23, 2003, to stockholders of record as of May 2, 2003.

     Total stockholders' equity as of March 31, 2003, includes an unrealized gain of $260,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Six months ended
                           ------------------------
                             3/31/03      3/31/02
                           ------------------------
Return on assets              2.09%         1.93%
Return on equity             19.27%        18.72%
Equity-to-assets ratio       10.57%        10.83%
Dividend payout ratio        24.68%        25.31%


RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 2003 and 2002.

     For the three months ended March 31, 2003, the Company had net income of $5,879,000 or $0.70 per share. This compares to net income of $4,026,000 or $0.48 per share for the quarter ended March 31, 2002.

     For the six months ended March 31, 2003, the Company had net income of $10,934,000 or $1.30 per share. This compares to net income of $9,187,000 or $1.09 per share for the six months ended March 31, 2002.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2003 and 2002. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                    Six months ended 3/31/03   As of
                                  --------------------------- 3/31/03
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  954,764    35,440   7.42%    6.92%
  Mortgage-backed securities         6,976       222   6.36%    6.51%
  Securities                        27,540       528   3.83%    3.77%
  Bank deposits                     23,019       114   0.99%    0.82%
                                 --------------------------------------
    Total earning assets         1,012,299    36,304   7.17%    6.56%
                                            ---------------------------
Non-earning assets                  31,924
                                 ----------
      Total                     $1,044,223
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 194,433     1,081   1.11%    1.08%
  Customer certificates of
    deposit                        394,315     6,190   3.14%    3.12%
  FHLB Advances                    322,776     5,464   3.39%    3.09%
  Other borrowings                      --        --     --       --
                                 --------------------------------------
    Total costing liabilities      911,524    12,735   2.79%    2.68%
                                            ---------------------------
Non-costing liabilities             21,622
Stockholders' equity               111,077
                                 ----------
      Total                     $1,044,223
                                 ==========
Net earning balance             $  100,775
                                 ==========
Earning yield less costing rate                        4.38%    3.88%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,012,299    23,569   4.66%
                                 ============================


                                    Six months ended 3/31/02   As of
                                  --------------------------- 3/31/02
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  879,928    36,303   8.25%    7.75%
  Mortgage-backed securities         7,761       291   7.50%    7.20%
  Securities                        22,637       471   4.16%    4.30%
  Bank deposits                     24,178       246   2.03%    1.31%
                                  -------------------------------------
    Total earning assets           934,504    37,311   7.99%    7.54%
                                            ---------------------------
Non-earning assets                  31,744
                                  ---------
      Total                     $  966,248
                                  =========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 164,081     1,235   1.51%    1.61%
  Customer certificates of
    deposit                        413,881     9,931   4.80%    4.27%
  FHLB Advances                    279,259     7,380   5.29%    4.97%
  Other borrowings                      --        --     --       --
                                  -------------------------------------
    Total costing liabilities      857,221    18,546   4.33%    3.92%
                                            ---------------------------
Non-costing liabilities             10,931
Stockholders' equity                98,096
                                  ---------
      Total                     $  966,248
                                  =========
Net earning balance             $   77,283
                                  =========
Earning yield less costing rate                        3.66%    3.62%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  934,504    18,765   4.02%
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



                                        Six months ended March 31, 2003, compared to
                                             six months ended March 31, 2002
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (3,652)       3,087       (298)       (863)
  Mortgage-backed securities                 (44)         (29)         4         (69)
  Securities                                 (37)         102         (8)         57
  Bank deposits                             (126)         (12)         6        (132)
                                        -----------------------------------------------
Net change in interest income             (3,859)       3,148       (296)     (1,007)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (4,017)         208        (86)     (3,895)
  FHLB Advances                           (2,653)       1,151       (414)     (1,916)
                                        -----------------------------------------------
Net change in interest expense            (6,670)       1,359       (500)     (5,810)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   2,811        1,789        204       4,804
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended March 31, 2003, increased $2.2 million from the same period in the prior year. Specifically, total interest expense decreased $2.0 million due to a decrease in the interest rate cost of those liabilities of 1.5%. Additionally, total interest income increased $222,000 from the same period in the prior year. This increase resulted from a $77.8 million increase in the average balance of interest-earning assets, largely offset by an 82 basis point decrease in the average rate earned on interest-earning assets.

 PROVISION FOR LOAN LOSSES
     The Company's provision for loan losses was $42,000 during the quarter ended March 31, 2003, and was $60,000 for the six months ended March 31, 2003. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 51.7% of total classified assets at March 31, 2003, 42.3% at September 30, 2002, and 38.3% at March 31, 2002.

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

OTHER INCOME
     Other income for the three months ended March 31, 2003, increased $1.8 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $1.6 million due to an increased mortgage banking volume. Additionally, other income increased $537,000, primarily due to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Provision for losses on real estate owned increased $784,000 due to a reserve recorded on a hotel property in the Southeast area of Kansas City, Missouri. The provision for loss associated with this property, which was foreclosed in September 2001, reduces it's carrying value to $1.6 million. This provision was recorded after management's efforts to sell the property at auction during March 2003 were unsuccessful. The property was sold subsequent to March 31, 2003.

     Other income for the six months ended March 31, 2003, decreased $906,000 from the same period in the prior year. Provision for losses on real estate owned increased $1.9 million due to the aforementioned hotel property. Net loan servicing fees decreased $938,000 due to an increase in the amortization of capitalized servicing. This resulted from increases in actual prepayments and estimated future prepayments of the underlying mortgage loans during the quarter. These decreases in other income were partially offset by an increase in impairment recovery on mortgage servicing rights of $531,000. Income from loan servicing fees are net of amortization of mortgage servicing rights. Such amortization is greatly affected by the level of actual prepayments and estimated future prepayments on the underlying mortgage loans. Management performs an ongoing analysis of mortgage servicing rights to determine to what extent, if any, they may be impaired. Changes in the trend of mortgage interest rates can occur quickly and may have a significant impact on future mortgage prepayments and amortization of mortgage servicing rights. Gain on sale of loans held for sale increased $581,000 due to an increase in mortgage banking volume. Customer service fees and charges increased $404,000, primarily due to an increase in appraisal and other miscellaneous fees related to the increase in loan origination volume.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the quarter ended March 31, 2003, increased $1.2 million from the same period in the previous year. Specifically, compensation increased $761,000 due the increase in loan origination volume and the merger with CBES. Other expenses increased $330,000 due to an increase in data processing and other expenses attributable to the increased loan origination volume and the merger with CBES.

     Total general and administrative expenses for the six months ended March 31, 2003, increased $1.6 million from the same period in the prior year. Specifically, compensation increased $954,000 due the increase in loan origination volume and the merger with CBES. Advertising increased $221,000, and other expenses increased $334,000 due to an increase in data processing and other expenses attributable to the increased loan origination volume and the merger with CBES.

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

REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2003, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2003, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2003                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 109,620
Adjustment for regulatory capital:
  Intangible assets                                    (3,320)
  Disallowed portion of servicing assets
    and deferred tax assets                            (3,337)
  Reverse the effect of SFAS No. 115                     (260)
                                                     ---------
    Tangible capital                                  102,703
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     102,703
  Qualifying general valuation allowance                5,670
                                                     ---------
       Risk-based capital                           $ 108,373
                                                     =========


                                                                 As of March 31, 2003
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 108,373     12.3%        70,654      >=8%       88,317     >=10%
Core capital to adjusted tangible assets    102,703      9.3%        44,084      >=4%       55,076      >=5%
Tangible capital to tangible assets         102,703      9.3%        16,523     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      102,703     11.6%            --        --       52,990      >=6%


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of March 31, 2003, the Bank had no loans that exceeded the loans to one borrower limit.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2003, there was $94.7 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. Although the Bank does not have any brokered deposits at March 31, 2003, it could purchase up to $200.6 million and remain "well capitalized" as defined by the OTS.

     Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and MBS. During periods of falling interest rates, these prepayments increase and a greater demand exists for new loans. The Bank's customer deposits are partially impacted by area competition. Management believes that the Bank will retain most of its maturing time deposits in the foreseeable future. However, any material funding needs that may arise in the future can be reasonably satisfied through the use of additional FHLB advances and/or brokered
deposits.   Management is not aware of any other current market or
economic conditions that could materially impact the Bank's future ability to meet obligations as they come due.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2002.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value
("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2002.


Item 4.  Controls and Procedures

     An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") within the 90-day period preceding the filing date of this quarterly report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to management in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified by the SEC. Since the date of this evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     During the quarter ended June 30, 2002, a class of plaintiffs filed a lawsuit against the Bank and eleven other financial institution defendants in the Circuit Court of St. Louis County, Missouri. The suit alleged that all the defendants, including the Bank, who had charged fees to their customers for the preparation of mortgage documents had engaged in the practice of law without a license. The Bank was dismissed as a defendant early in this case on the basis that, as a federally chartered institution, federal law preempts state law with regard to the action. This case continues with regard to other defendants and, although the North American was named in the plaintiff's amended petitions, the Bank was dismissed each time on the basis of federal preemption. Management believes that the Bank will also prevail in any subsequent appeal.

     There were no other material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 2.	Changes in Securities
		None.


Item 3.	Defaults Upon Senior Securities
		None.


Item 4.	Submission of Matters to a Vote of Security Holders

     The annual stockholder's meeting was held on January 28, 2003. The following persons were elected to NASB Financial Inc.'s Board of Directors for three year terms:

                        Frederick V. Arbanas
                        W. Russell Welsh

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2003.


Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K/A was filed on January 10, 2003, which amended a report on Form 8-K filed on December 23, 2002, under Item 2, by stating that no financial statements or pro forma financial information regarding the merger transaction with CBES Bancorp, Inc. would be provided due to the fact that the transaction did not result in the addition of a "significant subsidiary" or "significant business combination" under 17 CFR 210.1-02(w).

     A report on Form 8-K/A was filed on January 10, 2003, which amended a report on Form 8-K filed on December 23, 2002, under Item 4, by stating there were no disagreements with Deloitte & Touche, LLP from the Company's fiscal year end of September 30, 2002, through the subsequent interim period to December 20, 2002. (On December 20, 2002, the Board of Directors and the Audit Committee of the Company appointed the firm of BKD, LLP and dismissed Deloitte & Touche, LLP as the Company's independent auditors for its fiscal year ended September 30, 2003).

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 15, 2003                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 15, 2003                              By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

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


Date:  May 15, 2003

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


Date:  May 15, 2003