Form 10-Q
period 2003-06-30
NASB FINANCIAL INC
filed 2003-08-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2003

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of August 11, 2003, was 8,431,942.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           June 30,      September 30,
                                              2003            2002
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    18,084          4,168
Securities available for sale                  5,627         14,635
Stock in Federal Home Loan Bank, at cost      19,230         15,173
Mortgage-backed securities:
  Available for sale                           5,745          2,684
  Held to maturity (market value of $1,141
    and $1,544 at June 30, 2003, and
    September 30, 2002, respectively)          1,083          1,483
Loans receivable:
  Held for sale                              161,032         73,591
  Held for investment, net                   887,285        845,149
Allowance for loan losses                     (7,735) 	      (5,865)
Accrued interest receivable                    4,630          4,795
Real estate owned, net                         2,098          4,938
Premises and equipment, net                    6,853          6,523
Investment in LLC                              2,264            200
Mortgage servicing rights, net                 1,205          2,957
Deferred tax asset                             3,191          2,537
Other assets                                  12,199          5,254
                                           ----------     ----------
                                         $ 1,122,791        978,222
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Checks outstanding in excess of
    bank balances                        $        --          7,764
  Customer deposit accounts                  660,669        549,437
  Advances from Federal Home Loan Bank       325,219        295,192
  Escrows                                      6,038          7,404
  Income taxes payable                         1,768          2,230
  Accrued expenses and other liabilities       6,548          6,749
                                           ----------     ----------
      Total liabilities                    1,000,242        868,776
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,826,112 issued
    at June 30, 2003, and 9,802,112 issued
    at September 30, 2002                      1,474          1,470
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  15,993         15,862
  Retained earnings                          121,959        108,367
  Treasury stock, at cost; 1,396,670 shares
    at June 30, 2003 and 1,381,770 shares
    at September 30, 2002                    (17,077)       (16.716)
  Accumulated other comprehensive income         200            463
                                           ----------     ----------
      Total stockholders' equity             122,549        109,446
                                           ----------     ----------
                                         $ 1,122,791        978,222
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                 Three months ended         Nine months ended
                                                       June 30,                  June 30,
                                               ----------------------     ----------------------
                                                  2003         2002          2003         2002
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 17,863       17,078        53,303       53,381
Interest on mortgage-backed securities              127           98           349          389
Interest and dividends on securities                219          253           747          724
Other interest income                                48           63           161          310
                                               ---------    ---------     ---------    ---------
  Total interest income                          18,257       17,492        54,560       54,804
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             3,715        4,419        10,987       15,585
Interest on advances from FHLB and
    other borrowings                              2,113        3,088         7,577       10,468
                                               ---------    ---------     ---------    ---------
  Total interest expense                          5,828        7,507        18,564       26,053
                                               ---------    ---------     ---------    ---------
    Net interest income                          12,429        9,985        35,996       28,751
Provision for loan losses                           206           18           266          509
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            12,223        9,967        35,730       28,242
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees                              (329)      (1,716)       (1,344)      (1,792)
  Impairment (loss) recovery on mortgage
       servicing rights                              78          496           420          305
  Impairment loss on mortgage-backed securities      --           --            --         (170)
  Customer service fees and charges               1,274        1,029         3,794        3,144
  Provision for losses on real estate owned          --           --        (1,984)         (67)
  Gain on sale of investments                        68           --           249           --
  Gain on sale of loans held for sale             2,909        1,176         8,782        6,468
  Other                                           1,074          174         1,576          592
                                               ---------    ---------     ---------    ---------
    Total other income                            5,074        1,159        11,493        8,480
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                2,956        2,526         8,555        7,567
  Commission-based mortgage banking compensation  1,211          876         3,589        2,857
  Premises and equipment                            617          526         1,837        1,665
  Advertising and business promotion                205          125           700          399
  Federal deposit insurance premiums                 26           26            78           84
  Other                                           1,240        1,102         3,647        3,175
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     6,255        5,181        18,406       15,747
                                               ---------    ---------     ---------    ---------
    Income before income tax expense             11,042        5,945        28,817       20,975
Income tax expense                                4,251        2,203        11,092        8,046
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 6,791        3,742        17,725       12,929
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.81         0.44          2.10         1.53
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.80         0.44          2.10         1.53
                                               =========    =========     =========    =========

Weighted average shares outstanding           8,435,535    8,418,968     8,433,872    8,446,417




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income          equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2002          $ 1,470       15,862    108,367    (16,716)      463        109,446
  Comprehensive income:
    Net income                           --           --     17,725         --        --         17,725
    Other comprehensive loss,
      net of tax:
       Unrealized loss on securities     --           --         --         --      (263)          (263)
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --         17,462
  Cash dividends paid                    --           --     (4,133)        --        --         (4,133)
  Stock options exercised                 4          131         --         --        --            135
  Purchase of common stock for
      treasury                           --           --         --       (361)       --           (361)
                                  ----------------------------------------------------------------------
Balance at June 30, 2003        $     1,474       15,993    121,959    (17,077)      200        122,549
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 17,725       12,929
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                566          609
  Amortization and accretion, net                             468        1,379
  Impairment (recovery) loss on mortgage servicing rights    (420)        (305)
  Impairment loss on mortgage-backed securities                --          170
  Net fair value of loan related commitments                 (826)          --
  Gain on sale of loans receivable held for sale           (8,782)      (6,468)
  Gain on sale of securities available for sale              (249)          --
  Provision for loan losses                                   266          509
  Provision for losses on real estate owned                 1,984           67
  Origination and purchase of loans held for sale        (515,696)    (352,416)
  Sale of loans receivable held for sale                  613,417      444,989
Changes in:
  Accrued interest receivable                                 512          444
  Accrued expenses and other liabilities and
    income taxes payable                                      (41)      (5,804)
                                                          ----------------------
Net cash provided by operating activities                 108,924       96,103

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          417        3,319
    Available for sale                                      2,080          753
  Principal repayments of mortgage loans held
    for investment and held for sale                      313,979      338,639
  Principal repayments of other loans receivable           35,370       26,642
  Maturity of investment securities available for sale      3,514       20,479
  Loan origination - mortgage loans held for investment  (482,495)    (370,957)
  Loan origination - other loans receivable               (24,076)     (15,880)
  Purchase of mortgage loans held for investment           (2,293)     (14,878)
  Purchase of other loans receivable                           --       (5,173)
  Purchase of investment securities available for sale         --      (29,194)
  Purchase of FHLB stock                                   (1,735)      (1,496)
  Purchase from sale of securities available for sale       7,132           --
  Proceeds for sale of real estate owned                    5,676        4,866
  Purchases of premises and equipment, net of sales            58         (394)
  Investment in LLC                                        (2,064)          --
  Net cash acquired in acquisition                         16,664           --
  Other                                                    (1,831)      (1,126)
                                                          ----------------------
Net cash used in investing activities                    (129,604)     (44,400)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                           Nine months ended
                                                                June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts     28,794      (21,221)
  Proceeds from advances from FHLB                        309,000      119,000
  Repayment on advances from FHLB                        (289,218)    (137,209)
  Cash dividends paid                                      (4,133)      (3,588)
  Stock options exercised                                     135          231
  Repurchase of common stock                                 (352)      (1,862)
  Decrease in checks outstanding in excess of
    bank balances                                          (7,764)          --
  Net decrease in escrows                                  (1,866)      (2,411)
                                                          ----------------------
Net cash provided by (used in) financing activities        34,596      (47,060)
                                                          ----------------------
Net increase in cash and cash equivalents                  13,916        4,643
Cash and cash equivalents at beginning of the period        4,168       16,043
                                                          ----------------------
Cash and cash equivalents at end of period               $ 18,084       20,686
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $ 11,256       13,298
  Cash paid for interest                                   18,585       26,305

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  4,315        3,400
    Conversion of real estate owned to loans receivable     1,451           57
    Capitalization of mortgage servicing rights                99           44

     In connection with the acquisition on December 19, 2002, the Company acquired assets of $109.9 million, assumed liabilities of $94.3 million, received cash of $16.7 million, and paid cash of $15.6 million.






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The consolidated balance sheet of the Company as of September 30, 2002, has been derived from the audited balance sheet of the Company as of that date.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans and real estate owned and valuation of mortgage servicing rights. Management believes that these allowances and valuations are adequate. However, future additions to the allowances and changes in the valuations may be necessary based on changes in economic conditions.

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of June 30, 2003, have remained unchanged from September 30, 2002. These policies are provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8
"Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2002.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         June 30, 2003
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
Debt securities            $  5,003       372         --       5,375
Equity securities               180        --         --         180
Municipal securities             72        --         --          72
                            -------------------------------------------
  Total                    $  5,255       372         --       5,627
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                          June 30, 2003
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $    956      27         --        983
FHLMC participation
  certificates
    - fixed rate               3,798      --         82      3,716
Other asset backed
  securities                   1,010      --         --      1,010
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                    30       6         --         36
                            -------------------------------------------
     Total                  $  5,794      33         82      5,745
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                          June 30, 2003
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    583        41         --          624
FNMA pass-through
  certificates:
    Fixed rate                   97        --         --           97
    Balloon maturity and
      adjustable rate           155         2         --          157
Pass-through certificates
  guaranteed by GNMA
      - fixed rate              214        15         --          229
Collateralized mortgage
  obligation bonds               34        --         --           34
                            -------------------------------------------
      Total                $  1,083        58         --        1,141
                            ===========================================



(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 214,494
      Business properties                                430,334
      Partially guaranteed by VA or
        insured by FHA                                    18,587
    Construction and development                         268,753
                                                       ----------
       Total mortgage loans                              932,168
  Commercial loans                                        26,040
  Installment loans to individuals                        30,955
                                                       ----------
    Total loans held for investment                      989,163
  Less:
    Undisbursed loan funds                               (96,389)
    Unearned discounts and fees and costs
      on loans, net                                       (5,489)
                                                       ----------
     Net loans held for investment                     $ 887,285
                                                       ==========

                                                        June 30,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 177,252
    Less:
      Undisbursed loan funds                             (16,548)
      Unearned discounts and fees and costs
        on loans, net                                        328
                                                       ----------
        Net loans held for sale                        $ 161,032
                                                       ==========

     Included in the loans receivable balances at June 30, 2003, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $700,000. Loans and participations serviced for others amounted to approximately $214.4 million at June 30, 2003.


(6) REAL ESTATE OWNED

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 3,012
Less:  allowance for losses                                (914)
                                                       ----------
   Total                                                $ 2,098
                                                       ==========


     Real estate owned is carried at fair value as of the date of foreclosure minus any estimated disposal costs (the "new basis"), and is subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2003. Dollar amounts are expressed in thousands.

     Balance at October 1, 2002               $  2,957
     Additions:
        Originated mortgage servicing rights        99
        Acquired in merger                         122
        Impairment recovery                        420
     Reductions:
        Amortization                             2,393
        Sale of mortgage servicing rights           --
        Impairment loss                             --
                                               --------
     Balance at June 30, 2003                $  1,205
                                               ========

(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/03    6/30/02        6/30/03    6/30/02
                                             ----------------------    ----------------------
Net income (in thousands)                     $  6,791      3,742         17,725     12,929

Basic weighted average shares outstanding    8,435,535  8,418,968      8,433,872  8,446,417
Effect of stock options                         11,600     17,655         13,541     26,473
                                             ----------------------    ----------------------
Dilutive potential common shares             8,447,135  8,436,623      8,447,413  8,472,890

Net income per share:
   Basic                                      $   0.81       0.44           2.10       1.53
   Diluted                                        0.80       0.44           2.10       1.53



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


Three months ended                    Mortgage  Other and
June 30, 2003               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income        $ 12,429       --         --        12,429
Provision for loan losses       206       --         --           206
Other income                  3,769    5,597     (4,292)        5,074
General and administrative
  expenses                    3,344    4,158     (1,247)        6,255
Income tax expense (benefit)  4,869      554     (1,172)        4,251
                            -------------------------------------------
    Net income             $  7,779      885     (1,873)        6,791
                            ===========================================



Three months ended                    Mortgage  Other and
June 30, 2002               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $ 9,917       --         68         9,985
Provision for loan losses       168       --         --           168
Other income                    220    2,752     (1,663)        1,309
General and administrative
  expenses                    3,041    2,597       (457)        5,181
Income tax expense (benefit)  2,667       60       (524)        2,203
                            -------------------------------------------
    Net income              $ 4,261       95       (614)        3,742
                            ===========================================


Nine months ended                      Mortgage  Other and
June 30, 2003               Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income         $36,028       --        (32)       35,996
Provision for loan losses       266       --         --           266
Other income                  9,759   15,507    (13,773)       11,493
General and administrative
  expenses                   10,043   11,503     (3,140)       18,406
Income tax expense           13,659    1,541     (4,108)       11,092
                            -------------------------------------------
    Net income              $21,819    2,463     (6,557)       17,725
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
                            ===========================================


(10) ACQUISITION

     On December 19, 2002, the acquisition of CBES Bancorp, Inc
("CBES") was completed. Pursuant to a definitive agreement dated September 5, 2002, CBES was acquired by a wholly owned subsidiary of NASB Financial, Inc. formed solely to facilitate the transaction. The agreement provided that upon the effective date of the acquisition, each shareholder of CBES would receive $17.50 in cash for each share of CBES common stock owned by such shareholder. The aggregate purchase price was $15.6 million. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition. Dollar amounts are expressed in thousands.


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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2003, were $1,122.8 million, an increase of $144.6 million from September 30, 2002, the prior fiscal year end. $109.9 million of this increase was due to the acquisition of CBES Bancorp, Inc.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2003, the Bank originated and purchased $515.7 million in mortgage loans held for sale, $484.8 million in mortgage loans held for investment, and $24.1 million in other loans. This total of $1,024.6 million in loans originated compares to $759.3 million in loans originated during the nine months ended June 30, 2002.

     Included in the $161.0 million in loans held for sale as of June 30, 2003, are $27.6 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              6/30/03      9/30/02      6/30/02
                            -------------------------------------
Asset Classification:
   Substandard               $ 15,146       14,822       17,053
   Doubtful                        --           --           --
   Loss                         2,093        1,395        1,730
                            -------------------------------------
                               17,239       16,217       18,783
Allowance for losses           (8,994)      (6,854)      (6,794)
                            -------------------------------------
                             $  8,245        9,363       11,989
                            =====================================

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             6/30/03       9/30/02        6/30/02
                           ----------------------------------------
Total Assets              $ 1,122,791      978,222        932,338
                           ========================================

Non-accrual loans         $     6,858        6,361          6,317
Troubled debt
  restructurings                5,344        3,337          3,564
Net real estate and
  other assets acquired
  through foreclosure           2,098        4,938          6,546
                           ----------------------------------------
     Total                $    14,300       14,636         16,427
                           ========================================
Percent of total assets         1.27%        1.50%          1.76%
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

     The following table sets forth the activity in the allowance for loan losses for the nine months ending June 30, 2003, and 2002. Dollar amounts are expressed in thousands.

                                                 2003         2002
                                             -------------------------
         Balance at beginning of year      $    5,865         5,835
         Provision for loan losses                266           509
         Acquired in merger                     1,309            --
         Recoveries                               377            39
         Charge-offs                              (82)         (244)
                                             -------------------------
         Balance at June 30                $    7,735         6,139
                                             =========================

LIABILITIES AND EQUITY
     Customer deposit accounts increased $111.2 million during the nine months ended June 30, 2003. The weighted average rate on customer deposits as of June 30, 2003, was 2.27%, a decrease from 3.18% as of June 30, 2002.

     Advances from the FHLB were $325.2 million as of June 30, 2003, an increase of $30.0 million from September 30, 2002. During the nine-month period, the Bank borrowed $309.0 million of new advances, acquired $10.4 million in the merger, and repaid $289.2 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $6.0 million as of June 30, 2003, a decrease of $1.4 million from September 30, 2002. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2002.

     Total stockholders' equity as of June 30, 2003, was $122.5 million (10.9% of total assets). This compares to $109.4 million (11.2% of total assets) at September 30, 2002. On a per share basis, stockholders' equity was $14.54 on June 30, 2003, compared to $13.00 on September 30, 2002.

     The Company paid cash dividends on its common stock of $0.15 on November 22, 2002, and $0.17 on February 28, 2003, and May 23, 2003.
Subsequent to the quarter ended June 30, 2003, the Company announced a cash dividend of $0.17 per share to be paid on August 29, 2003, to stockholders of record as of August 8, 2003.

     Total stockholders' equity as of June 30, 2003, includes an unrealized gain of $200,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Nine months ended
                           ------------------------
                             6/30/03      6/30/02
                           ------------------------
Return on assets              2.25%         1.81%
Return on equity             20.37%        17.32%
Equity-to-assets ratio       10.91%        11.11%
Dividend payout ratio        23.32%        27.75%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 2003 and 2002.

     For the three months ended June 30, 2003, the Company had net income of $6,791,000 or $0.81 per share. This compares to net income of $3,742,000 or $0.44 per share for the quarter ended June 30, 2002.

     For the nine months ended June 30, 2003, the Company had net income of $17,725,000 or $2.10 per share. This compares to net income of $12,929,000 or $1.53 per share for the nine months ended June 30, 2002.


NET INTEREST MARGIN
       The Company's net interest margin is comprised of the difference ("spread") between interest income on loans, mortgage-backed securities and investments and the interest cost of customer deposits and other borrowings. Management monitors net interest spreads and, although constrained by certain market, economic, and competition factors, it establishes loan rates and customer deposit rates that maximize net interest margin.

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

                                    Nine months ended 6/30/03   As of
                                  --------------------------- 6/30/03
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  975,358    53,303   7.29%    6.51%
  Mortgage-backed securities         7,245       349   6.42%    5.23%
  Securities                        26,588       747   3.75%    3.45%
  Bank deposits                     20,195       161   1.06%    0.77%
                                 --------------------------------------
    Total earning assets         1,029,386    54,560   7.07%    6.36%
                                            ---------------------------
Non-earning assets                  32,019
                                 ----------
      Total                     $1,061,405
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 198,118     1,608   1.08%    0.69%
  Customer certificates of
    deposit                        411,128     9,379   3.04%    3.00%
  FHLB Advances                    320,022     7,577   3.16%    2.37%
  Other borrowings                      --        --     --       --
                                 --------------------------------------
    Total costing liabilities      929,268    18,564   2.66%    2.30%
                                            ---------------------------
Non-costing liabilities             18,214
Stockholders' equity               113,923
                                 ----------
      Total                     $1,061,405
                                 ==========
Net earning balance             $  100,118
                                 ==========
Earning yield less costing rate                        4.41%    4.06%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,029,386    35,996   4.66%
                                 ============================


                                   Nine months ended 6/30/02   As of
                                  --------------------------- 6/30/02
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  869,629    53,381   8.18%    7.65%
  Mortgage-backed securities         6,961       388   7.43%    7.18%
  Securities                        23,050       724   4.19%    4.89%
  Bank deposits                     24,277       310   1.70%    1.29%
                                  -------------------------------------
    Total earning assets           923,917    54,803   7.91%    7.41%
                                            ---------------------------
Non-earning assets                  30,557
                                  ---------
      Total                     $  954,474
                                  =========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 166,376     1,852   1.48%    1.55%
  Customer certificates of
    Deposit                        405,857    13,733   4.51%    3.94%
  FHLB Advances                    273,068    10,468   5.11%    4.56%
  Other borrowings                      --        --     --%      --
                                  -------------------------------------
    Total costing liabilities      845,301    26,053   4.11%    3.61%
                                            ---------------------------
Non-costing liabilities             10,119
Stockholders' equity                99,054
                                  ---------
      Total                     $  954,474
                                  =========
Net earning balance             $   78,616
                                  =========
Earning yield less costing rate                        3.80%    3.80%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $  923,917    28,750   4.15%
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



                                         Nine months ended June 30, 2003, compared to
                                              nine months ended June 30, 2002
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (5,805)       6,486       (759)        (78)
  Mortgage-backed securities                 (53)          16         (3)        (40)
  Securities                                 (76)         111        (12)         23
  Bank deposits                             (117)         (52)        20        (149)
                                        -----------------------------------------------
Net change in interest income             (6,051)       6,561       (754)       (244)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (5,279)       1,008       (327)     (4,598)
  FHLB Advances                           (3,994)       1,800       (697)     (2,891)
                                        -----------------------------------------------
Net change in interest expense            (9,273)       2,808      (1,024)    (7,489)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   3,222        3,753         270      7,245
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 2003, increased $2.4 million from the same period in the prior year. Specifically, total interest expense decreased $1.7 million due to a decrease in the interest rates paid on interest-costing liabilities. Additionally, total interest income increased $765,000 from the same period in the prior year.

     Net interest margin before loan loss provision for the nine months ended June 30, 2003, increased $7.2 million from the same period in the prior year. Specifically, total interest expense decreased $7.5 million due to a decrease in the interest rate cost of those liabilities of 1.5%. Additionally, total interest income decreased $244,000 due to an 84 basis point decrease in the average rate earned on interest-earning assets. This decrease was largely offset by a $105.5 million increase in the average balance of interest-earning assets.

PROVISION FOR LOAN LOSSES
     The Company's provision for loan losses was $206,000 during the quarter ended June 30, 2003, and was $266,000 for the nine months ended June 30, 2003. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. An increase in commercial real estate loans classified as "loss" during the quarter ended June 30, 2003, resulted in the increase in provision for loan losses. On a consolidated basis, the allowance for loan and real estate owned losses was 52.2% of total classified assets at June 30, 2003, 42.3% at September 30, 2002, and 36.2% at June 30, 2002.

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

OTHER INCOME
     Other income for the three months ended June 30, 2003, increased $3.9 million from the same period in the prior year. Specifically, net loan servicing fees increased $1.4 million due to a decrease in the amortization of capitalized servicing. Additionally, gain on sale of loans held for sale increased $1.7 million due to an increase in mortgage banking volume. Other income increased $900,000, primarily due to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Other income for the nine months ended June 30, 2003, increased $3.0 million from the same period in the prior year. Gain on sale of loans held for sale increased $2.3 million due to an increase in mortgage banking volume. Other income increased $984,000, primarily due to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Additionally, customer service fees and charges increased $650,000 due to an increase in appraisal and other fee income related to the increase in mortgage banking volume. Net loan servicing fees increased $448,000 due to a decrease in the amortization of capitalized servicing, and gain on sale of securities increased $249,000. These increases in other income were offset by a $1.9 million increase in provision for losses on real estate owned due to a reserve recorded on a hotel property in the Southeast area of Kansas City, Missouri. This property was sold in April 2003.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the quarter ended June 30, 2003, increased $1.1 million from the same period in the previous year. Specifically, compensation increased $765,000 due the increase in loan origination volume and the acquisition of CBES. Other expenses increased $138,000 due to an increase in expenses attributable to the increased loan origination volume and the acquisition of CBES.

     Total general and administrative expenses for the nine months ended June 30, 2003, increased $2.7 million from the same period in the prior year. Specifically, compensation increased $1.7 million due the increase in loan origination volume and the acquisition of CBES. Advertising increased $301,000, and other expenses increased $472,000 due to an increase in data processing and other expenses attributable to the increased loan origination volume and the acquisition of CBES.

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

REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2003, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2003, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2003                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 116,440
Adjustment for regulatory capital:
  Intangible assets                                    (3,296)
  Disallowed portion of servicing assets
    and deferred tax assets                            (3,309)
  Reverse the effect of SFAS No. 115                     (200)
                                                     ---------
    Tangible capital                                  109,635
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     109,635
  Qualifying general valuation allowance                5,986
                                                     ---------
       Risk-based capital                           $ 115,621
                                                     =========


                                                                  As of June 30, 2003
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 115,621     12.7%      $ 72,587      >=8%     $ 90,734     >=10%
Core capital to adjusted tangible assets    109,635      9.9%        44,542      >=4%       55,678      >=5%
Tangible capital to tangible assets         109,635      9.9%        16,703     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      109,635     12.1%            --        --       54,441      >=6%


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of June 30, 2003, the Bank had no loans that exceeded the loans to one borrower limit.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2003, there was $116.2 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. Although the Bank does not have any brokered deposits at June 30, 2003, it could purchase up to $248.9 million and remain "well capitalized" as defined by the OTS.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     During the quarter ended June 30, 2002, a class of plaintiffs filed a lawsuit against the Bank and eleven other financial institution defendants in the Circuit Court of St. Louis County, Missouri. The suit alleged that all the defendants, including the Bank, who had charged fees to their customers for the preparation of mortgage documents had engaged in the practice of law without a license. The Bank was dismissed as a defendant early in this case on the basis that, as a federally chartered institution, federal law preempts state law with regard to the action. This case continues with regard to other defendants and, although North American was named in the plaintiff's amended petitions, the Bank was dismissed each time on the basis of federal preemption. Management believes that the Bank will also prevail in any subsequent appeal.

     There were no other material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 2.	Changes in Securities
		None.


Item 3.	Defaults Upon Senior Securities
		None.


Item 4.	Submission of Matters to a Vote of Security Holders
          None

Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on April 23, 2003, which announced a cash dividend of $0.17 per share payable on May 23, 2003 to shareholder's of record as of May 2, 2003.

     A report on Form 8-K was filed on May 13, 2003, which announced financial results for the quarter ended March 31, 2003.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


August 14, 2003                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 14, 2003                              By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

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


Date:  August 14, 2003

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


Date:  August 14, 2003