Form 10-K
period 2003-09-30
NASB FINANCIAL INC
filed 2003-12-29
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[  ]Yes   [X]No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2003, was approximately $191.5 million.


     As of December 15, 2003, there were issued and outstanding
8,455,442 shares of the Registrant's common stock
..
                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2003.
2. Part III - Proxy Statement for the 2004 Annual Meeting of
   Stockholders.

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

     The Bank's primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, Excelsior Springs, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri, and Overland Park, Leawood, and Lawrence in Kansas, and Davenport, Iowa. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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

As of 9/30/03
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                           $  992,780     7.16%
  Mortgage-backed securities           7,114     6.17%
  Investments                         25,483     3.77%
  Bank deposits                       20,752     0.88%
                                  ----------------------
    Total earning assets           1,046,129     6.94%
Non-earning assets                    31,759   ---------
                                  -----------
      Total                       $1,077,888
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  200,865     1.00%
  Customer certificates of deposit   420,010     2.96%
  FHLB advances                      323,278     2.84%
  Other borrowings                        --       --
                                  ----------------------
    Total costing liabilities        944,153     2.50%
Non-costing liabilities               16,986   ---------
Stockholders' equity                 116,749
                                  -----------
      Total                       $1,077,888
                                  ===========
Net earning balance               $  101,976
                                  ===========
Earning yield less costing rate                  4.44%
                                               =========


As of 9/30/02
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 870,532     8.13%
  Mortgage-backed securities           6,552     7.42%
  Investments                         24,455     4.48%
  Bank deposits                       22,521     1.52%
                                  ----------------------
    Total earning assets             924,060     7.86%
Non-earning assets                    29,193   ---------
                                  -----------
      Total                        $ 953,253
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts               $ 168,781     1.45%
  Customer certificates of deposit   398,936     4.33%
  FHLB advances                      274,717     4.84%
  Other borrowings                        --       --
                                  ----------------------
    Total costing liabilities        842,434     3.92%
Non-costing liabilities               10,157   ---------
Stockholders' equity                 100,662
                                  -----------
      Total                        $ 953,253
                                  ===========
Net earning balance                 $ 81,626
                                  ===========
Earning yield less costing rate                  3.94%
                                               =========

                                       As of 9/30/01
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                            $ 914,576     8.98%
  Mortgage-backed securities          14,856     6.60%
  Investments                         23,261     6.18%
  Bank deposits                       18,350     3.96%
                                  ----------------------
    Total earning assets             971,043     8.79%
Non-earning assets                    38,849   ---------
                                  -----------
      Total                       $1,009,892
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts               $ 155,762     2.63%
  Customer certificates of deposit   460,631     5.98%
  FHLB advances                      290,658     6.23%
  Other borrowings                        46     6.50%
                                  ----------------------
    Total costing liabilities        907,097     5.49%
Non-costing liabilities               15,187   ---------
Stockholders' equity                  87,608
                                  -----------
      Total                       $1,009,892
                                  ===========
Net earning balance                 $ 63,946
                                  ===========
Earning yield less costing rate                  3.30%
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

                               Year ended September 30,
                        ---------------------------------------
                          2003    2002    2001    2000    1999
                        ---------------------------------------
Return on average assets  2.30%   2.04%   1.67%   1.63%   1.65%
Return on average equity 20.24%  19.40%  18.25%  18.12%  17.35%
Equity to asset ratio    11.51%  11.19%   9.83%   8.50%   9.55%
Dividend payout ratio    23.23%  24.41%  24.87%  22.89%  21.11%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2003     2002     2001     2000     1999
             -----------------------------------------------
February      $ 0.17    0.15     0.125     0.10     0.08
May             0.17    0.15     0.125     0.10     0.08
August          0.17    0.15     0.125     0.10     0.08
November        0.85    0.15     0.125     0.10     0.08

     The dividend paid in November 2003 was made up of a quarterly dividend of $0.17 per share and a special one-time dividend of $0.68 per share.



                            ASSET ACTIVITIES

LENDING ACTIVITIES
     The Bank, has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, construction and development lending. The residential mortgage loan originations have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable, held for investment plus held for sale, for the periods indicated. The related discounts, premiums, deferred fees and loans-in-process accounts are excluded. Dollar amounts are expressed in thousands.




	                                                     As of September 30,
                          --------------------------------------------------------------------------
                             2003           2002           2001           2000           1999
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $371,282  33%   355,314  35    387,828  38    468,997   46    430,635  50
  Business properties     411,435  36    391,381  38    314,025  31    214,882   21    153,549  18
  Partially guaranteed
    by VA or insured
    by FHA                 13,759   1      8,042   1     30,898   3     27,138    3     34,945   4
  Construction and
    development           280,126  25    207,729  20    217,354  22    246,822   24    197,041  23
                        -------------  -------------  -------------  --------------   ------------
  Total mortgage loans  1,076,602  95    962,466  94    950,105  94    957,939   94    816,170  95
Commercial loans           28,298   3     15,822   2     10,857   1      7,143    1      4,335  --
Installment loans to
    individuals            27,127   2     37,904   4     49,075   5     48,646    5     41,737   5
                        -------------  -------------  -------------  --------------  -------------
                       $1,132,027 100  1,016,192 100  1,010,037 100   1,013,628 100    862,242 100
                        =============  =============  =============  ==============  =============



     The following table sets forth information at September 30, 2003, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2005
                                      Through    After
                              2004      2008      2008        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  9,891    36,609    224,025      270,525
   - at adjustable rates     4,315     3,134    518,502      525,951
Construction and development:
   - at fixed rates         26,263     6,127        272       32,662
   - at adjustable rates   214,977    19,814     12,673      247,464
                           ------------------------------------------
Total mortgage loans       255,446    65,684    755,472    1,076,602
Commercial loans             2,361     3,393     22,544       28,298
Installment loans to
  Individuals                3,479     4,184     19,464       27,127
                           ------------------------------------------
   Total loans receivable $261,286    73,261    797,480    1,132,027
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2003, 33% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veteran's Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2003, are $13.8 million or 1% of the Bank's total loans that were insured by the FHA or VA.

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

     At the time a potential borrower applies for a single family residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at the lower of cost or fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider a property's loan-to-value ratio and the borrower's ability to repay the loan

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are offered to owner/occupants, to persons building a residence for seasonal use or for investment purposes, and to builders/developers who build properties to be sold. As of September 30, 2003, 25% of the Bank's total loans receivable were construction and development loans. Construction loans are originated at interest rates that adjust daily based on a pre-determined percentage indexed to the prime lending rate. Most construction loans are due and payable within one year or else are converted to a permanent loan. In some cases extensions are permitted if payments are current and the construction has continued satisfactorily. Land acquisition and development loans for the purpose of developing raw land into residential or commercial property typically have three-year terms at floating interest rates.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2003, commercial real estate loans on business properties were $411.4 million or 36% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2003, consumer installment loans and lease financing to individuals represented approximately 2% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2003, the Bank sold $279.3 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2003, the Bank had loans held for sale with a carrying value of $168.3 million.

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

                                         As of September 30,
                             -----------------------------------------
                                 2003    2002    2001    2000    1999
                             -----------------------------------------
Asset Classification
  Substandard                $ 15,932  14,822  18,780  17,235  12,287
  Doubtful                         --      --      --      --      --
  Loss                          2,325   1,395   1,851   2,857   2,738
                             -----------------------------------------
    Total Classified           18,257  16,217  20,631  20,092  15,025
Allowance for loan/REO
  Losses                       (9,348) (6,854) (7,035) (8,386) (7,960)
                             -----------------------------------------
   Net classified assets     $  8,909   9,363  13,596  11,706   7,065
                             =========================================
   Net classified to total
     classified assets             49%     58%     66%     58%     47%
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

                                          September 30,
                           ------------------------------------------
                              2003    2002    2001    2000    1999
                           ------------------------------------------
Total Assets            $ 1,107,359 978,222 972,056 984,525 825,797
                           ==========================================

Non-accrual loans       $     6,924   6,361   6,877   4,447   4,074
Troubled debt
  Restructurings              3,565   3,337   3,575   8,142   4,004
Net real estate and
  other assets acquired
  through foreclosure         4,561   4,938   8,043   3,683   2,702
                           ------------------------------------------
     Total              $    15,050  14,636  18,495  16,272  10,780
                           ==========================================
Percent of total assets        1.36%   1.50%   1.90%   1.65%   1.31%
                           ==========================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2003
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               140          $ 14,998           1.4%
90 or more days             121             6,924           0.6%
                       -----------       -----------------------------
    Total                   261          $ 21,922           2.0%
                       ===========       =============================


                      As of September 30, 2002
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               129          $ 15,874           1.6%
90 or more days             100             6,361           0.6%
                       -----------       -----------------------------
    Total                   229          $ 22,235           2.2%
                       ===========       =============================


     The effect of non-performing loans on interest income for fiscal year 2003 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2003                        $  6,924
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2003 if
    these loans had been performing                 $    587
Actual amount included in interest income for
    fiscal 2003                                          172
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    415
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

     Management records an Allowance for Loan and Lease Losses sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The ALLL recognizes the inherent risks associated with lending activities but, unlike a specific allowance, has not been allocated to particular problem assets but to a homogenous pool of loans. Management analyzes the adequacy of the allowance on a monthly basis and believes that the Bank's specific loss allowances and ALLL are adequate. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank's allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

     Management estimates the required level of ALLL using a formula based on various subjective and objective factors. ALLL is established and maintained in the form of a provision on loss charged to earnings. Based on its analysis, management may determine that ALLL is above appropriate levels. If so, a negative loss provision would be recorded to reduce the ALLL. This could occur due to significant asset recoveries or significant reductions in the level of classified assets. Each quarter management assesses the risk of the assets in the loan portfolio using historical loss data and current economic conditions in order to determine impairment of the various loan portfolios and adjusts the level of ALLL. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months.

     When considering the adequacy of ALLL, management's evaluation of the asset portfolio has two primary components: foreclosure probability and loss severity. Foreclosure probability is the likelihood of loans not repaying in accordance with their original terms, which would result in the foreclosure and subsequent liquidation of the property. Loss severity is any potential loss resulting from the loan's foreclosure and subsequent liquidation. Management calculates estimated foreclosure frequency and loss severity ratios for each homogenous loan pool based upon historical data plus an estimate of certain subjective factors including future market trends and economic conditions. These ratios are applied to the balances of the homogeneous loan pools to determine the adequacy of the ALLL each month.

     In addition to analyzing homogenous pools of loans for impairment, management reviews individual loans for impairment each month. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Bank records a specific allowance equal to the excess of the loan's carrying value over the present value of the estimated future cash flows discounted at the loan's effective rate based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans on residential properties with greater than four units and loans on construction/development and commercial properties are evaluated for impairment on a loan by loan basis.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2003    2002    2001    2000    1999
                             -----------------------------------------
Balance at beginning of year  $ 5,865   5,835   7,157   6,671   6,405
Total provisions                  538     557     460     600     300
Recoveries (charge-offs)on:
  Residential properties           87    (108)     10     (17)     --
  Business properties             (92)   (291) (1,730)    (15)     --
  Construction and development    320      (3)      1      (1)    (10)
  Commercial loans                 --      --      --      --      (1)
  Installment loans               (41)   (125)    (63)    (81)    (23)
                             -----------------------------------------
Total net recoveries
   (charge-offs)                  274    (527) (1,782)   (114)    (34)
Acquired in merger              1,309      --      --      --      --
                             -----------------------------------------
Balance at end of year        $ 7,986   5,865   5,835   7,157   6,671
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.





                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2003           2002           2001           2000           1999
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $  1,325  15%     1,161  20      1,344  23      1,473   20      1,357  20
Business properties         4,772  60      3,589  61      2,754  47      3,345   47      3,405  51
Construction and
  development                 965  12        626  11        916  16      1,780   25      1,399  21
Commercial loans              162   2         59   1         61   1         54    1         20   1
Installment loans             762  10        430   7        760  13        505    7        490   7
                        -------------  -------------  -------------  --------------  -------------
                       $    7,986 100      5,865 100      5,835 100      7,157  100      6,671 100
                        =============  =============  =============  ==============  =============


</Table

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

                                             September 30,
                            -----------------------------------------
                                2003    2002    2001    2000    1999
                            -----------------------------------------
Beginning allowance for loss   $  646   1,200   1,229   1,289   1,336
Provisions                      1,984    (236)    140      --      --
Net recoveries (charge-offs)   (1,611)   (318)   (169)    (60)    (47)
                            -----------------------------------------
Allowance for loss at year-end $1,019     646   1,200   1,229   1,289
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

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC and FNMA. As of September 30, 2003, the Bank had
$764,000 in fixed rate and $137,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The
Bank also had $31,000 in CMO bonds held to maturity.

INVESTMENT SECURITIES
     As of September 30, 2003, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.


                                                              September 30,
                        ----------------------------------------------------------------------------
                            2003            2002            2001           2000            1999
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 82,880  13	  70,919  13      65,885  11      63,010  10      57,987  10
Savings accounts         109,038  17     100,737  18      84,918  15      77,839  13      85,758  15
Money market demand
   accounts               16,635   2       9,298   2       6,782   1       6,505   1       7,004   1
Certificates of deposit  446,135  68     368,483  67     418,455  71     474,311  76     414,714  74
Brokered accounts             --  --          --  --       9,997   2          --  --          --  --
                        -------------    ------------    ------------    ------------    -----------
                        $654,688 100     549,437 100     586,037 100     621,665 100     565,463 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          2.13%           2.78%           4.55%           5.46%           4.83%




     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        2003      2002      2001      2000      1999
                     -------------------------------------------------
Deposit receipts  $ 1,178,584   873,622   908,522   884,054   741,718
Withdrawals         1,171,160   930,237   924,111   857,358   744,325
                     -------------------------------------------------
Deposit receipts
  and purchases in
  Excess of (less
  than) withdrawals     7,424   (56,615)  (15,589)   26,696   (2,607)
Deposits sold              --        --   (51,631)       --        --
Deposits acquired in
  Merger               82,750        --        --        --        --
Interest credited      15,077    20,015    31,592    29,506    22,566
                     -------------------------------------------------
    Net increase
      (decrease)  $   105,251   (36,600)  (35,628)   56,202    19,959
                     =================================================
Balance at end
  of year         $   654,688   549,437   586,037   621,665   565,463
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2003.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  12,620
     Maturing in three to six months        11,888
     Maturing in six to twelve months       10,948
     Maturing in over twelve months         23,412
                                           --------
                                         $  58,868
                                           ========

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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, particularly when management determines that it can profitably invest the advances over their term. During fiscal 2003, the Bank borrowed an additional $460.0 million in advances, repaid $457.3 million, and as of September 30, 2003, had a balance of $308.1 million (31% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                   --------------------------------------------------
                      2003      2002      2001      2000      1999
                   --------------------------------------------------
FHLB advances     $ 308,088   295,192   273,471   264,436   168,088
Other notes payable      --        --        --       100       150
                  --------------------------------------------------
   Total          $ 308,088   295,192   273,471   264,536   168,238
                  ==================================================
Weighted average
   rate                1.62%     3.73%     5.47%     6.67%     5.51%
                  ==================================================

     As of September 30, 2003, the Bank had no category of short-term borrowings for which the average balance outstanding during the year was more than stockholders' equity.


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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2003, the Bank and its subsidiaries had 378 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2003, of $15.6 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. At September 30, 2003, the Bank had available advances at FHLB of $108.9 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. Although the Bank does not have any brokered deposits at September 30, 2003, it could purchase up to $327.3 million and remain "well capitalized" as defined by the OTS.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2003, intangible assets of $3.3 million and servicing rights and deferred tax assets totaling an additional $3.3 million were deducted from the Bank's regulatory capital. At September 30, 2003, the Bank's core capital ratio was 10.6%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2003, North American's regulatory tangible capital was 10.6% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2003, the Bank's current risk-based regulatory capital was 12.9% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 2003, North American had no loans that exceeded its loans-to-one-borrower limit.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2003, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2003, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 2002 and 2001, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under the new tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture will be completed over a six-year phase-in period. The phase-in period was delayed for two years for institutions who met certain residential lending requirements. As of September 30, 2003, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock has forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North America's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has eight branch offices, eight loan origination offices, one internet loan origination office, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2003, was approximately $6.2 million.

                                  Date      Owned/        Lease
Location                        Occupied    Leased      Expiration
----------------------------------------------------------------------
12498 South 71 Highway
Grandview, Missouri                 1972       Owned

646 N, 291 Highway
Lees Summit, Missouri               1992       Owned

8501 North Oak Trafficway
Kansas City, Missouri               1994       Owned

920 North Belt
St. Joseph, Missouri                1979       Owned

2002 E Mechanic
Harrisonville, Missouri             1975       Owned

11400 E 23rd  St.
Independence, Missouri              2000       Owned

7012 NW Barry Road
Kansas City, Missouri               2001       Owned

1001 N Jesse James Road
Excelsior Springs, Missouri         2002       Owned

12125-D Blue Ridge Extension
Grandview, Missouri                 1990       Leased    January 2007

949 NE Columbus
Lee's Summit, Missouri              1993       Leased    November 2007

12900 Metcalf - Suite 140
Overland Park, Kansas               1996       Leased    December 2004

12800 Corporate Hill Drive
St. Louis, Missouri                 2000       Leased    April 2005

1014 Country Club Road
St. Charles, Missouri               1997       Leased    December 2006

One Hallbrook Place, Suite 225
Leawood, Kansas                     2002       Leased    April 2007

3322 South Campbell - Suite W
Springfield, Missouri               1993       Leased    August 2005

1201 Wakarusa, Building A-2
Lawrence, Kansas                    2003       Leased    June 2006

5177 Utica Ridge Road
Davenport, Iowa                     2003       Leased    March 2009

11225 College Boulevard, Suite 400  2003       Leased    June 2005



ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 44 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 12 in the 2003
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 9 through 10 in the 2003
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 13 through 39 of the 2003
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE
     A report on Form 8-K was filed on December 23, 2002 under Item 4, which reported management's appointment of the firm of BKD, LLP to replace Deloitte & Touche, LLP as independent auditors of the Bank.

ITEM 9a.  CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. The undersigned, principal executive officer and principal financial officer of NASB Financial, Inc. conclude that the disclosure controls and procedures of NASB Financial, Inc. are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

     Changes in Internal Controls. There have been no significant changes in the internal controls of NASB Financial, Inc. or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of NASB Financial, Inc.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 8 through 13 of the Company's Proxy Statement for the 2004 Annual Meeting and information appearing on pages 42 and 43 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 8 through 13 of the Company's Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 2 and 9 of the Company's Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 14 of the Company's Proxy
Statement for the 2004 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     BKD, LLP billed the Company a total of $74,500 for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended September 30, 2003, and the reviews of financial statements included in the Company's quarterly reports on Forms 10-Q. There were no fees billed by BKD, LLP for financial information systems design or implementation fees during the Company's fiscal year ended September 30, 2003. BKD, LLP billed the Company a total of $10,435 for all other fees, which consisted of services related to the audit of the Bank's retirement plan, preparation and review of the Company's various state and Federal income tax returns, and consultation on various tax related matters with regard to NASB Financial, Inc.'s acquisition of CBES Bancorp, Inc.

     Deloitte & Touche LLP billed the Company a total of $112,000 for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended September 30, 2002, and the reviews of financial statements included in the Company's quarterly reports on Forms 10-Q. There were no fees billed by Deloitte & Touche LLP for financial information systems design or implementation fees during the Company's fiscal year ended September 30, 2002. Deloitte & Touche LLP billed the Company a total of $23,268 for all other fees, which consisted of services related to the audit of the Bank's retirement plan, preparation and review of the Company's various state and Federal income tax returns, and consultation on various tax related matters with regard to NASB Financial, Inc.'s acquisition of CBES Bancorp, Inc.

     The Audit Committee considered whether the provision of non-audit services (which relate to audit of the Bank's retirement plan and to preparation and review of tax returns) is compatible with maintaining the accountants (BKD, LLP and Deloitte & Touche LLP) independence. The Audit Committee concluded that performance of such services did not affect the independence of the accountants in performing their function as auditor of the Company.

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2003 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2003, and 2002
(Annual Report - Page 13).

     Consolidated Statements of Income for the years ended September 30, 2003, 2002, and 2001 (Annual Report - Page 14).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2003, 2002, and 2001 (Annual Report - Pages 15 and 16).

     Consolidated Statements of Stockholders' Equity for the years
ended September 30, 2003, 2002, and 2001 (Annual   Report - Page 17).

     Notes to Consolidated Financial Statements (Annual Report - Pages 18 through 39).

     Independent Accountants' Report (Annual Report - Page 40).

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

10.3)NASB Financial, Inc. Equity Incentive Compensation Plan dated adopted on October 28, 2003. (Exhibit B to the Company's Proxy Statement for the 2004 Annual Meeting and incorporated herein by Reference.)

*13) 2003 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2003, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2004 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

     A report on Form 8-K was filed on December 23, 2002 under
Item 4, which reported management's appointment of the firm of BKD, LLP to replace Deloitte & Touche, LLP as independent auditors of the Bank.

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

     A report on Form 8-K was filed on July 29, 2003, which announced a cash dividend of $0.17 per share payable on August
29, 2003 to shareholder's of record as of August 8, 2003.

         A report on Form 8-K was filed on August 7, 2003, which announced financial results for the quarter ended June 30, 2003.

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 29, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 30, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

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


/s/ A. Ray Cecrle                            Director
A Ray Cecrle


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


Date:  December 29, 2003

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


Date:  December 29, 2003