Form 10-Q
period 2003-12-31
NASB FINANCIAL INC
filed 2004-02-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2003

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

                                           Yes  X        No


The number of shares of Common Stock of the Registrant outstanding as of February 11, 2004, was 8,455,442.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2003            2003
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    15,426         24,321
Securities available for sale                  5,496          5,564
Stock in Federal Home Loan Bank, at cost      16,220         15,006
Mortgage-backed securities:
  Available for sale                          97,439          4,664
  Held to maturity (market value of $909
    and $987 at December 31, 2003, and
    September 30, 2003, respectively)            863            932
Loans receivable:
  Held for sale                              183,786        168,292
  Held for investment, net                   867,109        861,400
Allowance for loan losses                     (7,972)        (7,986)
Accrued interest receivable                    4,983          4,707
Foreclosed assets held for sale, net           3,799          4,561
Premises and equipment, net                    8,122          7,631
Investment in LLC                              6,284          2,272
Mortgage servicing rights, net                 1,178          1,191
Deferred income tax asset                      4,447          4,477
Other assets                                  10,216          9,727
                                           ----------     ----------
                                         $ 1,217,396      1,107,359
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   653,185        654,688
  Advances from Federal Home Loan Bank       335,956        308,088
  Repurchase agreements                       85,000             --
  Escrows                                      3,872          8,300
  Income taxes payable                         7,370          4,462
  Accrued expenses and other liabilities       5,876          4,387
                                           ----------     ----------
      Total liabilities                    1,091,259        979,925
                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,852,112 issued
    at December 31, 2003, and 9,840,112 issued
    at September 30, 2003                      1,478          1,476
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,211         16,116
  Retained earnings                          125,327        126,769
  Treasury stock, at cost; 1,396,670
    shares at December 31, 2003 and
    at September 30, 2003                    (17,077)       (17,077)
  Accumulated other comprehensive income         198            150
                                           ----------     ----------
      Total stockholders' equity             126,137        127,434
                                           ----------     ----------
                                         $ 1,217,396      1,107,359
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                Three months ended
                                                    December 31,
                                               ----------------------
                                                  2003         2002
                                               ---------    ---------
Interest on loans                              $ 16,512       17,730
Interest on mortgage-backed securities              766           89
Interest and dividends on securities                190          270
Other interest income                                26           27
                                               ---------    ---------
  Total interest income                          17,494       18,116
                                               ---------    ---------

Interest on customer deposit accounts             3,269        3,564
Interest on advances from FHLB                    1,148        2,801
Interest on repurchase agreements                   195           --
                                               ---------    ---------
  Total interest expense                          4,612        6,365
                                               ---------    ---------
    Net interest income                          12,882       11,751
Provision for loan losses                            --           18
                                               ---------    ---------
    Net interest income after provision
      for loan losses                            12,882       11,733
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                          193        (758)
  Impairment(loss) recovery on mortgage
      servicing rights                              (31)         247
  Customer service fees and charges               1,329        1,346
  Provision for loss on real estate owned            --       (1,200)
  Loss on sale of securities available for sale      --          (13)
  Gain on sale of loans held for sale             1,334        2,737
  Other                                             744          (34)
                                               ---------    ---------
    Total other income                            3,569        2,325
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,676        2,513
  Commission-based mortgage banking
      compensation                                1,094        1,364
  Premises and equipment                            709          558
  Advertising and business promotion                371          260
  Federal deposit insurance premiums                 26           26
  Other                                           1,348        1,121
                                               ---------    ---------
    Total general and administrative expenses     7,224        5,842
                                               ---------    ---------
    Income before income tax expense              9,227        8,216
Income tax expense                                3,483        3,161
                                               ---------    ---------
    Net income                                  $ 5,744        5,055
                                               =========    =========
Basic earnings per share                        $  0.68         0.60
                                               =========    =========
Diluted earnings per share                      $  0.68         0.60
                                               =========    =========

Weighted average shares outstanding           8,452,312    8,425,299




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income          equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2003          $ 1,476       16,116    126,769    (17,077)      150        127,434
  Comprehensive income:
    Net income                           --           --      5,744         --        --          5,744
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities     --           --         --         --        48             48
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --          5,792
  Cash dividends paid                    --           --     (7,186)        --        --         (7,186)
  Stock options exercised                 2           95         --         --        --             97
                                  ----------------------------------------------------------------------
Balance at December 31, 2003    $     1,478       16,211    125,327    (17,077)      198        126,137
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  5,744        5,055
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                221          179
  Amortization and accretion, net                              20          392
  Impairment loss (recovery) on mortgage servicing rights      31         (247)
  Net fair value of loan related commitments                 (148)         248
  Gain on sale of loans receivable held for sale           (1,334)      (2,737)
  Provision for loan losses                                    --           18
  Provision for loss on real estate owned                      --        1,200
  Origination and purchase of loans held for sale        (127,640)    (203,881)
  Sale of loans receivable held for sale                  131,444      208,028
Changes in:
  Accrued interest receivable                                (276)        (347)
  Accrued expenses and other liabilities and
    income taxes payable                                    4,803        3,695
                                                          ----------------------
Net cash provided by operating activities                  12,865       11,603

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           69          163
    Available for sale                                        578          227
  Principal repayments of mortgage loans held
    for investment and held for sale                      119,743      170,336
  Principal repayments of other loans receivable            4,572       10,221
  Loan origination - mortgage loans held for investment  (147,215)    (222,814)
  Loan origination - other loans receivable                (2,220)      (6,578)
  Purchase of mortgage loans held for investment             (225)      (1,260)
  Purchase of mortgage-backed securities
    available for sale                                    (93,244)          --
  Purchase of FHLB stock                                     (614)      (1,735)
  Purchase from sale of securities available for sale          --        2,738
  Proceeds for sale of real estate owned                    2,232        1,102
  Purchases of premises and equipment, net of sales          (712)          32
  Investment in LLC                                        (4,012)      (2,063)
  Net cash acquired in acquisition                             --       16,664
  Other                                                      (773)      (1,028)
                                                          ----------------------
Net cash used in investing activities                    (121,821)     (33,995)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer deposit accounts                (1,347)     (14,258)
  Proceeds from advances from FHLB                        143,000      145,000
  Repayment on advances from FHLB                        (115,075)    (101,072)
  Proceeds from repurchase agreements                      85,000           --
  Cash dividends paid                                      (7,186)      (1,264)
  Stock options exercised                                      97           63
  Change in checks outstanding in excess of
    bank balances                                              --        1,494
  Change in escrows                                        (4,428)      (3,903)
                                                          ----------------------
Net cash provided by financing activities                 100,061       26,060
                                                          ----------------------
Net (decrease) increase in cash and cash equivalents       (8,895)       3,668
Cash and cash equivalents at beginning of the period       24,321        4,168
                                                          ----------------------
Cash and cash equivalents at end of period               $ 15,426        7,836
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    576          (12)
  Cash paid for interest                                    4,469        6,343

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,425        1,034
    Capitalization of mortgage servicing rights                 2           41

     In connection with the acquisition of CBES Bancorp, Inc. on December 19, 2002, the Company
acquired assets of $109.9 million, assumed liabilities of $94.3 million, received cash of $32.2 million, and paid cash of $15.6 million.






See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The consolidated balance sheet of the Company as of September 30, 2003, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of December 31, 2003, have remained unchanged from September 30, 2003. These policies are provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8
"Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2003.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 2003
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses        value
                            -------------------------------------------
Debt securities            $  4,990       259         --       5,249
Equity securities               180        --         --         180
Municipal securities             67        --         --          67
                            -------------------------------------------
  Total                    $  5,237       259         --       5,496
                            ===========================================

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 2003
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses        value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $    737      14         --        751
FHLMC participation
  certificates
    - fixed rate               2,556      --         83      2,473
    - adjustable rate         93,217     172         39     93,350
Other asset backed
  securities                     860      --         --        860
Mortgage-backed derivatives
  (including CMO residuals
   and interest-only
   securities)                     5      --         --          5
                            -------------------------------------------
     Total                  $ 97,375     186        122     97,439
                            ===========================================

     At December 31, 2003, the mortgage-backed securities available for sale portfolio had gross unrealized losses of $122,000, none of which were continuous losses exceeding twelve months. Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value of these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.


(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        December 31, 2003
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses        value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    415        31         --          446
FNMA pass-through
  certificates:
    Fixed rate                   93        --         --           93
    Balloon maturity and
      adjustable rate           135         1         --          136
Pass-through certificates
  guaranteed by GNMA
      - fixed rate              192        14         --          206
Collateralized mortgage
  obligation bonds               28        --         --           28
                            -------------------------------------------
      Total                $    863        46         --          909
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 184,799
      Business properties                                418,285
      Partially guaranteed by VA or
        insured by FHA                                    12,861
    Construction and development                         278,536
                                                       ----------
       Total mortgage loans                              894,481
  Commercial loans                                        29,795
  Installment loans to individuals                        24,949
                                                       ----------
    Total loans held for investment                      949,225
  Less:
    Undisbursed loan funds                               (76,480)
    Unearned discounts and fees and costs
      on loans, net                                       (5,636)
                                                       ----------
     Net loans held for investment                     $ 867,109
                                                       ==========


                                                      December 31,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 195,602
    Less:
      Undisbursed loan funds                             (12,087)
      Unearned discounts and fees and costs
        on loans, net                                        271
                                                       ----------
        Net loans held for sale                        $ 183,786
                                                       ==========

     Included in the loans receivable balances at December 31, 2003, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $550,000. Loans and participations serviced for others amounted to approximately $162.7 million at December 31, 2003.


(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2003
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 4,885
Less:  allowance for losses                              (1,086)
                                                       ----------
   Total                                                $ 3,799
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.

(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2003. Dollar amounts are expressed in thousands.

     Balance at October 1, 2003               $  1,191
     Additions:
        Originated mortgage servicing rights         2
        Amortization                                16
     Reductions:
        Impairment loss                            (31)
                                               --------
     Balance at December 31, 2003            $   1,178
                                               ========


(8) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended
                                             ----------------------
                                              12/31/03   12/31/02
                                             ----------------------
Net income (in thousands)                     $  5,744      5,055

Basic weighted average shares outstanding    8,452,312  8,425,299
Effect of stock options                          1,825     15,340
                                             ----------------------
Dilutive potential common shares             8,454,137  8,440,639

Net income per share:
   Basic                                      $   0.68       0.60
   Diluted                                        0.68       0.60



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


Three months ended                   Mortgage  Other and
December 31, 2003           Banking  Banking  Eliminations Consolidated
------------------------------------------------------------------------
Net interest income        $ 12,882       --         --        12,882
Provision for loan losses        --       --         --            --
Other income                  2,000    3,205     (1,636)        3,569
General and administrative
  expenses                    3,544    4,168       (488)        7,224
Income tax expense (benefit)  4,138     (352)      (303)        3,483
                            -------------------------------------------
    Net income             $  7,200     (611)      (845)        5,744
                            ===========================================




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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2003, were $1,217.4 million, an increase of $110.0 million from September 30, 2003, the prior fiscal year end. $93.2 million of this increase was due to the purchase of mortgage-backed securities which were financed primarily with repurchase agreements.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2003, the Bank originated and purchased $127.6 million in mortgage loans held for sale, $147.4 million in mortgage loans held for investment, and $2.2 million in other loans. This total of $277.2 million in loans originated compares to $434.6 million in loans originated during the three months ended December 31, 2002.

     Included in the $183.8 million in loans held for sale as of December 31, 2003, are $42.3 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/03      9/30/03     12/31/02
                            -------------------------------------
Asset Classification:
   Substandard               $ 14,927       15,932       16,537
   Doubtful                        --           --           --
   Loss                         2,243        2,325        2,979
                            -------------------------------------
                               17,170       18,257       19,516
Allowance for losses           (9,402)      (9,348)      (9,377)
                            -------------------------------------
                             $  7,768        8,909       10,139
                            =====================================

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             12/31/03      9/30/03        12/31/02
                           ----------------------------------------
Total Assets              $ 1,217,396    1,107,359      1,106,750
                           ========================================

Non-accrual loans         $     6,920        6,924          7,861
Troubled debt
  restructurings                3,549        3,565          4,013
Net real estate and
  other assets acquired
  through foreclosure           3,799        4,561          5,821
                           ----------------------------------------
     Total                $    14,268       15,050         17,695
                           ========================================
Percent of total assets         1.17%        1.36%          1.60%
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

     The following table sets forth the activity in the allowance for loan losses for the three months ending December 31, 2003, and 2002. Dollar amounts are expressed in thousands.

                                                 2003         2002
                                             -------------------------
         Balance at beginning of year      $    7,986         5,865
         Provision for loan losses                 --            18
         Acquired in merger                        --         1,309
         Recoveries                                 8             6
         Charge-offs                              (22)          (41)
                                             -------------------------
         Balance at December 31            $    7,972         7,157
                                             ==========================

LIABILITIES AND EQUITY
     Customer deposit accounts decreased $1.5 million during the three months ended December 31, 2003. The weighted average rate on customer deposits as of December 31, 2003, was 2.07%, a decrease from 2.52% as of December 31, 2002.

     Advances from the FHLB were $336.0 million as of December 31, 2003, an increase of $27.9 million from September 30, 2003. During the three-month period, the Bank borrowed $143.0 million of new advances and repaid $115.1 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     During the three months ended December 31, 2003, the Bank financed the purchase of mortgage-backed securities primarily with repurchase agreements. A total of $85.0 million of mortgage-backed securities were sold under agreements to repurchase.

     Escrows were $3.9 million as of December 31, 2003, a decrease of $4.4 million from September 30, 2003. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2003.

     Total stockholders' equity as of December 31, 2003, was $126.1 million (10.4% of total assets). This compares to $127.4 million (11.5% of total assets) at September 30, 2003. On a per share basis, stockholders' equity was $14.92 on December 31, 2003, compared to $15.09 on September 30, 2003.

     The Company paid cash dividends on its common stock of $0.85 on November 28, 2003. Subsequent to the quarter ended December 31, 2003, the Company announced a cash dividend of $0.20 per share to be paid on February 27, 2004, to stockholders of record as of February 6, 2004.

     Total stockholders' equity as of December 31, 2003, includes an unrealized gain of $198,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Three months ended
                           ------------------------
                            12/31/03      12/31/02
                           ------------------------
Return on assets              1.98%         1.94%
Return on equity             18.12%        18.16%
Equity-to-assets ratio       10.38%        10.23%
Dividend payout ratio       125.12%        25.00%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2003 and 2002.

     For the three months ended December 31, 2003, the Company had net income of $5,744,000 or $0.68 per share. This compares to net income of $5,055,000 or $0.60 per share for the quarter ended December 31, 2002.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2003 and 2002. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/03   As of
                                  --------------------------- 12/31/03
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                        $ 1,018,443    16,512   6.49%    6.17%
  Mortgage-backed securities        75,811       766   4.04%    4.98%
  Securities                        20,619       190   3.69%    3.53%
  Bank deposits                     18,469        26   0.56%    0.55%
                                 --------------------------------------
    Total earning assets         1,133,342    17,494   6.18%    5.96%
                                            ---------------------------
Non-earning assets                  37,523
                                 ----------
      Total                    $ 1,170,865
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts            $  208,095       394   0.76%    0.68%
  Customer certificates of
    deposit                        448,779     2,875   2.56%    2.70%
  FHLB advances                    310,772     1,148   1.48%    1.55%
  Repurchase agreements             63,750       195   1.22%    1.23%
                                 --------------------------------------
    Total costing liabilities    1,031,396     4,612   1.79%    1.84%
                                            ---------------------------
Non-costing liabilities             12,683
Stockholders' equity               126,786
                                 ----------
      Total                    $ 1,170,865
                                 ==========
Net earning balance            $   101,946
                                 ==========
Earning yield less costing rate                        4.39%    4.12%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets               $ 1,133,342    12,882   4.55%
                                 ============================


                                  Three months ended 12/31/02   As of
                                  --------------------------- 12/31/02
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                        $   926,802    17,730   7.65%    7.02%
  Mortgage-backed securities         5,382        89   6.61%    6.33%
  Securities                        28,678       270   3.77%    4.19%
  Bank deposits                     10,576        27   1.02%    0.81%
                                  -------------------------------------
    Total earning assets           971,438    18,116   7.46%    6.93%
                                            ---------------------------
Non-earning assets                  26,846
                                  ---------
      Total                    $   998,284
                                  =========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts            $  181,501       533   1.17%    1.13%
  Customer certificates of
    deposit                        365,333     3,031   3.32%    3.23%
  FHLB advances                    312,813     2,801   3.58%    3.30%
  Repurchase agreements                 --        --     --%      --
                                  -------------------------------------
    Total costing liabilities      859,647     6,365   2.96%    2.80%
                                            ---------------------------
Non-costing liabilities             31,358
Stockholders' equity               107,279
                                  ---------
      Total                    $   998,284
                                  =========
Net earning balance            $   111,791
                                  =========
Earning yield less costing rate                        4.50%    4.13%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets               $   971,438    11,751   4.84%
                                  ===========================


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



                                        Three months ended December 31, 2003, compared to
                                             three months ended December 31, 2002
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (2,688)       1,753       (283)     (1,218)
  Mortgage-backed securities                 (35)       1,164       (452)        677
  Securities                                  (6)         (76)         2         (80)
  Bank deposits                              (12)          21        (10)         (1)
                                        -----------------------------------------------
Net change in interest income             (2,741)       2,862       (743)       (622)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts                 (848)         718       (165)       (295)
  FHLB advances                           (1,642)         (18)         7      (1,653)
  Repurchase agreements                       --           --        195         195
                                        -----------------------------------------------
Net change in interest expense            (2,490)         700         37      (1,753)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $    (251)       2,162       (780)      1,131
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended December 31, 2003, increased $1.1 million from the same period in the prior year. Specifically, total interest expense decreased $1.8 million due to a decrease in the interest rate cost of those liabilities of 1.2%. This was partially offset by a decrease in total interest income of $622,000 from the same period in the prior year. A decrease in interest income of $2.7 million resulted from a 128 basis point decrease in the average rate earned on interest-earning assets, which was largely offset by $161.9 million increase in the average balance of interest-earning assets.

PROVISION FOR LOAN LOSSES
     The Company recorded no provision for loan losses during the quarter ended December 31, 2003. A provision of $18,000 was recorded for the three months ended December 31, 2002. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for loan and real estate owned losses was 54.8% of total classified assets at December 31, 2003, 51.2% at September 30, 2003, and 48.0% at December 31, 2002.

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

OTHER INCOME
     Other income for the three months ended December 31, 2003, increased $1.2 million from the same period in the prior year.
Provision for loss on real estate owned decreased $1.2 million to a reserve recorded during the quarter ended December 31, 2002, on a hotel property in the Southeast area of Kansas City, Missouri. This property was subsequently sold in April 2003. Net loan servicing fees increased $951,000 due to a decrease in the amortization of capitalized servicing. Other income increased $710,000 due to an increase in loan prepayment penalties and the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These increases in other income were offset by a $1.4 million decrease in gain on sale of loans held for sale due to a decrease in mortgage banking volume.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2003, increased $1.4 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $1.2 million due primarily to the addition of an internet loan origination office and the acquisition of CBES Bancorp, Inc. on December 19, 2002. The number of full time equivalent employees increased from 307 at December 31, 2002, to 388 at December 31, 2003. The increase compensation and fringe benefits was partially offset by a decrease of $270,000 in commission-based mortgage banking compensation due to a decrease in mortgage banking volume. Advertising increased $111,000, premises and equipment expense increased $151,000, and other expenses increased $227,000 due primarily to the addition of the internet loan origination office and the acquisition of CBES Bancorp, Inc.

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

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2003, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2003, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2003                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 118,953
Adjustment for regulatory capital:
  Intangible assets                                    (3,246)
  Disallowed portion of servicing assets
    and deferred tax assets                            (4,538)
  Reverse the effect of SFAS No. 115                     (198)
                                                     ---------
    Tangible capital                                  110,971
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     110,971
  Qualifying general valuation allowance                6,073
                                                     ---------
       Risk-based capital                           $ 117,044
                                                     =========


                                                               As of December 31, 2003
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 117,044     12.4%      $ 75,751      >=8%     $ 94,689     >=10%
Core capital to adjusted tangible assets    110,971      9.2%        48,121      >=4%       60,151      >=5%
Tangible capital to tangible assets         110,971      9.2%        18,045     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      110,971     11.7%            --        --       56,813      >=6%


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of December 31, 2003, the Bank had no loans that exceeded the loans to one borrower limit.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2003, there was $82.3 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. Although the Bank does not have any brokered deposits at December 31, 2003, it could purchase up to $223.6 million and remain "well capitalized" as defined by the OTS.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2003.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value
("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2003.


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

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on October 28, 2003, which announced a quarterly cash dividend of $0.17 per share and a special one-time cash dividend of $0.68 per share payable on November 28, 2003 to shareholder's of record as of November 7, 2003.

     A report on Form 8-K was filed on December 18, 2003, which announced financial results for the quarter ended September 30, 2003.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


February 13, 2004                          By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 13, 2004                         By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

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


Date:  February 13, 2004

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


Date:  February 13, 2004