Form 10-K/A
period 2003-09-30
NASB FINANCIAL INC
filed 2004-03-03
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K/A

                           AMENDMENT NO. 1


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


     As of December 15, 2003, there were issued and outstanding
8,455,442 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2003.
2. Part III - Proxy Statement for the 2004 Annual Meeting of
   Stockholders.

This Form 10-K/A is Amendment No. 1 to the Annual Report on Form 10-K filed December 29, 2003 by NASB Financial, Inc. This amendment is filed for the sole purpose of updating the certifications required by
Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  March 3, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

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

1. I have reviewed this report on Form 10-K of NASB Financial, Inc.;

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

1. I have reviewed this report on Form 10-K of NASB Financial, Inc.;

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