Form 10-Q/A
period 2003-12-31
NASB FINANCIAL INC
filed 2004-03-03
CIK 1059131

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

This Form 10-Q/A is Amendment No. 1 to the Quarterly Report on Form 10-Q filed February 13, 2004 by NASB Financial, Inc. This amendment is filed for the sole purpose of updating the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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