Form 10-Q
period 2004-03-31
NASB FINANCIAL INC
filed 2004-05-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2004

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

                                           Yes  X        No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of May 11, 2004, was 8,457,942.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           March 31,     September 30,
                                              2004            2003
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    26,703         24,321
Securities available for sale                    244          5,564
Stock in Federal Home Loan Bank, at cost      17,463         15,606
Mortgage-backed securities:
  Available for sale, at market value        194,167          4,664
  Held to maturity (market value of $742
    and $987 at March 31, 2004, and
    September 30, 2003, respectively)            704            932
Loans receivable:
  Held for sale                              197,656        168,292
  Held for investment, net                   860,938        861,400
Allowance for loan losses                     (8,003)        (7,986)
Accrued interest receivable                    5,256          4,707
Foreclosed asset held for sale, net            3,360          4,561
Premises and equipment, net                    8,023          7,631
Investment in LLC                              6,321          2,272
Mortgage servicing rights, net                   939          1,191
Deferred income tax asset                      4,231          4,477
Other assets                                  14,564          9,727
                                           ----------     ----------
                                         $ 1,332,566      1,107,359
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   649,651        654,688
  Advances from Federal Home Loan Bank       360,823        308,088
  Repurchase agreements                      172,500             --
  Escrows                                      6,167          8,300
  Income taxes payable                         4,668          4,462
  Accrued expenses and other liabilities       6,849          4,387
                                           ----------     ----------
      Total liabilities                    1,200,658        979,925
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,854,612 issued
    at March 31, 2004, and 9,840,112 issued
    at September 30, 2003                      1,478          1,476
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,234         16,116
  Retained earnings                          130,730        126,769
  Treasury stock, at cost; 1,396,670 shares
    at March 31, 2004 and September 30, 2003 (17,077)       (17,077)
  Accumulated other comprehensive income         543            150
                                           ----------     ----------
      Total stockholders' equity             131,908        127,434
                                           ----------     ----------
                                         $ 1,332,566      1,107,359
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2004         2003          2004         2003
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 16,490       17,711        32,999       35,440
Interest on mortgage-backed securities            1,605          134         2,371          222
Interest and dividends on securities                106          258           296          528
Other interest income                                20           87            47          114
                                               ---------    ---------     ---------    ---------
  Total interest income                          18,221       18,190        35,713       36,304
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             3,097        3,708         6,365        7,271
Interest on advances from FHLB                    1,293        2,664         2,440        5,464
Interest on repurchase agreements                   427           --           622           --
                                               ---------    ---------     ---------    ---------
  Total interest expense                          4,817        6,372         9,427       12,735
                                               ---------    ---------     ---------    ---------
    Net interest income                          13,404       11,818        26,286       23,569
Provision for loan losses                            --           42            --           60
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            13,404       11,776        26,286       23,509
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                         (154)        (257)           39       (1,015)
  Impairment recovery on mortgage
       servicing rights                              73           95            42          341
  Customer service fees and charges               1,641        1,174         2,970        2,520
  Provision for losses on real estate owned          --         (784)           --       (1,984)
  Gain on sale of securities available for sale     726          193           726          181
  Gain on sale of loans held for sale             3,215        3,136         4,549        5,873
  Other                                           1,001          535         1,745          500
                                               ---------    ---------     ---------    ---------
    Total other income                            6,502        4,092        10,071        6,416
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,900        3,086         7,808        5,599
  Commission-based mortgage banking compensation  1,753        1,013         2,615        2,377
  Premises and equipment                            731          661         1,440        1,220
  Advertising and business promotion                648          235         1,019          495
  Federal deposit insurance premiums                 25           26            51           52
  Other                                           1,676        1,288         3,024        2,408
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     8,733        6,309        15,957       12,151
                                               ---------    ---------     ---------    ---------
    Income before income tax expense             11,173        9,559        20,400       17,774
Income tax expense                                4,078        3,680         7,561        6,840
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 7,095        5,879        12,839       10,934
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.84         0.70          1.52         1.30
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.84         0.70          1.52         1.29
                                               =========    =========     =========    =========

Weighted average shares outstanding           8,455,469    8,438,653     8,453,882    8,433,041




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income          equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2003          $ 1,476       16,116    126,769    (17,077)      150        127,434
  Comprehensive income:
    Net income                           --           --     12,839         --        --         12,839
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities     --           --         --         --       393            393
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --         13,232
  Cash dividends paid                    --           --     (8,878)        --        --         (8,878)
  Stock options exercised                 2          118         --         --        --            120
  Purchase of common stock for
      treasury                           --           --         --         --        --             --
                                  ----------------------------------------------------------------------
Balance at March 31, 2004        $    1,478       16,234    130,730    (17,077)      543        131,908
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 12,839       10,934
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                463          380
  Amortization and accretion, net                             209          540
  Impairment recovery on mortgage servicing rights            (42)        (341)
  Net fair value of loan related commitments                 (702)        (103)
  Gain on sale of loans receivable held for sale           (4,549)      (5,873)
  Gain on sale of securities available for sale              (726)        (181)
  Provision for loan losses                                    --           60
  Provision for loss on real estate owned                    --          1,984
  Origination and purchase of loans held for sale        (326,079)    (331,318)
  Sale of loans receivable held for sale                  321,133      426,091
Changes in:
  Accrued interest receivable                                (549)         271
  Accrued expenses and other liabilities and
    income taxes payable                                    2,059         (332)
                                                          ----------------------
Net cash provided by operating activities                   4,056      102,112

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          228          254
    Available for sale                                      3,566        1,213
  Principal repayments of mortgage loans held
    for investment and held for sale                      190,620      266,396
  Principal repayments of other loans receivable            9,530       22,009
  Maturity of investment securities available for sale          3        3,514
  Loan origination - mortgage loans held for investment  (216,770)    (381,438)
  Loan origination - other loans receivable                (3,669)     (14,356)
  Purchase of mortgage loans held for investment           (1,056)      (1,942)
  Purchase of mortgage-backed securities
    available for sale                                   (193,043)          --
  Purchase of FHLB stock                                   (1,857)      (1,735)
  Proceeds from sale of securities available for sale       5,369        6,040
  Proceeds for sale of real estate owned                    4,163        4,321
  Purchases of premises and equipment, net of sales          (855)         149
  Investment in LLC                                        (4,049)      (2,064)
  Net cash acquired in merger                                  --       16,664
  Other                                                    (3,585)      (2,062)
                                                          ----------------------
Net cash used in investing activities                    (211,405)     (83,037)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer deposit accounts     (4,726)      24,968
  Proceeds from advances from FHLB                        228,000      145,000
  Repayment on advances from FHLB                        (175,152)    (126,144)
  Proceeds from repurchase agreements                     189,500           --
  Repayment on repurchase agreements                      (17,000)          --
  Cash dividends paid                                      (8,878)      (2,699)
  Stock options exercised                                     120           99
  Change in checks outstanding in excess of
    bank balances                                              --       (7,764)
  Change in escrows                                        (2,133)      (2,687)
                                                          ----------------------
Net cash provided by financing activities                 209,731       30,773
                                                          ----------------------
Net increase in cash and cash equivalents                   2,382       49,848
Cash and cash equivalents at beginning of the period       24,321        4,168
                                                          ----------------------
Cash and cash equivalents at end of period               $ 26,703       54,016
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  7,355        7,174
  Cash paid for interest                                    9,099       12,751

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  2,217        2,714
    Conversion of real estate owned to loans receivable        --          187
    Capitalization of mortgage servicing rights                 2           79

     In connection with the acquisition of CBES Bancorp, Inc. on December 19, 2002, the Company acquired assets of $109.9 million, assumed liabilities of $94.3 million, received cash of $32.2 million, and paid cash of $15.6 million.







See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The consolidated balance sheet of the Company as of September 30, 2003, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of March 31, 2004, have remained unchanged from September 30, 2003. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2003.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/04    3/31/03        3/31/04    3/31/03
                                             ----------------------    ----------------------
Net income (in thousands)                     $  7,095      5,879         12,839     10,934

Basic weighted average shares outstanding    8,455,469  8,438,653      8,453,882  8,433,041
Effect of stock options                          1,128     13,817          1,474     14,602
                                             ----------------------    ----------------------
Dilutive potential common shares             8,456,597  8,452,470      8,455,356  8,447,643

Net income per share:
   Basic                                      $   0.84       0.70           1.52       1.30
   Diluted                                        0.84       0.70           1.52       1.29



     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2004
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
Debt securities            $    180        --         --         180
Municipal securities             64        --         --          64
                            -------------------------------------------
  Total                    $    244        --         --         244
                            ===========================================


(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2004
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     664       17        --         681
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          30,047       60        --      30,107
FHLMC participation
  certificates
    - fixed rate                2,408       --        76       2,332
    - adjustable rate         160,165      882        --     161,047
                            -------------------------------------------
     Total                  $ 193,284      959        76     194,167
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         March 31, 2004
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    363        29         --          392
FNMA pass-through
  certificates:
    Fixed rate                   90        --         --           90
    Balloon maturity and
      adjustable rate           123         1         --          124
Pass-through certificates
  guaranteed by GNMA
      - fixed rate              102         8         --          110
Collateralized mortgage
  obligation bonds               26        --         --           26
                            -------------------------------------------
      Total                $    704        38         --          742
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 175,253
      Business properties                                401,985
      Partially guaranteed by VA or
        insured by FHA                                    17,511
    Construction and development                         326,669
                                                       ----------
       Total mortgage loans                              921,418
  Commercial loans                                        30,046
  Installment loans to individuals                        23,227
                                                       ----------
    Total loans held for investment                      974,691
  Less:
    Undisbursed loan funds                              (108,333)
    Unearned discounts and fees and costs
      on loans, net                                       (5,420)
                                                       ----------
     Net loans held for investment                     $ 860,938
                                                       ==========


                                                        March 31,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 265,063
    Less:
      Undisbursed loan funds                             (67,730)
      Unearned discounts and fees and costs
        on loans, net                                        323
                                                       ----------
        Net loans held for sale                        $ 197,656
                                                       ==========

     Included in the loans receivable balances at March 31, 2004, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $461,000. Loans and participations serviced for others amounted to approximately $145.3 million at March 31, 2004.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        March 31,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 4,531
Less:  allowance for losses                              (1,171)
                                                       ----------
   Total                                                $ 3,360
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date

(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2004. Dollar amounts are expressed in thousands.

     Balance at October 1, 2003               $  1,191
     Additions:
        Originated mortgage servicing rights         2
        Impairment recovery                         42
     Reductions:
        Amortization                              (296)
                                               --------
     Balance at March 31, 2003                $    939
                                               ========


(9) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three principal operating segments for purposes of financial reporting:
Banking, Local Mortgage Banking, and National Mortgage Banking. These segments were determined based on the Company's internal financial accounting and reporting processes and are consistent with the information that is used to make operating decisions and to assess the Company's performance by the Company's key decision makers.

     The National Mortgage Banking segment originates mortgage loans for sale to investors. The Local Mortgage Banking segment originates mortgage loans for sale to investors and for the portfolio of the Banking segment. The Banking segment provides a full range of banking services through the Bank's branch network, exclusive of mortgage loan originations. A portion of the income presented in the Mortgage Banking segment is derived from sales of loans to the Banking segment based on a transfer pricing methodology that is designed to approximate economic reality. The Other and Eliminations segment includes financial information from the parent company plus inter-segment eliminations.

     The following table presents financial information from the Company's operating segments for the periods indicated. Dollar amounts are expressed in thousands.



                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
March 31, 2004               Banking  Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 13,404       --        --            --        13,404
Provision for loan losses        --       --        --            --            --
Other income                  3,026    2,830     1,999        (1,353)        6,502
General and administrative
  expenses                    3,756    3,321     2,046          (390)        8,733
Income tax expense (benefit)  4,626     (179)      (17)         (352)        4,078
                            -----------------------------------------------------------
    Net income             $  8,048     (312)      (30)         (611)        7,095
                            ===========================================================




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
March 31, 2003               Banking  Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 11,827       --        --            (9)       11,818
Provision for loan losses        42       --        --            --            42
Other income                  3,911    4,582        --        (4,401)        4,092
General and administrative
  expenses                    3,628    3,626        --          (945)        6,309
Income tax expense (benefit)  4,646      368        --        (1,334)        3,680
                            -----------------------------------------------------------
    Net income             $  7,422      588        --        (2,131)        5,879
                            ===========================================================



                                       Local    National
Six months ended                      Mortgage  Mortgage   Other and
March 31, 2004               Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $26,286       --         --           --        26,286
Provision for loan losses        --       --         --           --            --
Other income                  5,025    5,367      2,667       (2,988)       10,071
General and administrative
  expenses                    7,298    6,332      3,203         (876)       15,957
Income tax expense            8,765     (352)      (196)        (656)        7,561
                            --------------------------------------------------------
    Net income              $15,248     (613)      (340)      (1,456)       12,839
                            ========================================================




                                       Local    National
Six months ended                      Mortgage  Mortgage   Other and
March 31, 2003               Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $23,600       --         --          (31)       23,569
Provision for loan losses        60       --         --           --            60
Other income                  5,990    9,909         --       (9,483)        6,416
General and administrative
  expenses                    6,699    7,345         --       (1,893)       12,151
Income tax expense            8,790      987         --       (2,937)        6,840
                            --------------------------------------------------------
    Net income              $14,041    1,577         --       (4,684)       10,934
                            ========================================================








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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2004, were $1,332.6 million, an increase of $225.2 million from September 30, 2003, the prior fiscal year end. $193.0 million of this increase was due to the purchase of mortgage-backed securities which were financed primarily with repurchase agreements.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2004, the Bank originated and purchased $326.1 million in mortgage loans held for sale, $217.8 million in mortgage loans held for investment, and $3.7 million in other loans. This total of $547.6 million in loans originated compares to $729.1 million in loans originated during the six months ended March 31, 2003.

     Included in the $197.7 million in loans held for sale as of March 31, 2004, are $92.6 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              3/31/04      9/30/03      3/31/03
                            -------------------------------------
Asset Classification:
   Substandard               $ 13,917       15,932       16,428
   Doubtful                        --           --           --
   Loss                         1,800        2,325        3,872
                            -------------------------------------
                               15,717       18,257       20,300
Allowance for losses           (9,174)      (9,348)     (10,499)
                            -------------------------------------
                             $  6,543        8,909        9,801
                            =====================================

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             3/31/04       9/30/03        3/31/03
                           ----------------------------------------
Total Assets              $ 1,332,566    1,107,359      1,112,569
                           ========================================

Non-accrual loans         $     9,310        6,924          6,275
Troubled debt
  restructurings                3,152        3,565          5,737
Net real estate and
  other assets acquired
  through foreclosure           3,360        4,561          3,346
                           ----------------------------------------
     Total                $    15,822       15,050         15,358
                           ========================================
Percent of total assets         1.19%        1.36%          1.38%
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

     The following table sets forth the activity in the allowance for loan losses for the six months ending March 31, 2004, and 2003. Dollar amounts are expressed in thousands.

                                                 2004         2003
                                             -------------------------
         Balance at beginning of year      $    7,986         5,865
         Provision for loan losses                 --            60
         Acquired in merger                        --         1,309
         Recoveries                                40            32
         Charge-offs                              (23)          (50)
                                             -------------------------
         Balance at March 31               $    8,003         7,216
                                             =========================

LIABILITIES AND EQUITY
     Customer deposit accounts decreased $5.0 million during the six months ended March 31, 2004. The weighted average rate on customer deposits as of March 31, 2004, was 1.94%, a decrease from 2.47% as of March 31, 2003.

     Advances from the FHLB were $360.8 million as of March 31, 2004, an increase of $52.7 million from September 30, 2003. During the six-month period, the Bank borrowed $228.0 million of new advances and repaid $175.2 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     During the six months ended March 31, 2004, the Bank financed the purchase of mortgage-backed securities primarily with repurchase agreements. A total of $189.5 million of mortgage-backed securities were sold under agreements to repurchase, and repurchase agreements of $17.0 million were repaid.

     Escrows were $6.2 million as of March 31, 2004, a decrease of $2.1 million from September 30, 2003. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2003.

     Total stockholders' equity as of March 31, 2004, was $131.9 million (9.9% of total assets). This compares to $127.4 million (11.5% of total assets) at September 30, 2003. On a per share basis, stockholders' equity was $15.60 on March 31, 2004, compared to $15.09 on September 30, 2003.

     The Company paid cash dividends on its common stock of $0.85 on November 28, 2003, and $0.20 on February 27, 2004. Subsequent to the quarter ended March 31, 2004, the Company announced a cash dividend of $0.20 per share to be paid on May 28, 2004, to stockholders of record as of May 7, 2004.

     Total stockholders' equity as of March 31, 2004, includes an unrealized gain of $543,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Six months ended
                           ------------------------
                             3/31/04      3/31/03
                           ------------------------
Return on assets              2.10%         2.09%
Return on equity             19.80%        19.27%
Equity-to-assets ratio        9.90%        10.57%
Dividend payout ratio        69.15%        24.68%


RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 2004 and 2003.

     For the three months ended March 31, 2004, the Company had net income of $7,095,000 or $0.84 per share. This compares to net income of $5,879,000 or $0.70 per share for the quarter ended March 31, 2003.

     For the six months ended March 31, 2004, the Company had net income of $12,839,000 or $1.52 per share. This compares to net income of $10,934,000 or $1.30 per share for the six months ended March 31, 2003.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2004 and 2003. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                    Six months ended 3/31/04   As of
                                  --------------------------- 3/31/04
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,026,054    32,999   6.43%    5.91%
  Mortgage-backed securities       122,945     2,371   3.86%    3.85%
  Securities                        20,015       296   2.96%    1.76%
  Bank deposits                     17,070        47   0.55%    0.57%
                                 --------------------------------------
    Total earning assets         1,186,084    35,713   6.02%    5.49%
                                            ---------------------------
Non-earning assets                  44,514
                                 ----------
      Total                     $1,230,598
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 209,429       754   0.72%    0.68%
  Customer certificates of
    deposit                        447,891     5,611   2.51%    2.64%
  FHLB Advances                    331,527     2,440   1.47%    1.53%
  Repurchase agreements            106,500       622   1.17%    1.27%
                                 --------------------------------------
    Total costing liabilities    1,095,347     9,427   1.72%    1.76%%
                                            ---------------------------
Non-costing liabilities              7,187
Stockholders' equity               128,064
                                 ----------
      Total                     $1,230,598
                                 ==========
Net earning balance             $   90,737
                                 ==========
Earning yield less costing rate                        4.30%    3.73%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,186,084    26,286   4.43%
                                 ============================


                                    Six months ended 3/31/03   As of
                                  --------------------------- 3/31/03
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  954,764    35,440   7.42%    6.92%
  Mortgage-backed securities         6,976       222   6.36%    6.51%
  Securities                        27,540       528   3.83%    3.77%
  Bank deposits                     23,019       114   0.99%    0.82%
                                 --------------------------------------
    Total earning assets         1,012,299    36,304   7.17%    6.56%
                                            ---------------------------
Non-earning assets                  31,924
                                 ----------
      Total                     $1,044,223
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 194,433     1,081   1.11%    1.08%
  Customer certificates of
    deposit                        394,315     6,190   3.14%    3.12%
  FHLB Advances                    322,776     5,464   3.39%    3.09%
  Repurchase agreements                 --        --     --       --
                                 --------------------------------------
    Total costing liabilities      911,524    12,735   2.79%    2.68%
                                            ---------------------------
Non-costing liabilities             21,622
Stockholders' equity               111,077
                                 ----------
      Total                     $1,044,223
                                 ==========
Net earning balance             $  100,775
                                 ==========
Earning yield less costing rate                        4.38%    3.88%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,012,299    23,569   4.66%
                                 ============================


     The following table provides information regarding changes in interest income and interest expense. For each category of interest-earning asset and interest-costing liability, information is provided on changes attributable to (1) changes in rates (change in rate multiplied by the old volume), and (2) changes in volume (change in volume multiplied by the old rate), and (3) changes in rate and volume (change in rate multiplied by the change in volume). Average balances, yields and rates used in the preparation of this analysis come from the preceding table. Dollar amounts are expressed in thousands.



                                        Six months ended March 31, 2004, compared to
                                             six months ended March 31, 2003
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (4,726)       2,645       (360)      (2,441)
  Mortgage-backed securities                 (87)       3,688     (1,452)       2,149
  Securities                                (120)        (144)        32         (232)
  Bank deposits                              (51)         (29)        13          (67)
                                        -----------------------------------------------
Net change in interest income             (4,984)       6,160     (1,767)        (591)
                                        -----------------------------------------------

Components of interest expense:
  Customer deposit accounts               (1,560)         847       (193)        (906)
  FHLB Advances                           (3,099)         148        (73)      (3,024)
  Repurchase agreements                       --           --        622          622
                                        -----------------------------------------------
Net change in interest expense            (4,659)         995        356       (3,308)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $    (325)       5,165     (2,123)       2,717
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended March 31, 2004, increased $1.6 million from the same period in the prior year. This resulted from a decrease in total interest expense due primarily to a decrease in the interest rate paid on interest-costing liabilities.

     Net interest margin before loan loss provision for the six months ended March 31, 2004, increased $2.7 million from the same period in the prior year. Specifically, total interest expense decreased $3.3 million due to a decrease in the interest rate paid on interest-costing liabilities of 1.1%. Total interest income decreased $591,000 from the same period in the prior year. This decrease resulted from a 115 basis point decrease in the average rate earned on interest-earning assets, largely offset by a $173.8 million increase in the average balance of interest-earning assets.


PROVISION FOR LOAN LOSSES
     The Company recorded no provision for loan losses during the six months ended March 31, 2004. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 58.4% of total classified assets at March 31, 2004, 51.2% at September 30, 2003, and 51.7% at March 31, 2003.

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

OTHER INCOME
     Other income for the three months ended March 31, 2004, increased $2.4 million from the same period in the prior year. Provision for loss on real estate owned decreased $784,000 due to a reserve recorded during the quarter ended March 31, 2003, on a hotel property in the Southeast area of Kansas City, Missouri. This property was subsequently sold in April 2003. Additionally, gain on sale of securities available for sale increased $543,000 due to the sale of corporate debt securities and the sale of an asset-backed security which the Company had previously deemed impaired. Customer service fees and charges increased $467,000 due primarily to fee income earned by the Company's national mortgage banking operation Other income increased $466,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and a decrease in expenses on foreclosed assets held for sale.

     Other income for the six months ended March 31, 2004, increased $3.7 million from the same period in the prior year. Provision for losses on real estate owned decreased $1.9 million due to the aforementioned hotel property. Net loan servicing fees increased $1.1 million due to an decrease in the amortization of capitalized servicing. This resulted from decreases in actual prepayments and estimated future prepayments of the underlying mortgage loans during the quarter. Customer service fees and charges increased $450,000 due primarily to fee income earned by the Company's national mortgage banking operation. Gain on sale of securities available for sale increased $545,000 due to the aforementioned sale of corporate debt securities and the sale of an asset-backed security which the Company had previously deemed impaired. Other income increased $1.2 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," an increase in mortgage loan prepayment penalties, and a decrease in expenses on foreclosed assets held for sale. These increases in other income were partially offset by a decrease in the gain on sale of loans held for sale of $1.3 million, which was due to decrease in mortgage banking volume for the six months ended March 31, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2004, increased $2.4 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $1.6 million due primarily to the addition of the national mortgage banking operation. Advertising increased $413,000, and other expenses increased $388,000 due primarily due to an increase in data processing and other charges related to the addition of the national mortgage banking operation.

     Total general and administrative expenses for the six months ended March 31, 2004, increased $3.8 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $2.4 million due primarily to the addition of the national mortgage banking operation. The number of full time equivalent employees increased from 310 at March 31, 2003, to 419 at March 31, 2004. Advertising increased $524,000, and other expenses increased $616,000 due primarily due to an increase in data processing and other charges related to the addition of the national mortgage banking operation.


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

REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2004, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2004, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2004                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 123,670
Adjustment for regulatory capital:
  Intangible assets                                    (3,221)
  Disallowed portion of servicing assets
    and deferred tax assets                            (4,299)
  Reverse the effect of SFAS No. 115                     (543)
                                                     ---------
    Tangible capital                                  115,607
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     115,607
  Qualifying general valuation allowance                6,203
                                                     ---------
       Risk-based capital                           $ 121,810
                                                     =========

                                                                 As of March 31, 2004
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 121,810     12.7%        76,754      >=8%       95,943     >=10%
Core capital to adjusted tangible assets    115,607      8.8%        52,664      >=4%       65,830      >=5%
Tangible capital to tangible assets         115,607      8.8%        19,749     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      115,607     12.1%            --        --       57,566      >=6%




LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. As of March 31, 2004, the Bank had no loans that exceeded the loans to one borrower limit.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2004, there was $69.1 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. Although the Bank does not have any brokered deposits at March 31, 2004, it could purchase up to $258.7 million and remain "well capitalized" as defined by the OTS.

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

     The annual stockholder's meeting was held on January 27, 2004. The following persons were elected to NASB Financial Inc.'s Board of Directors for three year terms:

                        David H. Hancock
                        Linda S. Hancock

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2004.

     Proposed amendments to the Company's Articles of Incorporation were adopted and approved.

     An Equity Incentive Compensation Plan for the issuance of options to purchase up to 250,000 shares of stock in NASB Financial, Inc. to key officers and employees over a ten-year period was approved.


Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on January 27, 2004, which announced a quarterly cash dividend of $0.20 per payable on February 27, 2004 to shareholder's of record as of February 6, 2004.

     A report on Form 8-K was filed on February 11, 2004, which announced financial results for the quarter ended December 31, 2003.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 14, 2004                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 14, 2004                              By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

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

Date:  May 14, 2004

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

Date:  May 14, 2004

19