Form 10-Q
period 2004-06-30
NASB FINANCIAL INC
filed 2004-08-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2004

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 11, 2004, was 8,460,442.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                            June 30,    September 30,
                                              2004            2003
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    17,009         24,321
Securities available for sale                    244          5,564
Stock in Federal Home Loan Bank, at cost      17,105         15,606
Mortgage-backed securities:
  Available for sale, at market value        179,584          4,664
  Held to maturity (market value of $691
    and $987 at June 30, 2004, and
    September 30, 2003, respectively)            656            932
Loans receivable:
  Held for sale                              233,676        168,292
  Held for investment, net                   862,149        861,400
Allowance for loan losses                     (8,029)        (7,986)
Accrued interest receivable                    5,594          4,707
Foreclosed asset held for sale, net            3,740          4,561
Premises and equipment, net                    8,424          7,631
Investment in LLC                              6,546          2,272
Mortgage servicing rights, net                   997          1,191
Deferred income tax asset                      5,925          4,477
Other assets                                  12,217          9,727
                                           ----------     ----------
                                         $ 1,345,837      1,107,359
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   648,409        654,688
  Brokered deposit accounts                   60,085             --
  Advances from Federal Home Loan Bank       319,589        308,088
  Repurchase agreements                      172,200             --
  Escrows                                      6,047          8,300
  Income taxes payable                         1,923          4,462
  Accrued expenses and other liabilities       4,062          4,387
                                           ----------     ----------
      Total liabilities                    1,212,315        979,925
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,854,612 issued
    at June 30, 2004, and 9,840,112 issued
    at September 30, 2003                      1,478          1,476
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,234         16,116
  Retained earnings                          135,050        126,769
  Treasury stock, at cost; 1,396,670 shares
    at June 30, 2004 and September 30, 2003  (17,077)       (17,077)
  Accumulated other comprehensive
    income (loss)                             (2,163)           150
                                           ----------     ----------
      Total stockholders' equity             133,522        127,434
                                           ----------     ----------
                                         $ 1,345,837      1,107,359
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                 Three months ended          Nine months ended
                                                       June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2004         2003          2004         2003
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 16,511       17,863        49,510       53,303
Interest on mortgage-backed securities            1,791          127         4,162          349
Interest and dividends on securities                 74          219           370          747
Other interest income                                28           48            75          161
                                               ---------    ---------     ---------    ---------
  Total interest income                          18,404       18,257        54,117       54,560
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             3,192        3,715         9,557       10,987
Interest on advances from FHLB                    1,348        2,113         3,788        7,577
Interest on repurchase agreements                   567           --         1,189           --
                                               ---------    ---------     ---------    ---------
  Total interest expense                          5,107        5,828        14,534       18,564
                                               ---------    ---------     ---------    ---------
    Net interest income                          13,297       12,429        39,583       35,996
Provision for loan losses                           265          206           265          266
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            13,032       12,223        39,318       35,730
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          341         (329)          380       (1,344)
  Impairment recovery (loss) on mortgage
       servicing rights                             (80)          78           (38)         420
  Customer service fees and charges               1,921        1,274         4,891        3,794
  Recovery (provision for losses) on real
       estate owned                                 134           --           134       (1,984)
  Gain on sale of securities available for sale      --           68           726          249
  Gain on sale of loans held for sale             4,189        2,909         8,738        8,782
  Other                                            (401)       1,074         1,344        1,576
                                               ---------    ---------     ---------    ---------
    Total other income                            6,104        5,074        16,175       11,493
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,212        2,956        12,020        8,555
  Commission-based mortgage banking compensation  1,942        1,211         4,557        3,589
  Premises and equipment                            787          617         2,227        1,837
  Advertising and business promotion                898          205         1,917          700
  Federal deposit insurance premiums                 25           26            76           78
  Other                                           1,810        1,240         4,834        3,647
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     9,674        6,255        25,631       18,406
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              9,462       11,042        29,862       28,817
Income tax expense                                3,450        4,251        11,011       11,092
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 6,012        6,791        18,851       17,725
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.71         0.81          2.23         2.10
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.71         0.80          2.23         2.10
                                               =========    =========     =========    =========

Weighted average shares outstanding           8,457,942    8,435,535     8,455,230    8,433,872




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)


                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock  income (loss)    equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2003          $ 1,476       16,116    126,769    (17,077)      150        127,434
  Comprehensive income:
    Net income                           --           --     18,851         --        --         18,851
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities     --           --         --         --    (2,313)        (2,313)
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --         16,538
  Cash dividends paid                    --           --    (10,570)        --        --        (10,570)
  Stock options exercised                 2          118         --         --        --            120
  Purchase of common stock for
      treasury                           --           --         --         --        --             --
                                  ----------------------------------------------------------------------
Balance at June 30, 2004        $    1,478       16,234     135,050    (17,077)   (2,163)        133,522
                                  ======================================================================




See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)


                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2004        2003
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 18,851       17,725
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                747          566
  Amortization and accretion, net                            (381)         468
  Impairment loss (recovery) on mortgage servicing rights      38         (420)
  Net fair value of loan related commitments                  251         (826)
  Gain on sale of loans receivable held for sale           (8,738)      (8,782)
  Gain on sale of securities available for sale              (726)        (249)
  Provision for loan losses                                   265          266
  Provision for loss (recovery) on real estate owned         (134)       1,984
  Origination and purchase of loans held for sale        (696,726)    (515,696)
  Sale of loans receivable held for sale                  662,915      613,417
Changes in:
  Accrued interest receivable                                (887)         512
  Accrued expenses and other liabilities and
    income taxes payable                                   (1,784)         (41)
                                                          ----------------------
Net cash provided by (used in) operating activities       (26,309)     108,924

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          276          417
    Available for sale                                     13,624        2,080
  Principal repayments of mortgage loans                  348,848      313,979
  Principal repayments of other loans receivable           13,645       35,370
  Maturity of investment securities available for sale          3        3,514
  Loan origination - mortgage loans held for investment  (379,496)    (482,495)
  Loan origination - other loans receivable                (5,478)     (24,076)
  Purchase of mortgage loans held for investment           (4,569)      (2,293)
  Purchase of mortgage-backed securities
    available for sale                                   (193,043)          --
  Purchase of FHLB stock                                   (1,499)      (1,735)
  Proceeds from sale of securities available for sale       5,369        7,132
  Proceeds for sale of real estate owned                    5,650        5,676
  Purchases of premises and equipment, net of sales        (1,540)          58
  Investment in LLC                                        (4,274)      (2,064)
  Net cash acquired in merger                                  --       16,664
  Other                                                    (3,898)      (1,831)
                                                          ----------------------
Net cash used in investing activities                    (206,382)    (129,604)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)


                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2004        2003
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                             54,211       28,794
  Proceeds from advances from FHLB                        361,900      309,000
  Repayment on advances from FHLB                        (350,229)    (289,218)
  Proceeds from repurchase agreements                     194,380           --
  Repayment on repurchase agreements                      (22,180)          --
  Cash dividends paid                                     (10,570)      (4,133)
  Stock options exercised                                     120          135
  Repurchase of common stock                                   --         (352)
  Change in checks outstanding in excess of
    bank balances                                              --       (7,764)
  Change in escrows                                        (2,253)      (1,866)
                                                          ----------------------
Net cash provided by financing activities                 225,379       34,596
                                                          ----------------------
Net increase (decrease) in cash and cash equivalents       (7,312)      13,916
Cash and cash equivalents at beginning of the period       24,321        4,168
                                                          ----------------------
Cash and cash equivalents at end of period               $ 17,009       18,084
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $ 13,550       11,256
  Cash paid for interest                                   14,066       18,585

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  3,298        4,315
    Conversion of real estate owned to loans receivable        --        1,451
    Capitalization of mortgage servicing rights                 2           99

In connection with the acquisition of CBES Bancorp, Inc. on December 19, 2002, the Company acquired assets of $109.9 million, assumed liabilities of $94.3 million, received cash of $32.2 million, and paid cash of $15.6 million.







See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission.
Operating results for the nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The consolidated balance sheet of the Company as of September 30, 2003, has been derived from the audited balance sheet of the Company as of that date.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans, real estate owned, and valuation of mortgage servicing rights. Management believes that these allowances are adequate, however, future additions to the allowances may be necessary based on changes in economic conditions.

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of June 30, 2004, have remained unchanged from September 30, 2003. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2003.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/04    6/30/03        6/30/04    6/30/03
                                             ----------------------    ----------------------
Net income (in thousands)                     $  6,012      6,791         18,851     17,725

Basic weighted average shares outstanding    8,457,942  8,435,535      8,455,230  8,433,872
Effect of stock options                            583     11,600          1,180     13,541
                                             ----------------------    ----------------------
Dilutive potential common shares             8,458,525  8,447,135      8,456,410  8,447,413

Net income per share:
   Basic                                      $   0.71       0.81           2.23       2.10
   Diluted                                        0.71       0.80           2.23       2.10



     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         June 30, 2004
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
Equity securities          $    180        --         --         180
Municipal securities             64        --         --          64
                            -------------------------------------------
  Total                    $    244        --         --         244
                            ===========================================


(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                         June 30, 2004
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     593        1        --         594
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          28,587       --       571      28,016
FHLMC participation
  certificates
    - fixed rate                2,144       --        82       2,062
    - adjustable rate         151,777       --     2,865     148,912
                            -------------------------------------------
     Total                  $ 183,101        1     3,518     179,584
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         June 30, 2004
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    332        26         --          358
FNMA pass-through
  certificates:
    Fixed rate                   88        --         --           88
    Balloon maturity and
      adjustable rate           119         1         --          120
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               93         8         --          101
Collateralized mortgage
  obligation bonds               24        --         --           24
                            -------------------------------------------
      Total                $    656        35         --          691
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 174,148
      Business properties                                434,298
      Partially guaranteed by VA or
        insured by FHA                                    15,001
    Construction and development                         338,375
                                                       ----------
       Total mortgage loans                              961,822
  Commercial loans                                        29,798
  Installment loans to individuals                        22,059
                                                       ----------
    Total loans held for investment                    1,013,679
  Less:
    Undisbursed loan funds                              (145,977)
    Unearned discounts and fees and costs
      on loans, net                                       (5,553)
                                                       ----------
     Net loans held for investment                     $ 862,149
                                                       ==========


                                                        June 30,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 276,214
    Less:
      Undisbursed loan funds                             (42,804)
      Unearned discounts and fees and costs
        on loans, net                                        266
                                                       ----------
        Net loans held for sale                        $ 233,676
                                                       ==========

     Included in the loans receivable balances at June 30, 2004, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $381,000. Loans and participations serviced for others amounted to approximately $129.7 million at June 30, 2004.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 4,838
Less:  allowance for losses                              (1,098)
                                                       ----------
   Total                                                $ 3,740
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date

(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2004. Dollar amounts are expressed in thousands.

     Balance at October 1, 2003               $  1,191
     Additions:
        Originated mortgage servicing rights         2
     Reductions:
        Amortization                              (158)
        Impairment loss                            (38)
                                                --------
     Balance at June 30, 2004                $     997
                                                ========

(9) REPURCHASE AGREEMENTS

     During the nine-month period ended June 30, 2004, the Bank sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $172.2 million at June 30, 2004. These agreements have a weighted average rate of 1.29% and a weighted average maturity of 121 days.


(10) SEGMENT INFORMATION

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



                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
June 30, 2004               Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 13,276       --        --            21        13,297
Provision for loan losses       265       --        --            --           265
Other income                  1,862    3,927     2,164        (1,849)        6,104
General and administrative
  expenses                    4,026    3,746     2,413          (511)        9,674
Income tax expense (benefit)  3,959       66       (91)         (484)        3,450
                            -----------------------------------------------------------
    Net income             $  6,888      115      (158)         (833)        6,012
                            ===========================================================




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
June 30, 2003                Banking  Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 12,429       --        --            --        12,429
Provision for loan losses       206       --        --            --           206
Other income                  3,769    5,597        --        (4,292)        5,074
General and administrative
  expenses                    3,344    4,158        --        (1,247)        6,255
Income tax expense (benefit)  4,869      554        --        (1,172)        4,251
                            -----------------------------------------------------------
    Net income             $  7,779      885        --        (1,873)        6,791
                            ===========================================================



                                       Local    National
Nine months ended                     Mortgage  Mortgage   Other and
June 30, 2004                Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $39,562       --         --           21        39,583
Provision for loan losses       265       --         --           --           265
Other income                  6,886    9,294      4,831       (4,836)       16,175
General and administrative
  expenses                   11,323   10,078      5,617       (1,387)       25,631
Income tax expense           12,724     (286)      (287)      (1,140)       11,011
                            --------------------------------------------------------
    Net income              $22,136     (498)      (499)      (2,288)       18,851
                            ========================================================




                                       Local    National
Nine months ended                     Mortgage  Mortgage   Other and
June 30, 2003                Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $36,028       --         --          (32)       35,996
Provision for loan losses       266       --         --           --           266
Other income                  9,759   15,507         --      (13,773)       11,493
General and administrative
  expenses                   10,043   11,503         --       (3,140)       18,406
Income tax expense           13,659    1,541         --       (4,108)       11,092
                            --------------------------------------------------------
    Net income              $21,819    2,463         --       (6,557)       17,725
                            ========================================================








(11) MERGER

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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2004, were $1,345.8 million, an increase of $238.5 million from September 30, 2003, the prior fiscal year end. $193.0 million of this increase was due to the purchase of mortgage-backed securities which were financed primarily with repurchase agreements.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2004, the Bank originated and purchased $696.7 million in mortgage loans held for sale, $384.1 million in mortgage loans held for investment, and $5.5 million in other loans. This total of $1,086.3 million in loans originated compares to $1,024.6 million in loans originated during the nine months ended June 30, 2003.

     Included in the $233.7 million in loans held for sale as of June 30, 2004, are $77.2 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              6/30/04      9/30/03      6/30/03
                            -------------------------------------
Asset Classification:
   Substandard               $ 17,627       15,932       15,146
   Doubtful                        --           --           --
   Loss                         1,567        2,325        2,093
                            -------------------------------------
                               19,194       18,257       17,239
Allowance for losses           (9,127)      (9,348)      (8,994)
                            -------------------------------------
                             $ 10,067        8,909        8,245
                            =====================================

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             6/30/04       9/30/03        6/30/03
                           ----------------------------------------
Total Assets              $ 1,345,837    1,107,359      1,122,791
                           ========================================

Non-accrual loans         $    12,698        6,924          6,858
Troubled debt
  restructurings                2,883        3,565          5,344
Net real estate and
  other assets acquired
  through foreclosure           3,740        4,561          2,098
                           ----------------------------------------
     Total                $    19,321       15,050         14,300
                           ========================================
Percent of total assets         1.44%        1.36%          1.27%
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

     The following table sets forth the activity in the allowance for loan losses for the nine months ending June 30, 2004, and 2003. Dollar amounts are expressed in thousands.

                                                 2004         2003
                                             -------------------------
         Balance at beginning of year      $    7,986         5,865
         Provision for loan losses                265           266
         Acquired in merger                        --         1,309
         Recoveries                                91           377
         Charge-offs                             (313)          (82)
                                             -------------------------
         Balance at June 30                $    8,029         7,735
                                             =========================

LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $53.8 million during the nine months ended June 30, 2004. This increase was due primarily to the purchase of $60.1 million in brokered deposit accounts during the quarter ended June 30, 2004. The weighted average rate on customer and brokered deposits as of June 30, 2004, was 1.90%, a decrease from 2.27% as of June 30, 2003.

     Advances from the FHLB were $319.6 million as of June 30, 2004, an increase of $11.5 million from September 30, 2003. During the nine-month period, the Bank borrowed $361.9 million of new advances and repaid $350.2 million. Management uses FHLB advances at various times as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     During the nine months ended June 30, 2004, the Bank financed the purchase of mortgage-backed securities primarily with repurchase agreements. A total of $194.4 million of mortgage-backed securities were sold under agreements to repurchase, and repurchase agreements of $22.2 million were repaid.

     Escrows were $6.0 million as of June 30, 2004, a decrease of $2.3 million from September 30, 2003. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2003.

     Total stockholders' equity as of June 30, 2004, was $133.5 million (9.9% of total assets). This compares to $127.4 million (11.5% of total assets) at September 30, 2003. On a per share basis, stockholders' equity was $15.79 on June 30, 2004, compared to $15.09 on September 30, 2003.

     The Company paid cash dividends on its common stock of $0.85 on November 28, 2003, and $0.20 on February 27, 2004, and May 28, 2004.
Subsequent to the quarter ended June 30, 2004, the Company announced a cash dividend of $0.20 per share to be paid on August 27, 2004, to stockholders of record as of August 6, 2004.

     Total stockholders' equity as of June 30, 2004, includes an unrealized loss of $2.2 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                             6/30/04      6/30/03
                           ------------------------
Return on assets              2.05%         2.25%
Return on equity             19.26%        20.37%
Equity-to-assets ratio        9.92%        10.91%
Dividend payout ratio        56.07%        23.32%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 2004 and 2003.

     For the three months ended June 30, 2004, the Company had net income of $6,012,000 or $0.71 per share. This compares to net income of $6,791,000 or $0.81 per share for the quarter ended June 30, 2003.

     For the nine months ended June 30, 2004, the Company had net income of $18,851,000 or $2.23 per share. This compares to net income of $17,725,000 or $2.10 per share for the nine months ended June 30, 2003.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2004 and 2003. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/04   As of
                                  --------------------------- 6/30/04
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,043,557    49,510   6.33%    5.87%
  Mortgage-backed securities       141,572     4,162   3.92%    3.85%
  Securities                        19,602       370   2.52%    1.79%
  Bank deposits                     17,086        75   0.59%    0.80%
                                 --------------------------------------
    Total earning assets         1,221,817    54,117   5.91%    5.46%
                                            ---------------------------
Non-earning assets                  49,599
                                 ----------
      Total                     $1,271,416
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 209,176     1,110   0.71%    0.68%
  Customer and brokered
    certificates of deposit        460,607     8,447   2.45%    2.50%
  FHLB Advances                    339,659     3,788   1.49%    1.71%
  Repurchase agreements            126,222     1,189   1.26%    1.29%
                                 --------------------------------------
    Total costing liabilities    1,135,664    14,534   1.71%    1.80%
                                            ---------------------------
Non-costing liabilities              6,374
Stockholders' equity               129,378
                                 ----------
      Total                     $1,271,416
                                 ==========
Net earning balance             $   86,153
                                 ==========
Earning yield less costing rate                        4.20%    3.66%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,221,817    39,583   4.32%
                                 ============================


                                   Nine months ended 6/30/03   As of
                                  --------------------------- 6/30/03
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $  975,358    53,303   7.29%    6.51%
  Mortgage-backed securities         7,245       349   6.42%    5.23%
  Securities                        26,588       747   3.75%    3.45%
  Bank deposits                     20,195       161   1.06%    0.77%
                                 --------------------------------------
    Total earning assets         1,029,386    54,560   7.07%    6.36%
                                            ---------------------------
Non-earning assets                  32,019
                                 ----------
      Total                     $1,061,405
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 198,118     1,608   1.08%    0.69%
  Customer certificates of
    deposit                        411,128     9,379   3.04%    3.00%
  FHLB Advances                    320,022     7,577   3.16%    2.37%
  Repurchase agreements                 --        --     --       --
                                 --------------------------------------
    Total costing liabilities      929,268    18,564   2.66%    2.30%
                                            ---------------------------
Non-costing liabilities             18,214
Stockholders' equity               113,923
                                 ----------
      Total                     $1,061,405
                                 ==========
Net earning balance             $  100,118
                                 ==========
Earning yield less costing rate                        4.41%    4.06%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,029,386    35,996   4.66%
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



                                         Nine months ended June 30, 2004, compared to
                                              nine months ended June 30, 2003
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (7,023)       3,729       (499)      (3,793)
  Mortgage-backed securities                (136)       6,468     (2,519)       3,813
  Securities                                (245)        (196)        64         (377)
  Bank deposits                              (71)         (25)        10          (86)
                                        -----------------------------------------------
Net change in interest income             (7,475)       9,976     (2,944)        (443)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (2,285)       1,090       (235)      (1,430)
  FHLB Advances                           (4,008)         465       (246)      (3,789)
  Repurchase agreements                       --           --      1,189        1,189
                                        -----------------------------------------------
Net change in interest expense            (6,293)       1,555        708       (4,030)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $  (1,182)       8,421     (3,652)       3,587
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 2004, increased $868,000 from the same period in the prior year. This resulted from a decrease in total interest expense due primarily to a decrease in the interest rate paid on interest-costing liabilities.

     Net interest margin before loan loss provision for the nine months ended June 30, 2004, increased $3.6 million from the same period in the prior year. Specifically, total interest expense decreased $4.0 million due to a 95 basis point decrease in the interest rate paid on interest-costing liabilities. Total interest income decreased $443,000 from the same period in the prior year. This decrease resulted from a 116 basis point decrease in the average rate earned on interest-earning assets, largely offset by a $192.4 million increase in the average balance of interest-earning assets.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $265,000 during the quarter ended June 30, 2004, due to an increase in commercial real estate loans classified as "substandard." Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 47.6% of total classified assets at June 30, 2004, 51.2% at September 30, 2003, and 52.2% at June 30, 2003.

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

OTHER INCOME
     Other income for the three months ended June 30, 2004, increased $1.0 million from the same period in the prior year. Gain on sale of loans held for sale increased $1.3 million due to an increase in mortgage banking volume. Loan servicing fees increased $670,000 due primarily to a decrease in the amortization of capitalized servicing. This resulted from decreases in actual prepayments and estimated future prepayments of the underlying mortgage loans during the quarter. Customer service fees and charges increased $647,000 due primarily to fee income earned by the Company's national mortgage banking operation. These increases were offset by a decrease in other income of $1.5 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Other income for the nine months ended June 30, 2004, increased $4.7 million from the same period in the prior year. Provision for losses on real estate owned decreased $2.1 million due primarily to a reserve recorded in the prior year on a hotel property in the Southeast area of Kansas City, Missouri. This property was sold in April 2003. Loan servicing fees increased $1.7 million due to a decrease in the amortization of capitalized servicing. This resulted from decreases in actual prepayments and estimated future prepayments of the underlying mortgage loans during the nine-month period. Customer service fees and charges increased $1.1 million due primarily to fee income earned by the Company's national mortgage banking operation. Gain on sale of securities available for sale increased $477,000 due to the sale of corporate debt securities and the sale of an asset-backed security which the Company had previously deemed impaired. Other income decreased $232,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was largely offset by an increase in mortgage loan prepayment penalties and a decrease in expenses on foreclosed assets held for sale.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2004, increased $3.4 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $2.0 million due primarily to the addition of the national mortgage banking operation. Advertising increased $693,000, and other expenses increased $570,000 due primarily due to an increase in data processing and other charges related to the addition of the national mortgage banking operation.

     Total general and administrative expenses for the nine months ended June 30, 2004, increased $7.2 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $4.4 million due primarily to the addition of the national mortgage banking operation. The number of full time equivalent employees increased from 325 at June 30, 2003, to 421 at June 30, 2004. Advertising increased $1.2 million, and other expenses increased $1.2 million due primarily to an increase in data processing and other charges related to the addition of the national mortgage banking operation.


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

REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2004, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2004, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2004                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 124,176
Adjustment for regulatory capital:
  Intangible assets                                    (3,196)
  Disallowed portion of servicing assets
    and deferred tax assets                            (5,994)
  Reverse the effect of SFAS No. 115                    2,163
                                                     ---------
    Tangible capital                                  117,149
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     117,149
  Qualifying general valuation allowance                6,462
                                                     ---------
       Risk-based capital                           $ 123,611
                                                     =========

                                                                 As of June 30, 2004
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 123,611     12.7%        78,040      >=8%       97,550     >=10%
Core capital to adjusted tangible assets    117,149      8.8%        53,295      >=4%       66,618      >=5%
Tangible capital to tangible assets         117,149      8.8%        19,986     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      117,149     12.0%            --        --       58,530      >=6%




LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. Additionally, certain exceptions are permitted with prior approval from the OTS which limit institutions from lending to any one borrower in excess of the lesser of 30% of the Bank's unimpaired capital or $30 million. As of June 30, 2004, the Bank has obtained one such exception to the loans to one borrower limit from the OTS.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2004, there was $110.3 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At June 30, 2004, the Bank has $60.1 million in brokered deposits, and it could purchase up to $200.5 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on April 27, 2004, which announced a quarterly cash dividend of $0.20 per payable on May 28, 2004 to shareholder's of record as of May 7, 2004.

     A report on Form 8-K was filed on May 12, 2004, which announced financial results for the quarter ended March 31, 2004.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


August 13, 2004                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 13, 2004                           By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

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

Date:  August 13, 2004

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

Date:  August 13, 2004