Form 10-K
period 2004-09-30
NASB FINANCIAL INC
filed 2004-12-29
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2004, was approximately $336.5 million.


     As of December 15, 2004, there were issued and outstanding
8,455,442 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1.	Part II - Annual report to Stockholders for the Fiscal Year Ended
September 30, 2004.
2.	Part III - Proxy Statement for the 2005 Annual Meeting of
   Stockholders.

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

     The Bank's primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, Excelsior Springs, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri, Overland Parka and Leawood in Kansas, and Davenport, Iowa. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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


WEIGHTED AVERAGE YIELDS AND RATES
     The following table presents the balances of interest-earning assets and interest-costing liabilities with weighted average yields and rates. Balances and weighted average yields include all accrual and non-accrual loans. Dollar amounts are expressed in thousands.


                                        Fiscal 2004
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,058,919     6.30%
  Mortgage-backed securities         149,209     3.90%
  Investments                         19,217     2.40%
  Bank deposits                       16,282     0.71%
                                  ----------------------
    Total earning assets           1,243,627     5.88%
Non-earning assets                    46,966   ---------
                                  -----------
      Total                      $ 1,290,593
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  208,935     0.70%
  Customer and brokered
    certificates of deposit          464,152     2.44%
  FHLB advances                      345,596     1.60%
  Other borrowings                   133,954     1.31%
                                  ----------------------
    Total costing liabilities      1,152,637     1.74%
Non-costing liabilities                6,723   ---------
Stockholders' equity                 131,233
                                  -----------
      Total                       $1,290,593
                                  ===========
Net earning balance               $   90,990
                                  ===========
Earning yield less costing rate                  4.14%
                                               =========


                                        Fiscal 2003
                                  ----------------------
                                     Average     Yield/
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
                                               =========


                                        Fiscal 2002
                                  ----------------------
                                     Average     Yield/
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

                               Year ended September 30,
                        ---------------------------------------
                          2004    2003    2002    2001    2000
                        ---------------------------------------
Return on average assets  2.04%   2.30%   2.04%   1.67%   1.63%
Return on average equity 18.88%  20.24%  19.40%  18.25%  18.12%
Equity to asset ratio    10.21%  11.51%  11.19%   9.83%   8.50%
Dividend payout ratio    48.74%  23.23%  24.41%  24.87%  22.89%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2004     2003     2002     2001     2000
             -----------------------------------------------
February      $ 0.20    0.17     0.15      0.125     0.10
May             0.20    0.17     0.15      0.125     0.10
August          0.20    0.17     0.15      0.125     0.10
November        1.00    0.85     0.15      0.125     0.10


     The dividend paid in November 2004 was made up of a quarterly dividend of $0.20 per share and a special dividend of $0.80 per share.



                            ASSET ACTIVITIES

LENDING ACTIVITIES
     The Bank, has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. The residential mortgage loans originated have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable, held for investment plus held for sale, for the periods indicated. The related discounts, premiums, deferred fees and loans-in-process accounts are excluded. Dollar amounts are expressed in thousands.





	                                                     As of September 30,
                          --------------------------------------------------------------------------
                             2004           2003           2002           2001           2000
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $447,006  34%   371,282  33    355,314  35    387,828   38    468,997  46
  Business properties     413,887  31    411,435  36    391,381  38    314,025   31    214,882  21
  Partially guaranteed
    by VA or insured
    by FHA                  6,667   1     13,759   1      8,042   1     30,898    3     27,138   3
  Construction and
    development           378,154  29    280,126  25    207,729  20    217,354   22    246,822  24
                        -------------  -------------  -------------  --------------   ------------
  Total mortgage loans  1,245,714  95  1,076,602  95    962,466  94    950,105   94    957,839  94
Commercial loans           40,250   3     28,298   3     15,822   2     10,857    1      7,143   1
Installment loans to
    individuals            22,489   2     27,127   2     37,904   4     49,075    5     48,646   5
                        -------------  -------------  -------------  --------------  -------------
                       $1,308,453 100  1,132,027 100  1,016,192 100  1,010,037  100  1,013,628 100
                        =============  =============  =============  ==============  =============




     The following table sets forth information at September 30, 2004, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2006
                                      Through    After
                              2005      2009      2009        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  6,843     8,507    216,975      232,325
   - at adjustable rates     2,352     1,416    631,467      635,235
Construction and development:
   - at fixed rates         15,862    16,130         --       31,992
   - at adjustable rates   285,857    60,305         --      346,162
                           -----------------------------------------
Total mortgage loans       310,914    86,358    848,442    1,245,714
Commercial loans             7,038     3,132     30,080       40,250
Installment loans to
  Individuals                4,292     3,744     14,453       22,489
                           ------------------------------------------
   Total loans receivable $322,244    93,234    892,975    1,308,453
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2004, 34% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2004, are $6.7 million or 1% of the Bank's total loans that were insured by the FHA or VA.

     The Bank's residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other savings institutions or mortgage bankers. Loan originations and purchases must be approved by various levels of management and, depending on the loan amount, are subject to review by the Board of Directors.

     At the time a potential borrower applies for a single family residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at the lower of cost or fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider, among other things, a property's value and the borrower's ability to repay the loan.

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2004, 29% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2004, commercial real estate loans on business properties were $413.9 million or 31% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2004, consumer installment loans and lease financing to individuals represented approximately 2% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2004, the Bank sold $818.9 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2004, the Bank had loans held for sale with a carrying value of $246.5 million.

CLASSIFIED ASSETS, DELINQUENCIES, AND ALLOWANCE FOR LOSS
     Classified Assets. In accordance with the asset classification system outlined by the Office of Thrift Supervision ("OTS"), North American's problem assets are classified as either "substandard,"
"doubtful," or "loss."

     An asset is considered substandard if it is inadequately protected by the borrower's ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence without establishing a specific loss allowance is not warranted.

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

                                         As of September 30,
                             -----------------------------------------
                                 2004    2003    2002    2001    2000
                             -----------------------------------------
Asset Classification
  Substandard                $ 17,462  15,932  14,822  18,780  17,235
  Doubtful                         --      --      --      --      --
  Loss                          1,861   2,325   1,395   1,851   2,857
                             -----------------------------------------
    Total Classified           19,323  18,257  16,217  20,631  20,092
Allowance for loan/REO
  losses                       (9,315) (9,348) (6,854) (7,035) (8,386)
                             -----------------------------------------
   Net classified assets     $ 10,008   8,909   9,363  13,596  11,706
                             =========================================
   Net classified to total
     classified assets             52%     49%     58%     66%     58%
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

                                          September 30,
                         ---------------------------------------------
                            2004     2003     2002     2001     2000
                         ---------------------------------------------
Total Assets          $ 1,361,888 1,107,359  978,222  972,056  984,525
                         =============================================

Non-accrual loans     $    15,748    6,924    6,361   6,877   4,447
Troubled debt
  restructurings            2,844    3,565    3,337   3,575   8,142
Net real estate and
  other assets acquired
  through foreclosure       4,014    4,561    4,938   8,043   3,683
                         ---------------------------------------------
     Total            $    22,606   15,050   14,636  18,495  16,272
                         =============================================
Percent of total assets      1.66%    1.36%    1.50%   1.90%   1.65%
                         =============================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2004
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               118          $ 10,867           0.9%
90 or more days             108            15,748           1.3%
                       -----------       -----------------------------
    Total                   226          $ 26,615           2.2%
                       ===========       =============================




                      As of September 30, 2003
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               140          $ 14,998           1.4%
90 or more days             121             6,924           0.6%
                       -----------       -----------------------------
    Total                   261          $ 21,922           2.0%
                       ===========       =============================


     The effect of non-performing loans on interest income for fiscal year 2004 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2004                        $ 15,748
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2004 if
    these loans had been performing                 $  1,560
Actual amount included in interest income for
    fiscal 2004                                          349
                                                     --------
Interest income not recognized on non-performing
    loans                                           $  1,211
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

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2004    2003    2002    2001    2000
                             -----------------------------------------
Balance at beginning of year  $ 7,986   5,865   5,835   7,157   6,671
Total provisions                  465     538     557     460     600
Recoveries (charge-offs)on:
  Residential properties           51      87    (108)     10     (17)
  Business properties            (273)    (92)   (291) (1,730)    (15)
  Construction and development     --     320      (3)      1      (1)
  Commercial loans                 --      --      --      --      --
  Installment loans                (8)    (41)   (125)    (63)    (81)
                             -----------------------------------------
Total net recoveries
   (charge-offs)                 (230)    274    (527) (1,782)   (114)
Acquired in merger                 --   1,309      --      --      --
                             -----------------------------------------
Balance at end of year        $ 8,221   7,986   5,865   5,835   7,157
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.






                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2004           2003           2002           2001           2000
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $    893  11%     1,325  16      1,161  20      1,344   23      1,473  20
Business properties         5,280  64      4,772  60      3,589  61      2,754   47      3,345  47
Construction and
  development               1,295  16        965  12        626  11        916   16      1,780  25
Commercial loans              283   3        162   2         59   1         61    1         54   1
Installment loans             470   6        762  10        430   7        760   13        505   7
                        -------------  -------------  -------------  --------------  -------------
                       $    8,221 100      7,986 100      5,865 100      5,835  100      7,157 100
                        =============  =============  =============  ==============  =============




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

                                             September 30,
                               ---------------------------------------
                                 2004    2003    2002    2001   2000
                               ---------------------------------------
Beginning allowance for loss  $  1,019     646   1,200   1,229  1,289
Provisions                        (237)  1,984    (236)    140     --
Net recoveries (charge-offs)       311  (1,611)   (318)   (169)   (60)
                               ---------------------------------------
Allowance for loss at year-end $ 1,093   1,019     646   1,200  1,229
                               =======================================

SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
     Management classifies debt securities as available for sale if the Bank does not have the intention and ability to hold until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2004 the Bank had $474,000 in fixed rate and $118,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. The Bank also had $22,000 in CMO bonds held to maturity.

INVESTMENT SECURITIES
     As of September 30, 2004, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.



                                                              September 30,
                        ----------------------------------------------------------------------------
                            2004            2003            2002            2001            2000
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 84,016  12	  82,880  13      70,919  13      65,885  11      63,010  10
Savings accounts         104,277  15     109,038  17     100,737  18      84,918  15      77,839  13
Money market demand
   accounts               16,453   2      16,635   2       9,298   2       6,782   1       6,505   1
Certificates of deposit  448,954  66     446,135  68     368,483  67     418,455  71     474,311  76
Brokered accounts         30,040   5          --  --          --  --       9,997   2          --  --
                        -------------    ------------    ------------    ------------    -----------
                        $683,740 100     654,688 100     549,437 100     586,037 100     621,665 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          2.02%           2.13%           2.78%           4.55%           5.46%





     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        2004       2003      2002      2001      2000
                     -------------------------------------------------
Deposit receipts  $ 1,199,330  1,178,584   873,622   908,522   884,054
Withdrawals         1,183,083  1,171,160   930,237   924,111   857,358
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals    16,247      7,424   (56,615)  (15,589)   26,696
Deposits sold              --         --        --   (51,631)       --
Deposits acquired in
  merger                   --     82,750        --        --        --
Interest credited      12,805     15,077    20,015    31,592    29,506
                     -------------------------------------------------
    Net increase
      (decrease)  $    29,052    105,251   (36,600)  (35,628)   56,202
                     =================================================
Balance at end
  of year         $   683,740    654,688   549,437   586,037   621,665
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2004.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  14,439
     Maturing in three to six months        14,353
     Maturing in six to twelve months       11,851
     Maturing in over twelve months         24,165
                                           --------
                                         $  64,808
                                           ========

FHLB ADVANCES AND OTHER BORROWINGS
     FHLB advances are an important source of borrowing for North American. The FHLB functions as a central reserve bank providing credit for thrifts and other member institutions. As a member of the FHLB, North American is required to own stock in the FHLB of Des Moines and can apply for advances, collateralized by the stock and certain types of mortgages, provided that certain standards related to credit-worthiness are met.

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement when management determines that it can profitably invest the advances over their term. During fiscal 2004, the Bank borrowed an additional $560.9 million in advances, repaid $501.4 million, and as of September 30, 2004, had a balance of $367.3 million (30% of total liabilities) of advances from the FHLB.

     Other borrowings at September 30, 2004, consist of various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $159.1 million at September 30, 2004. These agreements have a weighted average rate of 1.45% and a weighted average maturity of 67 days.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                   --------------------------------------------------
                      2004      2003      2002      2001      2000
                   --------------------------------------------------
FHLB advances     $ 367,341   308,088   295,192   273,471   264,436
Other borrowings    159,100        --        --        --       100
                  --------------------------------------------------
   Total          $ 526,441   308,088   295,192   273,471   264,536
                  ==================================================
Weighted average
   rate                1.91%     1.62%     3.73%     5.47%     6.67%
                  ==================================================


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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2004, the Bank and its subsidiaries had 429 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2004, of $17.8 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. At September 30, 2004, the Bank had available advances at FHLB of $102.6 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. At September 30, 2004, the Bank has $30.0 million in brokered deposits, and could purchase up to $281.1 million and remain "well capitalized" as defined by the OTS.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2004, intangible assets of $3.2 million and servicing rights and deferred tax assets totaling an additional $5.4 million were deducted from the Bank's regulatory capital. At September 30, 2004, the Bank's core capital ratio was 9.0%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2004, North American's regulatory tangible capital was 9.0% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2004, the Bank's current risk-based regulatory capital was 12.1% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. As of September 30, 2004, North American had no loans that exceeded its loans-to-one-borrower limit. Additionally, certain exceptions are permitted with prior approval from the OTS which limit institutions from lending to any one borrower in excess of the lesser of 30% of the Bank's unimpaired capital or $30 million. As of September 30, 2004, the Bank has obtained one such exception to the loans to one borrower limit from the OTS.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2004, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2004, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction for the year ended September 30, 2004 and 2003, was based on actual experience as the percentage method for additions to the tax bad debt reserve has been eliminated. Under current tax rules, thrift institutions are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period. The phase-in period was delayed for two years for institutions who met certain residential lending requirements. As of September 30, 2004, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year, and zero tax bad debt reserve after the base year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

MINIMUM TAX
     For taxable years beginning after December 31, 1986, the alternative minimum tax rate is 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences and is payable to the extent such preferences exceed an exemption amount.

STATE TAXATION
     The Bank is subject to a special financial institution state tax based on approximately 7% of net income. This tax is in lieu of all other taxes on thrift institutions except taxes on real estate, tangible personal property owned by the Bank, contributions paid to the State unemployment insurance fund, and sales/use taxes.

ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has eight branch offices, seven loan origination offices, one internet loan origination office, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2004, was approximately $5.9 million.

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

11225 College Boulevard, Suite 400  2003       Leased    June 2005
Overland Park, Kansas


ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 44 through 45 of the 2004
Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 12 in the 2004
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 9 through 10 in the 2004
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 13 through 40 of the 2004
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

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


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 2 through 10 of the Company's Proxy Statement for the 2005 Annual Meeting and information appearing on pages 42 and 43 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 6 through 10 of the Company's Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 2 through 4 of the Company's Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 9 of the Company's Proxy
Statement for the 2005 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     BKD, LLP billed the Company a total of $92,100 for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended September 30, 2004, and the reviews of financial statements included in the Company's quarterly reports on Forms 10-Q. For fiscal year ended September 30, 2003, BKD, LLP billed the Company a total of $74,500 for professional services rendered in connection with the audit of annual financial statements and reviews of quarterly reports.

     For the fiscal year ended September 30, 2004, BKD, LLP billed the Company a total of $4,830 for professional services rendered for the preparation of income tax returns, tax compliance, tax advice, and tax planning. Tax related services during the year ended September 30, 2003, which were provided by Deloitte & Touche, totaled $8,775.

     There were no fees billed by BKD, LLP for financial information systems design or implementation fees during the Company's fiscal years ended September 30, 2004 or 2003.

     BKD, LLP billed the Company a total of $6,300 and $10,435 for all other fees for the fiscal years ended September 30, 2004 and 2003, respectively. Such other fees consisted of services related to the audit of the Bank's retirement plan and, in fiscal 2003, a review of the Company's acquisition of CBES Bancorp, Inc.

     The Audit Committee considered whether the provision of non-audit services (which relate to audit of the Bank's retirement plan and to preparation and review of tax returns) is compatible with maintaining BKD's independence. The Audit Committee concluded that performance of such services did not affect the independence of BKD, LLP in performing its function as auditor of the Company. All services provided to the Company by BKD, LLP, both audit and non-audit, are approved by the Audit Committee.

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2004 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2004, and 2003
(Annual Report - Page 13).

     Consolidated Statements of Income for the years ended September 30, 2004, 2003, and 2002 (Annual Report - Page 13).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2004, 2003, and 2002 (Annual Report - Pages 15 and 16).

     Consolidated Statements of Stockholders' Equity for the years
ended September 30, 2004, 2003, and 2002 (Annual   Report - Page 17).

     Notes to Consolidated Financial Statements (Annual Report - Pages 18 through 40).

     Independent Accountants' Report (Annual Report - Page 41).

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

*13) 2004 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2004, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2005 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

*99.1)  Statement under Oath of Chief Executive Officer

*99.2)  Statement under Oath of Chief Financial Officer

* Filed Herewith

(b) Reports of Form 8-K.

     A report on Form 8-K was filed on October 28, 2003, which announced a cash dividend of $0.68 per share payable on November
28, 2003 to shareholder's of record as of November 7, 2003.

     A report on Form 8-K was filed on December 18, 2003, which announced financial results for the quarter ended September 30, 2003.

     A report on Form 8-K was filed on January 27, 2004, which announced a cash dividend of $0.20 per share payable on February
27, 2004 to shareholder's of record as of February 6, 2004.

     A report on Form 8-K was filed on February 11, 2004, which announced financial results for the quarter ended December 31, 2003.

     A report on Form 8-K was filed on April 27, 2004, which announced a cash dividend of $0.20 per share payable on May 28, 2004 to shareholder's of record as of May 7, 2004.

     A report on Form 8-K was filed on May 12, 2004, which announced financial results for the quarter ended March 31, 2004.

     A report on Form 8-K was filed on July 22, 2004, which announced a cash dividend of $0.20 per share payable on August
27, 2004 to shareholder's of record as of August 6, 2004.

     A report on Form 8-K was filed on August 11, 2004, which announced financial results for the quarter ended June 30, 2004.

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

Date:  December 29, 2004

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


Date:  December 29, 2004              By: /s/David H. Hancock
                                          David H. Hancock
                                          Chairman and
                                          Chief Executive Officer

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




Date:  December 29, 2004              By: /s/ Rhonda Nyhus
                                          Rhonda Nyhus
                                          Vice President and Treasurer