Form 10-Q
period 2004-12-31
NASB FINANCIAL INC
filed 2005-02-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2004

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 11, 2005, was 8,455,442.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2004            2004
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    30,502         18,263
Securities available for sale                    244            244
Stock in Federal Home Loan Bank, at cost      21,894         17,808
Mortgage-backed securities:
  Available for sale, at fair value          162,345        170,933
  Held to maturity (fair value of $588
    and $645 at December 31, 2004, and
    September 30, 2004, respectively)            562            614
Loans receivable:
  Held for sale                              266,120        246,468
  Held for investment, net                   904,443        876,322
Allowance for loan losses                     (8,388)        (8,221)
Accrued interest receivable                    6,007          5,887
Foreclosed asset held for sale, net            2,359          4,014
Premises and equipment, net                    9,086          8,481
Investment in LLC                              8,253          7,982
Mortgage servicing rights, net                   762            839
Deferred income tax asset                      4,184          3,915
Other assets                                   9,187          8,339
                                           ----------     ----------
                                         $ 1,417,560      1,361,888
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   649,069        653,700
  Brokered deposit accounts                   29,975         30,040
  Advances from Federal Home Loan Bank       435,209        367,341
  Securities sold under agreements to
    repurchase                               153,100        159,100
  Escrows                                      3,591          8,437
  Income taxes payable                         5,589          1,072
  Accrued expenses and other liabilities       3,141          3,207
                                           ----------     ----------
      Total liabilities                    1,279,674      1,222,897
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at December 31, 2004, and
    September 30, 2003                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,256         16,256
  Retained earnings                          138,127        139,663
  Treasury stock, at cost; 1,401,670
    shares at December 31, 2004 and
    September 30, 2004                       (17,257)       (17,257)
  Accumulated other comprehensive
    loss                                        (719)        (1,150)
                                           ----------     ----------
      Total stockholders' equity             137,886        138,991
                                           ----------     ----------
                                         $ 1,417,560      1,361,888
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)





                                                Three months ended
                                                    December 31,
                                               ----------------------
                                                  2004        2003
                                               ---------    ---------
Interest on loans                              $ 17,683       16,512
Interest on mortgage-backed securities            1,575          766
Interest and dividends on securities                134          190
Other interest income                                46           26
                                               ---------    ---------
  Total interest income                          19,438       17,494
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              3,330        3,269
Interest on advances from FHLB                    2,145        1,148
Interest on securities sold under
    agreements to repurchase                        731          195
                                               ---------    ---------
  Total interest expense                          6,206        4,612
                                               ---------    ---------
    Net interest income                          13,232       12,882
Provision for loan losses                           167           --
                                               ---------    ---------
    Net interest income after provision
      for loan losses                            13,065       12,882
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                           12          193
  Impairment recovery (loss) on mortgage
        servicing rights                             19          (31)
  Customer service fees and charges               1,621        1,329
  Recovery on real estate owned                     681           --
  Gain on sale of loans held for sale             3,654        1,334
  Other                                             517          744
                                               ---------    ---------
    Total other income                            6,504        3,569
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,193        3,806
  Commission-based mortgage banking
      compensation                                1,529          964
  Premises and equipment                            793          709
  Advertising and business promotion                845          371
  Federal deposit insurance premiums                 26           26
  Other                                           1,287        1,348
                                               ---------    ---------
    Total general and administrative expenses     8,673        7,224
                                               ---------    ---------
    Income before income tax expense             10,896        9,227
Income tax expense                                3,977        3,483
                                               ---------    ---------
    Net income                                  $ 6,919        5,744
                                               =========    =========
Basic earnings per share                        $  0.82         0.68
                                               =========    =========
Diluted earnings per share                      $  0.82         0.68
                                               =========    =========

Basic weighted average shares outstanding     8,455,442    8,452,312





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)



                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock  income (loss)    equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2004          $ 1,479       16,256    139,663    (17,257)   (1,150)       138,991
  Comprehensive income:
    Net income                           --           --      6,919         --        --          6,919
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities     --           --         --         --       431            431
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --          7,350
  Cash dividends paid                    --           --     (8,455)        --        --         (8,455)

                                  ----------------------------------------------------------------------
Balance at December 31, 2004        $ 1,479       16,256    138,127    (17,257)     (719)       137,886
                                  ======================================================================





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  6,919        5,744
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                271          221
  Amortization and accretion, net                            (554)          20
  Impairment (recovery) loss on mortgage servicing rights     (19)          31
  Net fair value of loan related commitments                 (229)        (148)
  Gain on sale of loans receivable held for sale           (3,654)      (1,334)
  Provision for loan losses                                   167           --
  Recovery on real estate owned                              (681)          --
  Origination of loans held for sale                     (269,298)    (127,640)
  Sale of loans receivable held for sale                  260,190      131,444
Changes in:
  Accrued interest receivable                                (120)        (276)
  Accrued expenses and other liabilities and
    income taxes payable                                    4,129        4,803
                                                          ----------------------
Net cash provided by (used in) operating activities        (2,879)      12,865

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           51           69
    Available for sale                                      9,174          578
  Principal repayments of mortgage loans receivable       104,606      119,743
  Principal repayments of other loans receivable            2,259        4,572
  Loan origination - mortgage loans held for investment  (138,532)    (147,215)
  Loan origination - other loans receivable                (2,921)      (2,220)
  Purchase of mortgage loans held for investment           (1,207)        (225)
  Purchase of mortgage-backed securities
    available for sale                                         --      (93,244)
  Purchase of FHLB stock                                   (4,086)        (614)
  Proceeds for sale of real estate owned                    3,722        2,232
  Purchases of premises and equipment, net of sales          (876)        (712)
  Investment in LLC                                          (271)      (4,012)
  Other                                                      (861)        (773)
                                                          ----------------------
Net cash used in investing activities                     (28,942)    (121,821)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and brokered
     deposit accounts                                      (4,564)      (1,347)
  Proceeds from advances from FHLB                        919,500      143,000
  Repayment on advances from FHLB                        (851,575)    (115,075)
  Proceeds from sale of securities under
     agreements to repurchase                             189,900       85,000
  Repayment of securities sold under
     agreements to repurchase                            (195,900)          --
  Cash dividends paid                                      (8,455)      (7,186)
  Stock options exercised                                      --           97
  Change in escrows                                        (4,846)      (4,428)
                                                          ----------------------
Net cash provided by financing activities                  44,060      100,061
                                                          ----------------------
Net increase (decrease) in cash and cash equivalents       12,239       (8,895)
Cash and cash equivalents at beginning of the period       18,263       24,321
                                                          ----------------------
Cash and cash equivalents at end of period               $ 30,502       15,426
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $     --          576
  Cash paid for interest                                    5,919        4,469

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,017        1,425
    Capitalization of mortgage servicing rights                --            2










See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The consolidated balance sheet of the Company as of September 30, 2004, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of December 31, 2004, have remained unchanged from September 30, 2004. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2004.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended
                                             ----------------------
                                               12/31/04    12/31/03
                                             ----------------------
Net income (in thousands)                    $   6,919       5,744

Average common share outstanding             8,455,442   8,452,312
Average common share stock options
   outstanding                                  12,148       1,825
                                             ----------------------
Average diluted common shares                8,467,590   8,454,137

Earnings per share:
   Basic                                     $    0.82        0.68
   Diluted                                        0.82        0.68




     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 2004
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    fair
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

                                       December 31, 2004
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     475       --        --         475
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          24,966       --       226      24,740
FHLMC participation
  certificates
    - fixed rate                1,935       --        70       1,865
    - adjustable rate         136,137       --       872     135,265
                            -------------------------------------------
     Total                  $ 163,513       --     1,168     162,345
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                       December 31, 2004
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    281        21         --          302
FNMA pass-through
  certificates:
    Fixed rate                   82        --         --           82
    Balloon maturity and
      adjustable rate           113        --         --          113
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               65         5         --           70
Collateralized mortgage
  obligation bonds               21        --         --           21
                            -------------------------------------------
      Total                $    562        26         --          588
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 172,610
      Business properties                                426,493
      Partially guaranteed by VA or
        insured by FHA                                     3,719
    Construction and development                         420,565
                                                       ----------
       Total mortgage loans                            1,023,387
  Commercial loans                                        37,535
  Installment loans to individuals                        23,099
                                                       ----------
    Total loans held for investment                    1,084,021
  Less:
    Undisbursed loan funds                              (173,990)
    Unearned discounts and fees and costs
      on loans, net                                       (5,588)
                                                       ----------
     Net loans held for investment                     $ 904,443
                                                       ==========


                                                      December 31,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 284,418
    Less:
      Undisbursed loan funds                             (18,504)
      Unearned discounts and fees and costs
        on loans, net                                        206
                                                       ----------
        Net loans held for sale                        $ 266,120
                                                       ==========

     Included in the loans receivable balances at December 31, 2004, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $319,000. Loans and participations serviced for others amounted to approximately $108.7 million at December 31, 2004.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2004
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 3,350
Less:  allowance for losses                                (991)
                                                       ----------
   Total                                                $ 2,359
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date


(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2004. Dollar amounts are expressed in thousands.

     Balance at October 1, 2004               $    839
     Additions:
        Originated mortgage servicing rights        --
        Impairment recovery                         19
     Reductions:
        Amortization                               (96)
                                                --------
     Balance at December 31, 2004            $     762
                                                ========

(9) REPURCHASE AGREEMENTS

     During the three-month period ended December 31, 2004, the Bank sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $153.1 million at December 31, 2004. These agreements have a weighted average rate of 2.03% and a weighted average maturity of 122 days.


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

     The National Mortgage Banking segment originates mortgage loans via the internet primarily for sale to investors. The Local Mortgage Banking segment originates mortgage loans for sale to investors and for the portfolio of the Banking segment. The Banking segment provides a full range of banking services through the Bank's branch network, exclusive of mortgage loan originations. A portion of the income presented in the Mortgage Banking segment is derived from sales of loans to the Banking segment based on a transfer pricing methodology that is designed to approximate economic reality. The Other and Eliminations segment includes financial information from the parent company plus inter-segment eliminations.

     The following table presents financial information from the Company's operating segments for the periods indicated. Dollar amounts are expressed in thousands.




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
December 31, 2004           Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 13,214       --        --            18        13,232
Provision for loan losses       167       --        --            --           167
Other income                  2,266    3,073     2,071          (906)        6,504
General and administrative
  expenses                    3,650    3,020     2,250          (247)        8,673
Income tax expense (benefit)  4,257       19       (65)         (234)        3,977
                            -----------------------------------------------------------
    Net income             $  7,406       34      (114)         (407)        6,919
                            ===========================================================



                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
December 31, 2003            Banking  Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 12,882       --        --            --        12,882
Provision for loan losses        --       --        --            --            --
Other income                  2,000    2,537       668        (1,636)        3,569
General and administrative
  expenses                    3,544    3,012     1,156          (488)        7,224
Income tax expense (benefit)  4,138     (174)     (178)         (303)        3,483
                            -----------------------------------------------------------
    Net income             $  7,200     (301)     (310)         (845)        5,744
                            ===========================================================








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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2004, were $1,417.6 million, an increase of $55.7 million from September 30, 2004, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2004, the Bank originated and purchased $269.3 million in mortgage loans held for sale, $139.7 million in mortgage loans held for investment, and $2.9 million in other loans. This total of $411.9 million in loans originated compares to $277.2 million in loans originated during the three months ended December 31, 2003.

     Included in the $266.1 million in loans held for sale as of December 31, 2004, are $73.3 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/04     9/30/04      12/31/03
                            -------------------------------------
Asset Classification:
   Substandard               $ 16,511       17,462       14,927
   Doubtful                        --           --           --
   Loss                         1,700        1,861        2,243
                            -------------------------------------
                               18,211       19,323       17,170
Allowance for losses           (9,379)      (9,315)      (9,402)
                            -------------------------------------
                             $  8,832       10,008        7,768
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             12/31/04      9/30/04       12/31/03
                           ----------------------------------------
Total Assets              $ 1,417,560    1,361,888      1,217,396
                           ========================================

Non-accrual loans         $    11,668       15,748          6,920
Troubled debt
  restructurings                3,602        2,844          3,549
Net real estate and
  other assets acquired
  through foreclosure           2,359        4,014          3,799
                           ----------------------------------------
     Total                $    17,629       22,606         14,268
                           ========================================
Percent of total assets         1.24%        1.66%          1.17%
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

     The following table sets forth the activity in the allowance for loan losses for the three months ending December 31, 2004, and 2003. Dollar amounts are expressed in thousands.

                                                 2004         2003
                                             -------------------------
         Balance at beginning of year      $    8,221         7,986
         Provision for loan losses                167            --
         Recoveries                                13             8
         Charge-offs                              (13)          (22)
                                             -------------------------
         Balance at December 31            $    8,388         7,972
                                             =========================

LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $4.7 million during the three months ended December 31, 2004. The weighted average rate on customer and brokered deposits as of December 31, 2004, was 2.17%, an increase from 2.07% as of December 31, 2003.

     Advances from the FHLB were $435.2 million as of December 31, 2004, an increase of $67.9 million from September 30, 2004. During the three-month period, the Bank borrowed $919.5 million of new advances and repaid $851.6 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Securities sold under agreements to repurchase were $153.1 million as of December 31, 2004, an decrease of $6.0 million from September 30, 2004. During the three-month period, the Bank sold a total of $189.9 million of mortgage-backed securities under agreements to repurchase, and repurchase agreements of $195.9 million were repaid.

     Escrows were $3.6 million as of December 31, 2004, a decrease of $4.8 million from September 30, 2004. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2004.

     Total stockholders' equity as of December 31, 2004, was $137.9 million (9.7% of total assets). This compares to $139.0 million (10.2% of total assets) at September 30, 2004. On a per share basis, stockholders' equity was $16.31 on December 31, 2004, compared to $16.44 on September 30, 2004.

     The Company paid cash dividends on its common stock of $1.00 on November 26, 2004. Subsequent to the quarter ended December 31, 2004, the Company announced a cash dividend of $0.225 per share to be paid on February 25, 2005, to stockholders of record as of February 4, 2005.

     Total stockholders' equity as of December 31, 2004, includes an unrealized loss of $719,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Three months ended
                           ------------------------
                            12/31/04      12/31/03
                           ------------------------
Return on assets              1.99%         1.98%
Return on equity             19.99%        18.12%
Equity-to-assets ratio        9.73%        10.38%
Dividend payout ratio       122.20%       125.12%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2004 and 2003.

     For the three months ended December 31, 2004, the Company had net income of $6,919,000 or $0.82 per share. This compares to net income of $5,744,000 or $0.68 per share for the quarter ended December 31, 2003.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2004 and 2003. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/04   As of
                                  --------------------------- 12/31/04
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,137,747    17,683   6.22%    5.95%
  Mortgage-backed securities       167,252     1,575   3.77%    4.18%
  Securities                        20,288       134   2.64%    2.72%
  Bank deposits                     13,389        46   1.37%    1.82%
                                 --------------------------------------
    Total earning assets         1,338,676    19,438   5.81%    5.65%
                                            ---------------------------
Non-earning assets                  42,867
                                 ----------
      Total                     $1,381,543
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 207,443       365   0.70%    0.68%
  Customer and brokered
    certificates of deposit        469,912     2,965   2.52%    2.80%
  FHLB Advances                    401,650     2,145   2.14%    2.48%
  Repurchase agreements            154,600       731   1.89%    2.03%
                                 --------------------------------------
    Total costing liabilities    1,233,605     6,206   2.01%    2.26%
                                            ---------------------------
Non-costing liabilities              9,452
Stockholders' equity               138,486
                                 ----------
      Total                     $1,381,543
                                 ==========
Net earning balance             $  105,071
                                 ==========
Earning yield less costing rate                        3.80%    3.39%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,338,676    13,232   3.95%
                                 ============================


                                  Three months ended 12/31/03   As of
                                  --------------------------- 12/31/03
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,018,443    16,512   6.49%    6.17%
  Mortgage-backed securities        75,811       766   4.04%    4.98%
  Securities                        20,619       190   3.69%    3.53%
  Bank deposits                     18,469        26   0.56%    0.55%
                                 --------------------------------------
    Total earning assets         1,133,342    17,494   6.18%    5.96%
                                            ---------------------------
Non-earning assets                  37,523
                                 ----------
      Total                     $1,170,865
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 208,095       394   0.76%    0.68%
  Customer certificates of
    deposit                        448,779     2,875   2.56%    2.70%
  FHLB Advances                    310,772     1,148   1.48%    1.55%
  Repurchase agreements             63,750       195   1.22%    1.23%
                                 --------------------------------------
    Total costing liabilities    1,031,396     4,612   1.79%    1.84%
                                            ---------------------------
Non-costing liabilities             12,683
Stockholders' equity               126,786
                                 ----------
      Total                     $1,170,865
                                 ==========
Net earning balance             $  101,946
                                 ==========
Earning yield less costing rate                        4.39%    4.12%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,133,342    12,882   4.55%
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

                                       Three months ended December 31, 2004, compared to
                                             three months ended December 31, 2003
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (687)       1,936         (78)      1,171
  Mortgage-backed securities                 (51)         924         (64)        809
  Securities                                 (54)          (3)          1         (56)
  Bank deposits                               39           (8)        (11)         20
                                        -----------------------------------------------
Net change in interest income               (753)       2,849        (152)      1,944
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                         (33)         102          (8)         61
  FHLB Advances                              513          336         148         997
  Repurchase agreements                      107          277         152         536
                                        -----------------------------------------------
Net change in interest expense               587          715         292       1,594
                                        -----------------------------------------------
  Increase in net interest
    margin                             $  (1,340)       2,134        (444)        350
                                        ===============================================




     Net interest margin before loan loss provision for the three months ended December 31, 2004, increased $350,000 from the same period in the prior year. Specifically, interest income increased $1.9 million. This increase was the result of a $205.3 million increase in the average balance of interest-earning assets, which was partially offset by a 37 basis point decrease in the average rate earned on such assets. The increase in interest income was largely offset by a $1.6 million increase in interest expense, which resulted from a $202.2 million increase in the average balance of interest-costing liabilities, and a 22 basis point increase in the average rate paid on such liabilities.

PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $167,000 during the quarter ended December 31, 2004, due to an increase in commercial and residential real estate loans classified as "special mention" or "substandard." Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 51.5% of total classified assets at December 31, 2004, 48.2% at September 30, 2004, and 54.8% at December 31, 2003.

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

OTHER INCOME
     Other income for the three months ended December 31, 2004, increased $2.9 million from the same period in the prior year. Gain on sale of loans held for sale increased $2.3 million due to an increase in mortgage banking volume. Provision for recovery on real estate owned decreased $681,000 due to recoveries realized on the sale of foreclosed assets held for sale. Customer service fees and charges increased $292,000 due primarily to fee income earned by the Company's national mortgage banking operation. These increases were offset by a decrease in loan servicing fees of $181,000 due to an increase in the amortization of capitalized servicing. Additionally, other income decreased $227,000 due primarily to a decrease in loan prepayment penalties.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2004, increased $1.4 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $952,000 due primarily to increased mortgage banking volume, and the continued growth of the national mortgage banking operation. Additionally, advertising increased $474,000 due to the addition of the national mortgage banking operation.

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

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2004, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2004, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2004                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 127,633
Adjustment for regulatory capital:
  Intangible assets                                    (3,146)
  Disallowed portion of servicing assets
    and deferred tax assets                            (4,411)
  Reverse the effect of SFAS No. 115                      719
                                                     ---------
    Tangible capital                                  120,795
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     120,795
  Qualifying general valuation allowance                6,688
                                                     ---------
       Risk-based capital                           $ 127,483
                                                     =========



                                                                 As of December 31, 2004
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 127,483     12.1%        84,550      >=8%      105,688     >=10%
Core capital to adjusted tangible assets    120,795      8.6%        56,067      >=4%       70,084      >=5%
Tangible capital to tangible assets         120,795      8.6%        21,025     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      120,795     11.4%            --        --       63,413      >=6%


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. Additionally, certain exceptions are permitted with prior approval from the OTS which limit institutions from lending to any one borrower in excess of the lesser of 30% of the Bank's unimpaired capital or $30 million. As of December 31, 2004, the Bank has obtained one such exception to the loans to one borrower limit from the OTS.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2004, there was $33.8 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At December 31, 2004, the Bank has $30.0 million in brokered deposits, and it could purchase up to $219.5 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2004.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2004.


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

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on October 26, 2004, which announced a quarterly cash dividend of $0.20 per share and a special cash dividend of $0.80 per share payable on November 26, 2004 to shareholder's of record as of November 5, 2004.

     A report on Form 8-K was filed on December 15, 2004, which announced financial results for the quarter ended September 30, 2004.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


February 14, 2005                           By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 14, 2005                          By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
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

Date:  February 14, 2005

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

Date:  February 14, 2005

19