Form 10-Q
period 2005-03-31
NASB FINANCIAL INC
filed 2005-05-13
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2005

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

                                           Yes  X        No

The number of shares of Common Stock of the Registrant outstanding as of May 11, 2005, was 8,444,942.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           March 31,     September 30,
                                              2005            2004
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    19,299         18,263
Securities available for sale                    240            244
Stock in Federal Home Loan Bank, at cost      21,579         17,808
Mortgage-backed securities:
  Available for sale, at market value        149,811        170,933
  Held to maturity (fair value of $540
    and $645 at March 31, 2005, and
    September 30, 2004, respectively)            519            614
Loans receivable:
  Held for sale                              293,142        246,468
  Held for investment, net                   945,650        876,322
Allowance for loan losses                     (7,432)        (8,221)
Accrued interest receivable                    6,228          5,887
Foreclosed asset held for sale, net            6,654          4,014
Premises and equipment, net                   10,102          8,481
Investment in LLC                              8,468          7,982
Mortgage servicing rights, net                   870            839
Deferred income tax asset                      3,253          3,915
Other assets                                   8,250          8,339
                                           ----------     ----------
                                         $ 1,466,633      1,361,888
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   657,146        653,700
  Brokered deposit accounts                   89,895         30,040
  Advances from Federal Home Loan Bank       428,076        367,341
  Securities sold under agreements to
    repurchase                               138,500        159,100
  Escrows                                      6,135          8,437
  Income taxes payable                         1,566          1,072
  Accrued expenses and other liabilities       4,753          3,207
                                           ----------     ----------
      Total liabilities                    1,326,071      1,222,897
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112 issued
    at March 31, 2005 and September 30, 2004   1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,256         16,256
  Retained earnings                          142.291        139,663
  Treasury stock, at cost; 1,401,670 shares
    at March 31, 2005 and September 30, 2004 (17,257)       (17,257)
  Accumulated other comprehensive income      (2,207)        (1,150)
                                           ----------     ----------
      Total stockholders' equity             140,562        138,991
                                           ----------     ----------
                                         $ 1,466,633      1,361,888
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)





                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2005         2004          2005         2004
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 18,298       16,490        35,981       32,999
Interest on mortgage-backed securities            1,508        1,605         3,083        2,371
Interest and dividends on securities                127          106           261          296
Other interest income                                67           20           113           47
                                               ---------    ---------     ---------    ---------
  Total interest income                          20,000       18,221        39,438       35,713
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             3,787        3,097         7,117        6,365
Interest on advances from FHLB                    2,687        1,293         4,832        2,440
Interest on securities sold under
  agreements to repurchase                          937          427         1,668          622
                                               ---------    ---------     ---------    ---------
  Total interest expense                          7,411        4,817        13,617        9,427
                                               ---------    ---------     ---------    ---------
    Net interest income                          12,589       13,404        25,821       26,286
Provision for loan losses                           250           --           417           --
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            12,339       13,404        25,404       26,286
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                           72        (154)            84           39
  Impairment (loss) recovery on mortgage
       servicing rights                             (30)          73           (11)          42
  Customer service fees and charges               1,659        1,641         3,280        2,970
  Recovery on real estate owned                     218           --           899           --
  Gain on sale of securities available for sale      --          726            --          726
  Gain on sale of loans held for sale             3,782        3,215         7,436        4,549
  Other                                             323        1,001           840        1,745
                                               ---------    ---------     ---------    ---------
    Total other income                            6,024        6,502        12,528       10,071
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,977        4.002         8,170        7,808
  Commission-based mortgage banking compensation  1,988        1,651         3,517        2,615
  Premises and equipment                            755          731         1,548        1,440
  Advertising and business promotion                824          648         1,669        1,019
  Federal deposit insurance premiums                 25           25            51           51
  Other                                           1,314        1,676         2,601        3,024
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     8,883        8,733        17,556       15,957
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              9,480       11,173        20,376       20,400
Income tax expense                                3,413        4,078         7,390        7,561
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 6,067        7,095        12,986       12,839
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.72         0.84          1.54         1.52
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.71         0.84          1.53         1.52
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      8,455,442    8,455,469     8,455,442    8,453,882





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)



                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income (loss)  equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2004          $ 1,479       16,256    139,663    (17,257)   (1,150)       138,991
  Comprehensive income:
    Net income                           --           --     12,986         --        --         12,986
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities     --           --         --         --    (1,057)        (1,057)
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --         11,929
  Cash dividends paid                    --           --    (10,358)        --        --        (10,358)
                                  ----------------------------------------------------------------------
Balance at March 31, 2005        $    1,479       16,256    142,291    (17,257)   (2,207)       140,562
                                  ======================================================================





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 12,986       12,839
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                523          463
  Amortization and accretion, net                          (2,340)         209
  Impairment loss (recovery) on mortgage servicing rights      11          (42)
  Net fair value of loan related commitments                 (216)        (702)
  Gain on sale of loans receivable held for sale           (7,436)      (4,549)
  Gain on sale of securities available for sale                --         (726)
  Provision for loan losses                                   417           --
  Recovery on real estate owned                              (899)          --
  Origination and purchase of loans held for sale        (533,505)    (326,079)
  Sale of loans receivable held for sale                  494,243      321,133
Changes in:
  Accrued interest receivable                                (341)        (549)
  Accrued expenses and other liabilities and
    income taxes payable                                    3,579        2,059
                                                          ----------------------
Net cash provided by (used in) operating activities       (32,978)       4,056

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           95          228
    Available for sale                                     19,211        3,566
  Principal repayments of mortgage loans receivable       188,275      190,620
  Principal repayments of other loans receivable            5,919        9,530
  Maturity of investment securities available for sale          4            3
  Loan origination - mortgage loans held for investment  (261,213)    (216,770)
  Loan origination - other loans receivable                (7,146)      (3,669)
  Purchase of mortgage loans receivable held for
    investment                                             (1,207)      (1,056)
  Purchase of mortgage-backed securities
    available for sale                                         --     (193,043)
  Purchase of FHLB stock                                   (3,770)      (1,857)
  Proceeds from sale of securities available for sale          --        5,369
  Proceeds for sale of real estate owned                    5,517        4,163
  Purchases of premises and equipment, net of sales        (2,144)        (855)
  Investment in LLC                                          (486)      (4,049)
  Other                                                       (39)      (3,585)
                                                          ----------------------
Net cash used in investing activities                     (56,984)    (211,405)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and brokered
    deposit accounts                                       63,409       (4,726)
  Proceeds from advances from FHLB                      2,259,500      228,000
  Repayment on advances from FHLB                      (2,198,651)    (175,152)
  Proceeds from sale of securities under agreements to
    repurchase                                            267,400      189,500
  Repayment of securities sold under agreements to
    repurchase                                           (288,000)     (17,000)
  Cash dividends paid                                     (10,358)      (8,878)
  Stock options exercised                                      --          120
  Change in escrows                                        (2,302)      (2,133)
                                                          ----------------------
Net cash provided by financing activities                  90,998      209,731
                                                          ----------------------
Net increase in cash and cash equivalents                   1,036        2,382
Cash and cash equivalents at beginning of the period       18,263       24,321
                                                          ----------------------
Cash and cash equivalents at end of period               $ 19,299       26,703
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  5,572        7,355
  Cash paid for interest                                   13,007        9,099

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  6,878        2,217
    Capitalization of mortgage servicing rights               103            2










See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The consolidated balance sheet of the Company as of September 30, 2004, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of March 31, 2005, have remained unchanged from September 30, 2004. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2004.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/05    3/31/04        3/31/05    3/31/04
                                             ----------------------    ----------------------
Net income (in thousands)                     $  6,067      7,095         12,986     12,839

Average common shares outstanding            8,455,442  8,455,469      8,455,442  8,453,882
Average common share stock options
  outstanding                                   12,434      1,128         12,167      1,474
                                             ----------------------    ----------------------
Average diluted common shares                8,467,876  8,456,597      8,467,609  8,455,356

Earnings per share:
   Basic                                      $   0.72       0.84           1.54       1.52
   Diluted                                        0.71       0.84           1.53       1.52




     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2005
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
Debt securities            $    180        --         --         180
Municipal securities             60        --         --          60
                            -------------------------------------------
  Total                    $    240        --         --         240
                            ===========================================


(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2005
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     440       --         5         435
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          23,366       --       566      22,800
FHLMC participation
  certificates
    - fixed rate                1,875       --        93       1,782
    - adjustable rate         127,719       --     2,925     124,794
                            -------------------------------------------
     Total                  $ 153,400       --     3,589     149,811
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         March 31, 2005
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    249        17         --          266
FNMA pass-through
  certificates:
    Fixed rate                   80        --         --           80
    Balloon maturity and
      adjustable rate           111        --         --          111
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               59         4         --           63
Collateralized mortgage
  obligation bonds               20        --         --           20
                            -------------------------------------------
      Total                $    519        21         --          540
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 172,406
      Business properties                                405,639
      Partially guaranteed by VA or
        insured by FHA                                     4,592
    Construction and development                         486,197
                                                       ----------
       Total mortgage loans                            1,068,834
  Commercial loans                                        39,220
  Installment loans to individuals                        23,428
                                                       ----------
    Total loans held for investment                    1,131,482
  Less:
    Undisbursed loan funds                              (182,263)
    Unearned discounts and fees and costs
      on loans, net                                       (3,569)
                                                       ----------
     Net loans held for investment                     $ 945,650
                                                       ==========


                                                        March 31,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 315,712
    Less:
      Undisbursed loan funds                             (22,783)
      Unearned discounts and fees and costs
        on loans, net                                        213
                                                       ----------
        Net loans held for sale                        $ 293,142
                                                       ==========

     Included in the loans receivable balances at March 31, 2005, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $171,000. Loans and participations serviced for others amounted to approximately $106.0 million at March 31, 2005.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        March 31,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 6,780
Less:  allowance for losses                                (126)
                                                       ----------
   Total                                                $ 6,654
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date


(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2005. Dollar amounts are expressed in thousands.

     Balance at October 1, 2004               $    839
     Additions:
        Originated mortgage servicing rights       103
     Reductions:
        Amortization                               (61)
        Impairment loss                            (11)
                                               --------
     Balance at March 31, 2005                $    870
                                               ========


(9) REPURCHASE AGREEMENTS

     During the six-month period ended March 31, 2005, the Bank sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $138.5 million at March 31, 2005. These agreements have a weighted average rate of 2.87% and a weighted average maturity of 185 days.


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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
March 31, 2005               Banking  Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 12,561       --        --            28        12,589
Provision for loan losses       250       --        --            --           250
Other income                  1,733    2,870     2,200          (779)        6,024
General and administrative
  expenses                    3,621    2,873     2,531          (142)        8,883
Income tax expense (benefit)  3,752       (1)     (119)         (219)        3,413
                            -----------------------------------------------------------
    Net income             $  6,671       (2)     (212)         (390)        6,067
                            ===========================================================




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
                            ===========================================================




                                       Local    National
Six months ended                      Mortgage  Mortgage   Other and
March 31, 2005               Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $25,775       --         --           46        25,821
Provision for loan losses       417       --         --           --           417
Other income                  4,000    5,943      4,271       (1,686)       12,528
General and administrative
  expenses                    7,272    5,893      4,782         (391)       17,556
Income tax expense            7,951       18       (184)        (395)        7,390
                            --------------------------------------------------------
    Net income              $14,135       32       (327)        (854)       12,986
                            ========================================================




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
                            ========================================================










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

     The principal business of the Company is to provide banking services through the Bank. Specifically, the Bank obtains savings and checking deposits from the public, then uses those funds to originate and purchase real estate loans and other loans. The Bank also purchases mortgage-backed securities ("MBS") and other investment securities from time to time as conditions warrant. In addition to customer deposits, the Bank obtains funds from the sale of loans held-for-sale, the sale of securities available-for-sale, repayments of existing mortgage assets, advances from the Federal Home Loan Bank ("FHLB"), and the purchase of brokered deposit accounts. The Bank's primary sources of income are interest on loans, MBS, and investment securities plus customer service fees and income from mortgage banking activities. Expenses consist primarily of interest payments on customer deposits and other borrowings and general and administrative costs.

     The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), and is subject to periodic examination by both entities. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System ("FRB"), which establishes rules regarding reserves that must be maintained against customer deposits.


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2005, were $1,466.6 million, an increase of $104.7 million from September 30, 2004, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2005, the Bank originated and purchased $533.5 million in mortgage loans held for sale, $262.4 million in mortgage loans held for investment, and $7.1 million in other loans. This total of $803.1 million in loans originated compares to $547.6 million in loans originated during the six months ended March 31, 2004.

     Included in the $293.1 million in loans held for sale as of March 31, 2005, are $97.3 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              3/31/05      9/30/04      3/31/04
                            -------------------------------------
Asset Classification:
   Substandard               $ 15,110       17,462       13,917
   Doubtful                        --           --           --
   Loss                           495        1,861        1,800
                            -------------------------------------
                               15,605       19,323       15,717
Allowance for losses           (7,558)      (9,315)      (9,174)
                            -------------------------------------
                             $  8,047       10,008        6,543
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             3/31/05       9/30/04        3/31/04
                           ----------------------------------------
Total Assets              $ 1,466,633    1,361,888      1,332,566
                           ========================================

Non-accrual loans         $    10,387       15,748          9,310
Troubled debt
  restructurings                   74        2,844          3,152
Net real estate and
  other assets acquired
  through foreclosure           8,468        4,014          3,360
                           ----------------------------------------
     Total                $    18,929       22,606         15,822
                           ========================================
Percent of total assets         1.29%        1.66%          1.19%
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

     The following table sets forth the activity in the allowance for loan losses for the six months ending March 31, 2005, and 2004. Dollar amounts are expressed in thousands.

                                                 2005         2004
                                             -------------------------
         Balance at beginning of year      $    8,221         7,986
         Provision for loan losses                417            --
         Recoveries                                34            40
         Charge-offs                           (1,240)          (23)
                                             -------------------------
         Balance at March 31               $    7,432         8,003
                                             =========================

LIABILITIES AND EQUITY
     Customer deposit accounts increased $3.4 million, and brokered deposit accounts increased $59.9 million during the six months ended March 31, 2005. The weighted average rate on customer and brokered deposits as of March 31, 2005, was 2.05%, an increase from 1.94% as of March 31, 2004.

     Advances from the FHLB were $428.1 million as of March 31, 2005, an increase of $60.7 million from September 30, 2004. During the six-month period, the Bank borrowed $2,259.5 million of new advances and repaid $2,198.7 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Securities sold under agreements to repurchase were $138.5 million as of March 31, 2005, a decrease of $20.6 million from September 30, 2004. During the six-month period, the Bank sold a total of $267.4 million of mortgage-backed securities under agreements to repurchase, and repurchase agreements of $288.0 million were repaid.

     Escrows were $6.1 million as of March 31, 2005, a decrease of $2.3 million from September 30, 2004. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2004.

     Total stockholders' equity as of March 31, 2005, was $140.6 million (9.6% of total assets). This compares to $139.0 million (10.2% of total assets) at September 30, 2004. On a per share basis, stockholders' equity was $16.62 on March 31, 2005, compared to $16.44 on September 30, 2004.

     The Company paid cash dividends on its common stock of $1.00 on November 26, 2004, and $0.225 on February 25, 2005. Subsequent to the quarter ended March 31, 2005, the Company announced a cash dividend of $0.225 per share to be paid on May 27, 2005, to stockholders of record as of May 6, 2005.

     Total stockholders' equity as of March 31, 2005, includes an unrealized loss of $2.2 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Six months ended
                           ------------------------
                             3/31/05      3/31/04
                           ------------------------
Return on assets              1.84%         2.10%
Return on equity             18.58%        19.80%
Equity-to-assets ratio        9.58%         9.90%
Dividend payout ratio        79.76%        69.15%

RESULTS OF OPERATIONS - Comparison of three months and six months ended March 31, 2005 and 2004.

     For the three months ended March 31, 2005, the Company had net income of $6,067,000 or $0.72 per share. This compares to net income of $7,095,000 or $0.84 per share for the quarter ended March 31, 2004.

     For the six months ended March 31, 2005, the Company had net income of $12,986,000 or $1.54 per share. This compares to net income of $12,839,000 or $1.52 per share for the six months ended March 31, 2004.


NET INTEREST MARGIN
       The Company's net interest margin is comprised of the difference ("spread") between interest income on loans, MBS, and investments and the interest cost of customer deposits and brokered deposits and other borrowings. Management monitors net interest spreads and, although constrained by certain market, economic, and competition factors, it establishes loan rates and customer deposit rates that maximize net interest margin.

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2005 and 2004. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                    Six months ended 3/31/05   As of
                                  --------------------------- 3/31/05
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,160,060    35,981   6.20%    6.18%
  Mortgage-backed securities       161,808     3,083   3.81%    4.24%
  Securities                        20,825       261   2.51%    3.28%
  Bank deposits                     11,228       113   2.01%    2.13%
                                 --------------------------------------
    Total earning assets         1,353,921    39,438   5.83%    5.89%
                                            ---------------------------
Non-earning assets                  45,824
                                 ----------
      Total                     $1,399,745
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 202,938       713   0.70%    0.71%
  Customer and brokered
    certificates of deposit        491,166     6,404   2.61%    3.07%
  FHLB Advances                    413,709     4,832   2.34%    2.68%
  Repurchase agreements            143,914     1,668   2.32%    2.87%
                                 --------------------------------------
    Total costing liabilities    1,251,727    13,617   2.18%    2.57%%
                                            ---------------------------
Non-costing liabilities              9,005
Stockholders' equity               139,013
                                 ----------
      Total                     $1,399,745
                                 ==========
Net earning balance             $  102,194
                                 ==========
Earning yield less costing rate                        3.65%    3.32%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,353,921    25,821   3.81%
                                 ============================



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




                                        Six months ended March 31, 2005, compared to
                                             six months ended March 31, 2004
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,180)       4,308       (146)       2,982
  Mortgage-backed securities                 (31)         750         (7)         712
  Securities                                 (45)          12         (2)         (35)
  Bank deposits                              125          (16)       (43)          66
                                        -----------------------------------------------
Net change in interest income             (1,131)       5,054       (198)       3,725
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered deposit accounts     362          357         33          752
  FHLB Advances                            1,442          604        346        2,392
  Repurchase agreements                      612          219        215        1,046
                                        -----------------------------------------------
Net change in interest expense             2,416        1,180        594        4,190
                                        -----------------------------------------------
  Increase in net interest
    margin                             $  (3,547)       3,874       (792)        (465)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended March 31, 2005, decreased $815,000 from the same period in the prior year. Specifically, interest income increased $1.8 million due primarily to an increase in the average balance of interest-earning assets. The increase in interest income was offset by a $2.6 million increase in interest expense, which resulted from both an increase in the average balance of interest-costing liabilities and an increase in the average rate paid on such liabilities.

     Net interest margin before loan loss provision for the six months ended March 31, 2005, decreased $465,000 from the same period in the prior year. Specifically, interest income increased $3.7 million. This increase was the result of a $167.8 million increase in the average balance of interest-earning assets, which was partially offset by a 19 basis point decrease in the average rate earned on such assets. The increase in interest income was offset by a $4.2 million increase in interest expense, which resulted from a $156.4 million increase in the average balance of interest-costing liabilities, and a 46 basis point increase in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $250,000 during the quarter ended March 31, 2005, and $417,000 for the six months ended March 31, 2005. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. An increase in commercial and residential real estate loans classified as "substandard" during the six months ended March 31, 2005, resulted in the increase in provision for loan losses. On a consolidated basis, loan loss reserve was 48.4% of total classified assets at March 31, 2005, 48.2% at September 30, 2004, and 58.4% at March 31, 2004.

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

OTHER INCOME
     Other income for the three months ended March 31, 2005, decreased $478,000 from the same period in the prior year. Gain on sale of securities available for sale decreased $726,000 due to the sale of corporate debt and asset-backed securities in the prior year. Other income decreased $678,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and a decrease in loan prepayment penalties. These decreases were offset by a $567,000 increase in gain on sale of loans held for sale due to an increase in mortgage banking volume. In addition, provision for recovery on real estate owned increased $218,000 due to recoveries realized on the sale of foreclosed assets held for sale, and loan servicing fees increased $226,000 due to a decrease in the amortization of capitalized servicing.

     Other income for the six months ended March 31, 2005, increased $2.5 million from the same period in the prior year. Gain on sale of loans held for sale increased $2.9 million due to an increase in mortgage banking volume. Provision for recovery on real estate owned increased $899,000 due to recoveries realized on the sale of foreclosed assets held for sale. Customer service fees and charges increased $310,000 due primarily to fee income earned by the Company's national mortgage banking operation. These increases were offset by a $905,000 decrease in other income due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and a decrease in loan prepayment penalties. In addition, gain on sale of securities available for sale decreased $726,000 due to the sale of corporate debt and asset-backed securities in the prior year.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2005, increased $150,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $312,000 due primarily to increased mortgage banking volume, and the continued growth of the national mortgage banking operation. Additionally, advertising increased $176,000 due to the addition of the national mortgage banking
operation.   These increases were offset by a $362,000 decrease in other expense due primarily to decreases in data processing and other costs related to the addition of the national mortgage banking operation.

     Total general and administrative expenses for the six months ended March 31, 2005, increased $1.6 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $1.3 million due primarily to increased mortgage banking volume, and the continued growth of the national mortgage banking operation. Additionally, advertising increased $650,000 due to the addition of the national mortgage banking
operation.   These increases were offset by a $423,000 decrease in other expense due primarily to decreases in data processing and other costs related to the addition of the national mortgage banking operation.


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

REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2005, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2005, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2005                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 127,370
Adjustment for regulatory capital:
  Intangible assets                                    (3,121)
  Disallowed portion of servicing assets
    and deferred tax assets                            (3,327)
  Reverse the effect of SFAS No. 115                    2,207
                                                     ---------
    Tangible capital                                  123,129
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     123,129
  Qualifying general valuation allowance                6,936
                                                     ---------
       Risk-based capital                           $ 130,065
                                                     =========




                                                                 As of March 31, 2005
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 130,065     11.6%        89,600      >=8%      111,999     >=10%
Core capital to adjusted tangible assets    123,129      8.5%        58,050      >=4%       72,563      >=5%
Tangible capital to tangible assets         123,129      8.5%        21,769     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      123,129     11.0%            --        --       67,200      >=6%





LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. The Bank recently enrolled with the OTS to participate in the "Lending Limits Pilot Program." This program allows a federally chartered institution to increase it's loans-to-one-borrower limit by an additional amount equal to the lesser of: a) $10 million; b) 10% of its unimpaired capital and surplus; or c) the percentage of its capital and surplus, in excess of 15%, that a state institution is permitted to lend. Participation in this program increased North American's loans-to-one-borrower limit by $10 million. This pilot program is set to expire on September 10, 2007.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2005, there was $48.8 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At March 31, 2005, the Bank has $89.9 million in brokered deposits, and it could purchase up to $153.7 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

     The annual stockholder's meeting was held on January 21, 2005. The following persons were elected to NASB Financial Inc.'s Board of Directors for three year terms:

                        Barrett Brady
A. Ray Cecrle
                        Keith B. Cox

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2005.


Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on January 21, 2005, which announced a quarterly cash dividend of $0.225 per share, payable on February 25, 2005 to shareholder's of record as of February 4, 2005.

     A report on Form 8-K was filed on February 11, 2005, which announced financial results for the quarter ended December 31, 2004.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 13, 2005                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 13, 2005                              By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
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

Date:  May 13, 2005

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

Date:  May 13, 2005