Form 10-Q
period 2005-06-30
NASB FINANCIAL INC
filed 2005-08-12
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2005

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

                                           Yes  X        No

The number of shares of Common Stock of the Registrant outstanding as of August 11, 2005, was 8,444,942.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                           June 30,     September 30,
                                              2005            2004
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    18,243         18,263
Securities available for sale                    240            244
Stock in Federal Home Loan Bank, at cost      23,107         17,808
Mortgage-backed securities:
  Available for sale, at market value        141,306        170,933
  Held to maturity (fair value of $528
    and $645 at June 30, 2005, and
    September 30, 2004, respectively)            507            614
Loans receivable:
  Held for sale                              309,993        246,468
  Held for investment, net                   980,532        876,322
Allowance for loan losses                     (7,456)        (8,221)
Accrued interest receivable                    6,526          5,887
Foreclosed asset held for sale, net            6,287          4,014
Premises and equipment, net                   10,531          8,481
Investment in LLC                              9,716          7,982
Mortgage servicing rights, net                   864            839
Deferred income tax asset                      4,189          3,915
Other assets                                   8,005          8,339
                                           ----------     ----------
                                         $ 1,512,590      1,361,888
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   657,643        653,700
  Brokered deposit accounts                   91,784         30,040
  Advances from Federal Home Loan Bank       474,042        367,341
  Securities sold under agreements to
    repurchase                               128,000        159,100
  Escrows                                      6,653          8,437
  Income taxes payable                         1,919          1,072
  Accrued expenses and other liabilities       7,266          3,207
                                           ----------     ----------
      Total liabilities                    1,367,307      1,222,897
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112 issued
    at June 30, 2005 and September 30, 2004   1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,256         16,256
  Retained earnings                          146,792        139,663
  Treasury stock, at cost; 1,412,170 shares
    at June 30, 2005 and 1,401,670 shares
    at September 30, 2004                    (17,656)       (17,257)
  Accumulated other comprehensive income      (1,588)        (1,150)
                                           ----------     ----------
      Total stockholders' equity             145,283        138,991
                                           ----------     ----------
                                         $ 1,512,590      1,361,888
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)





                                                 Three months ended          Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2005         2004          2005         2004
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 20,039       16,511        56,020       49,510
Interest on mortgage-backed securities            1,328        1,791         4,411        4,162
Interest and dividends on securities                231           74           492          370
Other interest income                                66           28           179           75
                                               ---------    ---------     ---------    ---------
  Total interest income                          21,664       18,404        61,102       54,117
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             4,491        3,192        11,608        9,557
Interest on advances from FHLB                    2,912        1,348         7,744        3,788
Interest on securities sold under
  agreements to repurchase                          999          567         2,667        1,189
                                               ---------    ---------     ---------    ---------
  Total interest expense                          8,402        5,107        22,019       14,534
                                               ---------    ---------     ---------    ---------
    Net interest income                          13,262       13,297        39,083       39,583
Provision for loan losses                            --          265           417      	  265
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            13,262       13,032        38,666       39,318
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          (53)         341            31          380
  Impairment (loss) recovery on mortgage
       servicing rights                              18          (80)            7          (38)
  Customer service fees and charges               1,833        1,921         5,113        4,891
  Recovery on real estate owned                      --          134           899          134
  Gain on sale of securities available for sale      --           --            --          726
  Gain on sale of loans held for sale             4,814        4,189        12,250        8,738
  Other                                             278         (401)        1,118        1,344
                                               ---------    ---------     ---------    ---------
    Total other income                            6,890        6,104        19,418       16,175
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,352        4.212        12,522       12,020
  Commission-based mortgage banking compensation  2,414        1,942         5,931        4,557
  Premises and equipment                            778          787         2,326        2,227
  Advertising and business promotion              1,079          898         2,748        1,917
  Federal deposit insurance premiums                 24           25            75           76
  Other                                           1,503        1,810         4,104        4,834
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    10,150        9,674        27,706       25,631
                                               ---------    ---------     ---------    ---------
    Income before income tax expense             10,002        9,462        30,378       29,862
Income tax expense                                3,601        3,450        10,991       11,011
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 6,401        6,012        19,387       18,851
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.75         0.71          2.29         2.23
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.75         0.71          2.29         2.23
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      8,447,893    8,457,942     8,452,926    8,455,230





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)



                                                                               Accumulated
                                                Additional                        other         Total
                                     Common      paid-in   Retained   Treasury comprehensive  stockholders'
                                      stock      capital   earnings     stock    income (loss)  equity
                                  -----------------------------------------------------------------------
                                                  (Dollars in thousands)
Balance at October 1, 2004          $ 1,479       16,256    139,663    (17,257)   (1,150)       138,991
  Comprehensive income:
    Net income                           --           --     19,387         --        --         19,387
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities     --           --         --         --      (438)          (438)
         available for sale                                                                    ---------
    Total comprehensive income           --           --         --         --        --         18,949
  Cash dividends paid                    --           --    (12,258)        --        --        (12,258)
  Purchase of common stock for
    treasury                             --           --         --       (399)       --           (399)
                                  ----------------------------------------------------------------------
Balance at June 30, 2005         $    1,479       16,256    146,792    (17,656)   (1,588)       145,283
                                  ======================================================================





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 19,387       18,851
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                                793          747
  Amortization and accretion, net                          (2,773)        (381)
  Impairment loss (recovery) on mortgage servicing rights      (7)          38
  Net fair value of loan related commitments                 (302)         251
  Gain on sale of loans receivable held for sale          (12,250)      (8,738)
  Gain on sale of securities available for sale                --         (726)
  Provision for loan losses                                   417          265
  Recovery on real estate owned                              (899)        (134)
  Origination of loans held for sale                     (863,878)    (696,726)
  Sale of loans receivable held for sale                  803,736      662,915
Changes in:
  Accrued interest receivable                                (639)        (887)
  Accrued expenses and other liabilities and
    income taxes payable                                    5,108       (1,784)
                                                          ----------------------
Net cash used in operating activities                     (51,307)     (26,309)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                          138          276
    Available for sale                                     28,560       13,624
  Principal repayments of mortgage loans receivable       322,755      348,848
  Principal repayments of other loans receivable            9,955       13,645
  Maturity of investment securities available for sale          4            3
  Loan origination - mortgage loans held for investment  (422,324)    (379,496)
  Loan origination - other loans receivable               (10,698)      (5,478)
  Purchase of mortgage loans receivable held for
    investment                                             (1,310)      (4,569)
  Purchase of mortgage-backed securities
    available for sale                                         --     (193,043)
  Purchase of FHLB stock                                   (5,298)      (1,499)
  Proceeds from sale of securities available for sale          --        5,369
  Proceeds for sale of real estate owned                    6,661        5,650
  Purchases of premises and equipment, net of sales        (2,843)      (1,540)
  Investment in LLC                                        (1,734)      (4,274)
  Other                                                       108       (3,898)
                                                          ----------------------
Net cash used in investing activities                     (76,026)    (206,382)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                            Nine months ended
                                                                June 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------------------
Cash flows from financing activities:
  Net increase in customer and brokered
    deposit accounts                                       65,983       54,211
  Proceeds from advances from FHLB                      3,994,500      361,900
  Repayment on advances from FHLB                      (3,887,629)    (350,229)
  Proceeds from sale of securities under agreements to
    repurchase                                            292,400      194,380
  Repayment of securities sold under agreements to
    repurchase                                           (323,500)     (22,180)
  Cash dividends paid                                     (12,258)     (10,570)
  Stock options exercised                                      --          120
  Repurchase of common stock                                 (399)          --
  Change in escrows                                        (1,784)      (2,253)
                                                          ----------------------
Net cash provided by financing activities                 127,313      225,379
                                                          ----------------------
Net decrease in cash and cash equivalents                     (20)      (7,312)
Cash and cash equivalents at beginning of the period       18,263       24,321
                                                          ----------------------
Cash and cash equivalents at end of period               $ 18,243       17,009
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $ 10,144       13,550
  Cash paid for interest                                   20,752       14,066

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  8,003        3,298
    Capitalization of mortgage servicing rights               253            2










See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The consolidated balance sheet of the Company as of September 30, 2004, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of June 30, 2005, have remained unchanged from September 30, 2004. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2004.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/05    6/30/04        6/30/05    6/30/04
                                             ----------------------    ----------------------
Net income (in thousands)                     $  6,401      6,012         19,387     18,851

Average common shares outstanding            8,447,893  8,457,942      8,452,926  8,455,230
Average common share stock options
  outstanding                                   12,256        583         12,242      1,180
                                             ----------------------    ----------------------
Average diluted common shares                8,460,149  8,458,525      8,465,168  8,456,410

Earnings per share:
   Basic                                      $   0.75       0.71           2.29       2.23
   Diluted                                        0.75       0.71           2.29       2.23




     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                          June 30, 2005
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

                                          June 30, 2005
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     403       --         2         401
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          21,728       --       423      21,305
FHLMC participation
  certificates
    - fixed rate                1,731       --        87       1,644
    - adjustable rate         120,027       --     2,071     117,956
                            -------------------------------------------
     Total                  $ 143,889       --     2,583     141,306
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         June 30, 2005
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains	 losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    216        16         --          232
FNMA pass-through
  certificates:
    Fixed rate                  108        --         --          108
    Balloon maturity and
      adjustable rate           110        --         --          110
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               55         5         --           60
Collateralized mortgage
  obligation bonds               18        --         --           18
                            -------------------------------------------
      Total                $    507        21         --          528
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 184,962
      Business properties                                410,495
      Partially guaranteed by VA or
        insured by FHA                                     3,988
    Construction and development                         500,173
                                                       ----------
       Total mortgage loans                            1,099,618
  Commercial loans                                        44,593
  Installment loans to individuals                        22,828
                                                       ----------
    Total loans held for investment                    1,167,039
  Less:
    Undisbursed loan funds                              (182,771)
    Unearned discounts and fees and costs
      on loans, net                                       (3,736)
                                                       ----------
     Net loans held for investment                     $ 980,532
                                                       ==========


                                                        June 30,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 347,467
    Less:
      Undisbursed loan funds                             (37,674)
      Unearned discounts and fees and costs
        on loans, net                                        200
                                                       ----------
        Net loans held for sale                        $ 309,993
                                                       ==========

     Included in the loans receivable balances at June 30, 2005, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $161,000. Loans and participations serviced for others amounted to approximately $110.3 million at June 30, 2005.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 6,518
Less:  allowance for losses                                (231)
                                                       ----------
   Total                                                $ 6,287
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date


(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2005. Dollar amounts are expressed in thousands.

     Balance at October 1, 2004               $    839
     Additions:
        Originated mortgage servicing rights       253
        Impairment Recovery                          7
     Reductions:
        Amortization                              (235)
                                               --------
     Balance at June 30, 2005                $     864
                                               ========


(9) REPURCHASE AGREEMENTS

     During the nine-month period ended June 30, 2005, the Bank sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $128.0 million at June 30, 2005. These agreements have a weighted average rate of 3.03% and a weighted average maturity of 135 days.


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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
June 30, 2005                Banking  Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 13,230       --        --            32        13,262
Provision for loan losses        --       --        --            --            --
Other income                  1,133    3,757     2,940          (940)        6,890
General and administrative
  expenses                    3,974    3,259     3,127          (210)       10,150
Income tax expense (benefit)  3,740      179       (67)         (251)        3,601
                            -----------------------------------------------------------
    Net income             $  6,649      319      (120)         (447)        6,401
                            ===========================================================




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
                            ===========================================================




                                       Local    National
Nine months ended                     Mortgage  Mortgage   Other and
June 30, 2005                Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $39,004       --         --           79        39,083
Provision for loan losses       417       --         --           --           417
Other income                  5,133    9,701      7,212       (2,628)       19,418
General and administrative
  expenses                   11,245    9,153      7,910         (602)       27,706
Income tax expense (benefit) 11,691      197       (251)        (646)       10,991
                            --------------------------------------------------------
    Net income              $20,784      351       (447)      (1,301)       19,387
                            ========================================================




                                       Local    National
Nine months ended                     Mortgage  Mortgage   Other and
June 30, 2004                Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
Net interest income         $39,562       --         --           21        39,583
Provision for loan losses       265       --         --           --           265
Other income                  6,886    9,294      4,831       (4,836)       16,175
General and administrative
  expenses                   11,323   10,078      5,617       (1,387)       25,631
Income tax expense (benefit) 12,724     (286)      (287)      (1,140)       11,011
                            --------------------------------------------------------
    Net income              $22,136     (498)      (499)      (2,288)       18,851
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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2005, were $1,512.6 million, an increase of $150.7 million from September 30, 2004, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2005, the Bank originated and purchased $863.9 million in mortgage loans held for sale, $423.6 million in mortgage loans held for investment, and $10.7 million in other loans. This total of $1,298.2 million in loans originated compares to $1,086.3 million in loans originated during the nine months ended June 30, 2004.

     Included in the $310.0 million in loans held for sale as of June 30, 2005, are $133.3 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              6/30/05      9/30/04      6/30/04
                            -------------------------------------
Asset Classification:
   Substandard               $ 11,305       17,462       17,627
   Doubtful                        --           --           --
   Loss                           490        1,861        1,567
                            -------------------------------------
                               11,795       19,323       19,194
Allowance for losses on loans
  and real estate owned        (7,687)      (9,315)      (9,127)
                            -------------------------------------
                             $  4,108       10,008       10,067
                            =====================================

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             6/30/05       9/30/04        6/30/04
                           ----------------------------------------
Total Assets              $ 1,512,590    1,361,888      1,345,837
                           ========================================

Non-accrual loans         $     6,437       15,748         12,698
Troubled debt
  restructurings                   74        2,844          2,883
Net real estate and
  other assets acquired
  through foreclosure           6,287        4,014          3,740
                           ----------------------------------------
     Total                $    12,798       22,606         19,321
                           ========================================
Percent of total assets         0.85%        1.66%          1.44%
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

     The following table sets forth the activity in the allowance for loan losses for the nine months ending June 30, 2005, and 2004. Dollar amounts are expressed in thousands.

                                                 2005         2004
                                             -------------------------
         Balance at beginning of year      $    8,221         7,986
         Provision for loan losses                417           265
         Recoveries                                58            91
         Charge-offs                           (1,240)         (313)
                                             -------------------------
         Balance at June 30               $     7,456         8,029
                                             =========================

     The Company is a partner in Central Platte Holdings, LLC, which was formed for the purpose of purchasing more than eight hundred acres of vacant land in Platte County, Missouri for single-family housing development. The Company's investment in this partnership was $7.1 million at June 30, 2005. The Company is also a partner in NBH, LLC, which was formed for the purpose of purchasing eighty-six acres of vacant land in Platte County, Missouri for mixed-use development. The Company's investment in this partnership was $2.6 million at June 30, 2005. The Company has recorded these investments using the equity method of accounting.

LIABILITIES AND EQUITY
     Customer deposit accounts increased $3.9 million, and brokered deposit accounts increased $61.7 million during the nine months ended June 30, 2005. The weighted average rate on customer and brokered deposits as of June 30, 2005, was 2.67%, an increase from 1.90% as of June 30, 2004.

     Advances from the FHLB were $474.0 million as of June 30, 2005, an increase of $106.7 million from September 30, 2004. During the nine-month period, the Bank borrowed $3,994.5 million of new advances and repaid $3,887.6 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Securities sold under agreements to repurchase were $128.0 million as of June 30, 2005, a decrease of $31.1 million from September 30, 2004. During the nine-month period, the Bank sold a total of $292.4 million of mortgage-backed securities under agreements to repurchase, and repurchase agreements of $323.5 million were repaid.

     Escrows were $6.7 million as of June 30, 2005, a decrease of $1.8 million from September 30, 2004. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2004.

     Total stockholders' equity as of June 30, 2005, was $145.3 million (9.6% of total assets). This compares to $139.0 million (10.2% of total assets) at September 30, 2004. On a per share basis, stockholders' equity was $17.20 on June 30, 2005, compared to $16.44 on September 30, 2004.

     The Company paid cash dividends on its common stock of $1.00 on November 26, 2004, and $0.225 on February 25, 2005 and May 27, 2005.
Subsequent to the quarter ended June 30, 2005, the Company announced a cash dividend of $0.225 per share to be paid on August 26, 2005, to stockholders of record as of August 5, 2005.

     Total stockholders' equity as of June 30, 2005, includes an unrealized loss of $1.6 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                             6/30/05      6/30/04
                           ------------------------
Return on assets              1.80%         2.05%
Return on equity             18.19%        19.26%
Equity-to-assets ratio        9.60%         9.92%
Dividend payout ratio        63.23%        56.07%


RESULTS OF OPERATIONS - Comparison of three months and nine months ended June 30, 2005 and 2004.

     For the three months ended June 30, 2005, the Company had net income of $6,401,000 or $0.75 per share. This compares to net income of $6,012,000 or $0.71 per share for the quarter ended June 30, 2004.

     For the nine months ended June 30, 2005, the Company had net income of $19,387,000 or $2.29 per share. This compares to net income of $18,851,000 or $2.23 per share for the nine months ended June 30, 2004.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2005 and 2004. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/05   As of
                                  --------------------------- 6/30/05
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,188,041    56,020   6.29%    6.24%
  Mortgage-backed securities       156,888     4,411   3.75%    4.22%
  Securities                        21,017       492   3.12%    3.78%
  Bank deposits                     10,080       179   2.37%    2.38%
                                 --------------------------------------
    Total earning assets         1,376,026    61,102   5.92%    5.97%
                                            ---------------------------
Non-earning assets                  47,118
                                 ----------
      Total                     $1,423,144
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 201,129     1,083   0.72%    0.90%
  Customer and brokered
    certificates of deposit        512,280    10,525   2.74%    3.29%
  FHLB Advances                    420,336     7,744   2.46%    2.94%
  Repurchase agreements            139,590     2,667   2.55%    3.03%
                                 --------------------------------------
    Total costing liabilities    1,273,335    22,019   2.31%    2.80%%
                                            ---------------------------
Non-costing liabilities              9,323
Stockholders' equity               140,486
                                 ----------
      Total                     $1,423,144
                                 ==========
Net earning balance             $  102,691
                                 ==========
Earning yield less costing rate                        3.61%    3.17%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,376,026    39,083   3.79%
                                 ============================



                                   Nine months ended 6/30/04   As of
                                  --------------------------- 6/30/04
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,043,557    49,510   6.33%    5.87%
  Mortgage-backed securities       141,572     4,162   3.92%    3.85%
  Securities                        19,602       370   2.52%    1.79%
  Bank deposits                     17,086        75   0.59%    0.80%
                                 --------------------------------------
    Total earning assets         1,221,817    54,117   5.91%    5.46%
                                            ---------------------------
Non-earning assets                  49,599
                                 ----------
      Total                     $1,271,416
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 209,176     1,110   0.71%    0.68%
  Customer and brokered
    certificates of deposit        460,607     8,447   2.45%    2.50%
  FHLB Advances                    339,659     3,788   1.49%    1.71%
  Repurchase agreements            126,222     1,189   1.26%    1.29%
                                 --------------------------------------
    Total costing liabilities    1,135,664    14,534   1.71%    1.80%%
                                            ---------------------------
Non-costing liabilities              6,374
Stockholders' equity               129,378
                                 ----------
      Total                     $1,271,416
                                 ==========
Net earning balance             $   86,153
                                 ==========
Earning yield less costing rate                        4.20%    3.66%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,221,817    39,583   4.32%
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




                                         Nine months ended June 30, 2005, compared to
                                             nine months ended June 30, 2004
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (313)       6,859        (36)       6,510
  Mortgage-backed securities                (181)         450        (20)         249
  Securities                                  88           27          7          122
  Bank deposits                              228          (31)       (93)         104
                                        -----------------------------------------------
Net change in interest income               (178)       7,305       (142)       6,985
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered deposit accounts   1,356          622         73        2,051
  FHLB Advances                            2,471          902        583        3,956
  Repurchase agreements                    1,221          126        131        1,478
                                        -----------------------------------------------
Net change in interest expense             5,048        1,650        787        7,485
                                        -----------------------------------------------
  (Decrease) increase in net
    interest margin                    $  (5,226)       5,655       (929)        (500)
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 2005, decreased $35,000 from the same period in the prior year. Specifically, interest income increased $3.3 million due to an increase in the average balance of interest-earning assets and an increase in the average rate earned on such assets. The increase in interest income was offset by a $3.3 million increase in interest expense, which resulted from an increase in the average balance of interest-costing liabilities and an increase in the average rate paid on such liabilities.

     Net interest margin before loan loss provision for the nine months ended June 30, 2005, decreased $500,000 from the same period in the prior year. Specifically, interest income increased $7.0 million due primarily to a $154.2 million increase in the average balance of interest-earning assets. The increase in interest income was offset by a $7.5 million increase in interest expense. This decrease resulted from a $137.7 million increase in the average balance of interest-costing liabilities, and a 60 basis point increase in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded no provision for loan losses during the quarter ended June 30, 2005, and $417,000 for the nine months ended June 30, 2005. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 65.2% of total classified assets at June 30, 2005, 48.2% at September 30, 2004, and 47.6% at June 30, 2004.

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


OTHER INCOME
     Other income for the three months ended June 30, 2005, increased $786,000 from the same period in the prior year. Gain on sale of loans held for sale increased $625,000 due to an increase in mortgage banking volume. In addition, other income increased $679,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was partially offset by a $237,000 decrease in loan prepayment penalties. These increases in other income were further offset by a decrease in loan servicing fees of $394,000 resulting from an increase in the amortization of capitalized servicing, and a $134,000 decrease in recoveries on real estate owned.

     Other income for the nine months ended June 30, 2005, increased $3.2 million from the same period in the prior year. Gain on sale of loans held for sale increased $3.5 million due to an increase in mortgage banking volume. Recoveries on real estate owned increased $765,000 due to gains realized on the sale of foreclosed assets held for sale. Customer service fees and charges increased $222,000 due primarily to fee income earned by the Company's national mortgage banking operation. These increases were offset by $726,000 decrease in gain on sale of securities available for sale due to the sale of
corporate debt and asset-backed securities in the prior year.   In
addition, loan service fees decreased $349,000 due in an increase in the amortization of capitalized servicing. Other income decreased $226,000 due primarily to a $659,000 decrease in loan prepayment penalties, which was largely offset by the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2005, increased $476,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $612,000 due primarily to increased mortgage banking volume, and the continued growth of the national mortgage banking operation. Additionally, advertising increased $181,000 due to the addition of the national mortgage banking
operation.   These increases were offset by a $307,000 decrease in other expense due primarily to decreases in data processing and other costs related to the addition of the national mortgage banking operation.

     Total general and administrative expenses for the nine months ended June 30, 2005, increased $2.1 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $1.9 million due primarily to increased mortgage banking volume, and the continued growth of the national mortgage banking operation. Additionally, advertising increased $831,000 due to the addition of the national mortgage banking
operation.   These increases were offset by a $730,000 decrease in other expense due primarily to decreases in data processing and other costs related to the addition of the national mortgage banking operation.

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


REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2005, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2005, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2005                                    Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 129,379
Adjustment for regulatory capital:
  Intangible assets                                    (3,096)
  Disallowed portion of servicing assets
    and deferred tax assets                            (4,189)
  Reverse the effect of SFAS No. 115                    1,588
                                                     ---------
    Tangible capital                                  123,682
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     123,682
  Qualifying general valuation allowance                6,966
                                                     ---------
       Risk-based capital                           $ 130,648
                                                     =========




                                                                 As of June 30, 2005
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 130,648     11.2%        93,371      >=8%      116,714     >=10%
Core capital to adjusted tangible assets    123,682      8.3%        59,766      >=4%       74,707      >=5%
Tangible capital to tangible assets         123,682      8.3%        22,412     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      123,682     10.6%            --        --       70,029      >=6%


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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2005, there was $76.0 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At June 30, 2005, the Bank has $91.8 million in brokered deposits, and it could purchase up to $126.6 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

(a)Exhibits

     Exhibit 99.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 99.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports of Form 8-K

     A report on Form 8-K was filed on April 26, 2005, which announced a quarterly cash dividend of $0.225 per share, payable on May 27, 2005 to shareholder's of record as of May 6, 2005.

     A report on Form 8-K was filed on April 19, 2005, which announced financial results for the quarter ended March 31, 2005.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


August 12, 2005                            By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 12, 2005                           By:  /s/Rhonda Nyhus
                                               Rhonda Nyhus
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

Date:  August 12, 2005

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

Date:  August 12, 2005

19