Form 10-K
period 2005-09-30
NASB FINANCIAL INC
filed 2005-12-14
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2005

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[X]Yes   [ ]No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ]Yes   [X]No


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2005, was approximately $165.6 million.


     As of December 1, 2005, there were issued and outstanding
8,437,442 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1.	Part II - Annual report to Stockholders for the Fiscal Year Ended
September 30, 2005.
2.	Part III - Proxy Statement for the 2006 Annual Meeting of
   Stockholders.

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

     The Bank's primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, Excelsior Springs, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Lee's Summit, St. Louis, St. Charles and Springfield in Missouri, Overland Park and Leawood in Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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


Fiscal 2005
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,218,854     6.34%
  Mortgage-backed securities         151,686     3.73%
  Investments                         21,406     2.63%
  Bank deposits                       10,357     2.81%
                                  ----------------------
    Total earning assets           1,402,303     5.97%
Non-earning assets                    50,065   ---------
                                  -----------
      Total                      $ 1,452,368
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  199,411     0.78%
  Customer and brokered
    certificates of deposit          534,218     2.91%
  FHLB advances                      430,581     2.73%
  Other borrowings                   135,569     2.70%
                                  ----------------------
    Total costing liabilities      1,299,779     2.50%
Non-costing liabilities               10,426   ---------
Stockholders' equity                 142,163
                                  -----------
      Total                       $1,452,368
                                  ===========
Net earning balance               $  102,524
                                  ===========
Earning yield less costing rate                  3.47%
                                               =========



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

                               Year ended September 30,
                        ---------------------------------------
                          2005    2004    2003    2002    2001
                        ---------------------------------------
Return on average assets  1.77%   2.04%   2.30%   2.04%   1.67%
Return on average equity 17.94%  18.88%  20.24%  19.40%  18.25%
Equity to asset ratio     9.57%  10.21%  11.51%  11.19%   9.83%
Dividend payout ratio    54.82%  48.74%  23.23%  24.41%  24.87%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2005     2004     2003      2002     2001
             -----------------------------------------------
February      $ 0.225    0.20     0.17      0.15     0.125
May             0.225    0.20     0.17      0.15     0.125
August          0.225    0.20     0.17      0.15     0.125
November        0.45     1.00     0.85      0.15     0.125


     The dividend paid in November 2005 was comprised of a quarterly dividend of $0.225 per share and a special dividend of $0.225 per share.



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





	                                                     As of September 30,
                          --------------------------------------------------------------------------
                             2005           2004           2003           2002           2001
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $535,554  35%   447,006  34    371,282  33    355,314   35    387,828  38
  Business properties     428,566  28    413,887  31    411,435  36    391,381   38    314,025  31
  Partially guaranteed
    by VA or insured
    by FHA                  3,314  --      6,667   1     13,759   1      8,042    1     30,898   3
  Construction and
    development           501,072  32    378,154  29    280,126  25    207,729   20    217,354  22
                        -------------  -------------  -------------  --------------   ------------
  Total mortgage loans  1,468,506  95  1,245,714  95  1,076,602  95    962,466   94    950,105  94
Commercial loans           54,182   4     40,250   3     28,298   3     15,822    2     10,857   1
Installment loans to
    individuals            21,413   1     22,489   2     27,127   2     37,904    4     49,075   5
                        -------------  -------------  -------------  --------------  -------------
                       $1,544,101 100  1,308,453 100  1,132,027 100  1,016,192  100  1,010,037 100
                        =============  =============  =============  ==============  =============




     The following table sets forth information at September 30, 2005, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2007
                                      Through    After
                              2006      2010      2010        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  2,514     7,391    261,786      271,691
   - at adjustable rates     1,931     5,206    688,605      695,742
Construction and development:
   - at fixed rates         12,888    25,862         --       38,750
   - at adjustable rates   331,595   130,728         --      462,323
                           -----------------------------------------
Total mortgage loans       348,928   169,187    950,391    1,468,506
Commercial loans             1,898     3,783     48,501       54,182
Installment loans to
  Individuals                3,251     3,926     14,236       21,413
                           ------------------------------------------
   Total loans receivable $354,077   176,896  1,013,128    1,544,101
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2005, 35% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2005, are $3.3 million or less than 1% of the Bank's total loans that were insured by the FHA or VA.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2005, 32% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2005, commercial real estate loans on business properties were $428.6 million or 28% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2005, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2005, the Bank sold $1,229.5 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2005, the Bank had loans held for sale with a carrying value of $94.1 million.

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

                                         As of September 30,
                             -----------------------------------------
                                 2005    2004    2003    2002    2001
                             -----------------------------------------
Asset Classification
  Substandard                $ 13,346  17,462  15,932  14,822  18,780
  Doubtful                         --      --      --      --      --
  Loss                            595   1,861   2,325   1,395   1,851
                             -----------------------------------------
    Total Classified           13,941  19,323  18,257  16,217  20,631
Allowance for loan/REO
  losses                       (7,731) (9,315) (9,348) (6,854) (7,035)
                             -----------------------------------------
   Net classified assets     $  6,210  10,008   8,909   9,363  13,596
                             =========================================
   Net classified to total
     classified assets             45%     52%     49%     58%     66%
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

                                          September 30,
                         ---------------------------------------------
                            2005     2004     2003     2002     2001
                         ---------------------------------------------
Total Assets          $ 1,556,344 1,361,888 1,107,359  978,222 972,056
                         =============================================

Non-accrual loans     $     5,643    15,748     6,924    6,361   6,877
Troubled debt
  restructurings               74     2,844     3,565    3,337   3,575
Net real estate and
  other assets acquired
  through foreclosure       7,760     4,014     4,561    4,938   8,043
                         ---------------------------------------------
     Total            $    13,477    22,606    15,050   14,636  18,495
                         =============================================
Percent of total assets     0.87%     1.66%     1.36%    1.50%   1.90%
                         =============================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2005
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                73          $  4,936           0.3%
90 or more days              86             5,643           0.4%
                       -----------       -----------------------------
    Total                   159          $ 10,579           0.7%
                       ===========       =============================




                      As of September 30, 2004
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days               118          $ 10,867           0.8%
90 or more days             108            15,748           1.2%
                       -----------       -----------------------------
    Total                   226          $ 26,615           2.0%
                       ===========       =============================


     The effect of non-performing loans on interest income for fiscal year 2005 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2005                        $  5,643
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2005 if
    these loans had been performing                 $    451
Actual amount included in interest income for
    fiscal 2005                                          198
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    253
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

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2005    2004    2003    2002    2001
                             -----------------------------------------
Balance at beginning of year  $ 8,221   7,986   5,865   5,835   7,157
Total provisions                  522     465     538     557     460
Recoveries (charge-offs)on:
  Residential properties           53      51      87    (108)     10
  Business properties          (1,237)   (273)    (92)   (291) (1,730)
  Construction and development     --      --     320      (3)      1
  Commercial loans                 --      --      --      --      --
  Installment loans               (23)     (8)    (41)   (125)    (63)
                             -----------------------------------------
Total net recoveries
   (charge-offs)               (1,207)   (230)    274    (527) (1,782)
Acquired in merger                 --      --   1,309      --      --
                             -----------------------------------------
Balance at end of year        $ 7,536   8,221   7,986   5,865   5,835
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.






                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2005           2004           2003           2002           2001
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $    722  10%       893  11      1,325  16      1,161   20      1,344  23
Business properties         4,404  58      5,280  64      4,772  60      3,589   61      2,754  47
Construction and
  development               1,406  19      1,295  16        965  12        626   11        916  16
Commercial loans              608   8        283   3        162   2         59    1         61   1
Installment loans             396   5        470   6        762  10        430    7        760  13
                        -------------  -------------  -------------  --------------  -------------
                       $    7,536 100      8,221 100      7,986 100      5,865  100      5,835 100
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

                                             September 30,
                               ---------------------------------------
                                  2005    2004    2003    2002   2001
                               ---------------------------------------
Beginning allowance for loss  $  1,093   1,019     646   1,200  1,229
Provisions                        (899)   (237)  1,984    (236)   140
Net recoveries (charge-offs)         1     311  (1,611)   (318)  (169)
                               ---------------------------------------
Allowance for loss at year-end $   195   1,093   1,019     646  1,200
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

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2005 the Bank had $349,000 in fixed rate and $82,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies.

INVESTMENT SECURITIES
     As of September 30, 2005, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.



                                                              September 30,
                        ----------------------------------------------------------------------------
                            2005            2004            2003            2002            2001
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 82,596  10	  84,016  12      82,880  13      70,919  13      65,885  11
Savings accounts          97,435  12     104,277  15     109,038  17     100,737  18      84,918  15
Money market demand
   accounts               12,271   2      16,453   2      16,635   2       9,298   2       6,782   1
Certificates of deposit  515,590  64     448,954  66     446,135  68     368,483  67     418,455  71
Brokered accounts         94,802  12      30,040   5          --  --          --  --       9,997   2
                        -------------    ------------    ------------    ------------    -----------
                        $802,694 100     683,740 100     654,688 100     549,437 100     586,037 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          2.96%           2.04%           2.13%           2.78%           4.55%





     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                        2005       2004      2003      2002     2001
                     -------------------------------------------------
Deposit receipts  $ 1,302,290  1,199,330  1,178,584  873,622  908,522
Withdrawals         1,199,596  1,183,083  1,171,160  930,237  924,111
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals   102,694     16,247      7,424  (56,615) (15,589)
Deposits sold              --         --         --       --  (51,631)
Deposits acquired in
  merger                   --         --     82,750       --       --
Interest credited      16,260     12,805     15,077   20,015   31,592
                     -------------------------------------------------
    Net increase
      (decrease)  $   118,954     29,052    105,251  (36,600) (35,628)
                     =================================================
Balance at end
  of year         $   802,694    683,740    654,688  549,437  586,037
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2005.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  14,363
     Maturing in three to six months        16,061
     Maturing in six to twelve months       35,348
     Maturing in over twelve months         25,093
                                           --------
                                         $  90,865
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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement when management determines that it can profitably invest the advances over their term. During fiscal 2005, the Bank borrowed an additional $454.0 million in advances, repaid $355.2 million, and as of September 30, 2005, had a balance of $465.9 million (33% of total liabilities) of advances from the FHLB.

     Other borrowings at September 30, 2005, consist of various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $122.0 million at September 30, 2005. These agreements have a weighted average rate of 3.14% and a weighted average maturity of 71 days.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                   --------------------------------------------------
                      2005      2004      2003      2002      2001
                   --------------------------------------------------
FHLB advances     $ 465,907   367,341   308,088   295,192   273,471
Other borrowings    122,000   159,100        --        --        --
                  --------------------------------------------------
   Total          $ 587,907   526,441   308,088   295,192   273,471
                  ==================================================
Weighted average
   rate                3.67%     1.91%     1.62%     3.73%     5.47%
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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2005, the Bank and its subsidiaries had 441 employees. Management considers its relations with the employees to be excellent.

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


FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2005, of $22.4 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. At September 30, 2005, the Bank had available advances at FHLB of $95.7 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. At September 30, 2005, the Bank has $94.8 million in brokered deposits, and could purchase up to $123.3 million and remain "well capitalized" as defined by the OTS.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2005, intangible assets of $3.1 million and servicing rights and deferred tax assets totaling an additional $4.6 million were deducted from the Bank's regulatory capital. At September 30, 2005, the Bank's core capital ratio was 8.4%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2005, North American's regulatory tangible capital was 8.4% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2005, the Bank's current risk-based regulatory capital was 10.6% of risk-weighted assets.

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

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2005, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2005, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2005, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has eight branch offices, six loan origination offices, one internet loan origination office, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2005, was approximately $8.8 million.

                                  Date      Owned/        Lease
Location                        Occupied    Leased      Expiration
----------------------------------------------------------------------
12498 South 71 Highway
Grandview, Missouri                 1972       Owned

646 N, 291 Highway
Lees Summit, Missouri               1992       Owned

8501 North Oak Trafficway
Kansas City, Missouri               1994       Owned

920 North Belt
St. Joseph, Missouri                1979       Owned

2002 E Mechanic
Harrisonville, Missouri             1975       Owned

11400 E 23rd  St.
Independence, Missouri              2000       Owned

7012 NW Barry Road
Kansas City, Missouri               2001       Owned

1001 N Jesse James Road
Excelsior Springs, Missouri         2002       Owned

12520 South 71 Highway
Grandview, Missouri                 2005       Owned

12125-D Blue Ridge Extension
Grandview, Missouri                 1990       Leased    January 2007

949 NE Columbus
Lee's Summit, Missouri              1993       Leased    November 2007

12900 Metcalf - Suite 140
Overland Park, Kansas               1996       Leased    December 2009

1610 Des Peres Road, Suite 130
St. Louis, Missouri                 2005       Leased    October 2008

5177 Utica Ridge Road
Davenport, Iowa                     2003       Leased    March 2009

1201 Wakarusa, Building A-2
Lawrence, Kansas                    2003       Leased    June 2006

1014 Country Club Road
St. Charles, Missouri               1997       Leased    December 2006

One Hallbrook Place, Suite 225
Leawood, Kansas                     2002       Leased    April 2007

4350 S National, Suite A100
Springfield, Missouri               2005       Leased    August 2010

11225 College Boulevard, Suite 400  2003       Leased    June 2008
Overland Park, Kansas


ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 45 of the 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 12 in the 2005
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 9 through 10 in the 2005
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 13 through 41 of the 2005
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE
     None.

ITEM 9a.  CONTROLS AND PROCEDURES
	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this annual report.

	Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005.

	Our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that NASB Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that NASB Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 6, 2005 expressed an unqualified opinion thereon.


/s/ BKD LLP

Kansas City, Missouri
December 6, 2005

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 2 through 10 of the Company's Proxy Statement for the 2006 Annual Meeting and information appearing on pages 43 and 44 of the 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 6 through 10 of the Company's Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 2 through 4 of the Company's Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on pages 9 and 10 of the Company's
Proxy Statement for the 2006 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     The information appearing on pages 10 and 11 of the Company's Proxy Statement for the 2006 Annual Meeting s incorporated herein by reference.


                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2005 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2005, and 2004
(Annual Report - Page 13).

     Consolidated Statements of Income for the years ended September 30, 2005, 2004, and 2003 (Annual Report - Page 14).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2005, 2004, and 2003 (Annual Report - Pages 15 and 16).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2005, 2004, and 2003 (Annual Report - Page 17).

     Notes to Consolidated Financial Statements (Annual Report - Pages 18 through 41).

     Report of Independent Registered Public Accounting Firm (Annual Report - Page 42).

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

3.1) Articles of Incorporation of NASB Financial, Inc.  Exhibit 3.1 to
     Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3.2) Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated
     April 15, 1998, and incorporated herein by reference.

10.1)Employees' Stock Option Plan and specimen copy of Option
     Agreement entered into between the Company and the Plan participants. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference).

10.2)Amended and Restated Retirement Income Plan for Employees of
     North American Savings Bank dated September 30, 1988, dated
     December 20, 1988, and incorporated herein by reference).

10.3)NASB Financial, Inc. Equity Incentive Compensation Plan dated adopted on October 28, 2003. (Exhibit B to the Company's Proxy Statement for the 2004 Annual Meeting and incorporated herein by Reference).

*13) 2005 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2005, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2006 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

99.1)	  Statement under Oath of Chief Executive Officer

99.2)  Statement under Oath of Chief Financial Officer

* Filed Herewith

(b) Reports of Form 8-K.

     A report on Form 8-K was filed on October 26, 2004, which announced a cash dividend of $1.00 per share payable on November
26, 2004 to shareholder's of record as of November 5, 2004.

     A report on Form 8-K was filed on December 15, 2004, which announced financial results for the quarter ended September 30, 2004.

     A report on Form 8-K was filed on January 21, 2005, which announced a cash dividend of $0.225 per share payable on February
25, 2005 to shareholder's of record as of February 4, 2005.

     A report on Form 8-K was filed on February 11, 2005, which announced financial results for the quarter ended December 31, 2004.

     A report on Form 8-K was filed on April 26, 2005, which announced a cash dividend of $0.225 per share payable on May 27, 2005 to shareholder's of record as of May 6, 2005.

     A report on Form 8-K was filed on April 19, 2005, which announced financial results for the quarter ended March 31, 2005.

     A report on Form 8-K was filed on July 29, 2005, which announced a cash dividend of $0.225 per share payable on August
26, 2005 to shareholder's of record as of August 5, 2005.

     A report on Form 8-K was filed on August 3, 2005, which announced that the Board of Directors appointed Dr. Fletcher M.
Lamkin and Mr. Paul L. Thomas to the Company's Board of
Director's effective July 29, 2005.

     A report on Form 8-K was filed on August 10, 2005, which announced financial results for the quarter ended June 30, 2005.

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 15, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                    Title

/s/ David H. Hancock                         Chairman and Chief
David H. Hancock                               Executive Officer

/s/ Rhonda Nyhus                             Chief Financial Officer
Rhonda Nyhus                                 (Principal Accounting
                                               Officer)

/s/ Keith B. Cox                             Director
Keith B. Cox


/s/ Paul L. Thomas                           Director
Paul L. Thomas


/s/ Frederick V. Arbanas                     Director
Frederick V. Arbanas


/s/ Barrett Brady                            Director
Barrett Brady


/s/ A. Ray Cecrle                            Director
A Ray Cecrle


/s/ Linda S. Hancock                         Director
Linda S. Hancock


/s/ Fletcher M. Lamkin                       Director
Fletcher M. Lamkin


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


Date:  December 14, 2005              By: /s/David H. Hancock
                                          David H. Hancock
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




Date:  December 14, 2005              By: /s/ Rhonda Nyhus
                                          Rhonda Nyhus
                                          Vice President and Treasurer