Form 10-Q
period 2005-12-31
NASB FINANCIAL INC
filed 2006-02-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2005

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

                                           Yes  X        No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer  X    Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 6, 2006, was 8,417,442.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2005            2005
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    38,437         35,334
Securities available for sale                    237            237
Stock in Federal Home Loan Bank, at cost      23,411         22,390
Mortgage-backed securities:
  Available for sale, at fair value          119,802        129,302
  Held to maturity (fair value of $410
    and $447 at December 31, 2005, and
    September 30, 2005, respectively)            396            431
Loans receivable:
  Held for sale                               47,250         94,130
  Held for investment, net                 1,278,548      1,234,050
Allowance for loan losses                     (7,312)        (7,536)
Accrued interest receivable                    7,427          6,997
Foreclosed asset held for sale, net            8,410          7,760
Premises and equipment, net                   11,058         10,558
Investment in LLC                             14,559         12,206
Mortgage servicing rights, net                   901            911
Deferred income tax asset                      2,642          2,671
Other assets                                   7,120          6,903
                                           ----------     ----------
                                         $ 1,552,886      1,556,344
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   721,374        707,892
  Brokered deposit accounts                  126,731         94,802
  Advances from Federal Home Loan Bank       488,771        465,907
  Securities sold under agreements to
    repurchase                                52,500        122,000
  Escrows                                      3,594          9,423
  Income taxes payable                         3,430            796
  Accrued expenses and other liabilities       6,908          6,637
                                           ----------     ----------
      Total liabilities                    1,403,308      1,407,457
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at December 31, 2005, and
    September 30, 2005                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,256         16,256
  Retained earnings                          152,744        151,331
  Treasury stock, at cost; 1,439,670
    shares and 1,419,670 shares at
    December 31, 2005, and
    September 30, 2005, respectively         (18,721)       (17,952)
  Accumulated other comprehensive
    loss                                      (2,180)        (2,227)
                                           ----------     ----------
      Total stockholders' equity             149,578        148,887
                                           ----------     ----------
                                         $ 1,552,886      1,556,344
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)





                                                Three months ended
                                                    December 31,
                                               ----------------------
                                                  2005        2004
                                               ---------    ---------
Interest on loans                              $ 22,434       17,683
Interest on mortgage-backed securities            1,160        1,575
Interest and dividends on securities                277          134
Other interest income                               121           46
                                               ---------    ---------
  Total interest income                          23,992       19,438
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              6,367        3,330
Interest on advances from FHLB                    4,759        2,145
Interest on securities sold under
    agreements to repurchase                        606          731
                                               ---------    ---------
  Total interest expense                         11,732        6,206
                                               ---------    ---------
    Net interest income                          12,260       13,232
Provision for loan losses                            65          167
                                               ---------    ---------
    Net interest income after provision
      for loan losses                            12,195       13,065
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                           30           12
  Impairment recovery on mortgage
        servicing rights                              1           19
  Customer service fees and charges               1,676        1,621
  Recovery on real estate owned                      --          681
  Gain on sale of loans held for sale             3,852        3,654
  Other                                             282          517
                                               ---------    ---------
    Total other income                            5,841        6,504
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,492        4,193
  Commission-based mortgage banking
      compensation                                1,871        1,529
  Premises and equipment                            874          793
  Advertising and business promotion              1,108          845
  Federal deposit insurance premiums                 26           26
  Other                                           1,526        1,287
                                               ---------    ---------
    Total general and administrative expenses     9,897        8,673
                                               ---------    ---------
    Income before income tax expense              8,139       10,896
Income tax expense                                2,930        3,977
                                               ---------    ---------
    Net income                                  $ 5,209        6,919
                                               =========    =========
Basic earnings per share                        $  0.62         0.82
                                               =========    =========
Diluted earnings per share                      $  0.61         0.82
                                               =========    =========

Basic weighted average shares outstanding     8,434,562    8,455,442





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2005       $ 1,479       16,256    151,331    (17,952)   (2,227)       148,887
  Comprehensive income:
    Net income                        --           --      5,209         --        --          5,209
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities  --           --         --         --        47             47
         available for sale                                                                  -------
    Total comprehensive income        --           --         --         --        --          5,256
  Cash dividends paid                 --           --     (3,796)        --        --         (3,796)
  Purchase of common stock for
    treasury                          --           --         --       (769)       --           (769)

                               ----------------------------------------------------------------------
Balance at December 31, 2005     $ 1,479       16,256    152,744    (18,721)   (2,180)       149,578
                               ======================================================================





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  5,209        6,919
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                306          271
  Amortization and accretion, net                            (541)        (554)
  Impairment recovery on mortgage servicing rights             (1)         (19)
  Gain on sale of loans receivable held for sale           (3,852)      (3,654)
  Provision for loan losses                                    65          167
  Recovery on real estate owned                                --         (681)
  Origination of loans held for sale                     (317,269)    (269,298)
  Sale of loans receivable held for sale                  365,383      260,190
Changes in:
  Net fair value of loan related commitments                   52         (229)
  Accrued interest receivable                                (430)        (120)
  Accrued expenses and other liabilities and
    income taxes payable                                    5,588        4,129
                                                          ----------------------
Net cash provided by (used in) operating activities        54,510       (2,879)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           35           51
    Available for sale                                      9,458        9,174
  Principal repayments of mortgage loans receivable        93,671      104,606
  Principal repayments of other loans receivable            1,941        2,259
  Loan origination - mortgage loans held for investment  (141,023)    (138,532)
  Loan origination - other loans receivable                (1,209)      (2,921)
  Purchase of mortgage loans held for investment               --       (1,207)
  Purchase of FHLB stock                                   (1,021)      (4,086)
  Proceeds for sale of real estate owned                    1,817        3,722
  Purchases of premises and equipment, net of sales          (805)        (876)
  Investment in LLC                                        (2,354)        (271)
  Other                                                      (373)        (861)
                                                          ----------------------
Net cash used in investing activities                     (39,863)     (28,942)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                             45,428       (4,564)
  Proceeds from advances from FHLB                        150,000      185,000
  Repayment on advances from FHLB                        (127,079)    (117,075)
  Proceeds from sale of securities under
     agreements to repurchase                                  --      189,900
  Repayment of securities sold under
     agreements to repurchase                             (69,500)    (195,900)
  Cash dividends paid                                      (3,796)      (8,455)
  Purchase of common stock for treasury                      (769)          --
  Change in escrows                                        (5,828)      (4,846)
                                                          ----------------------
Net cash provided by (used in) financing activities       (11,544)      44,060
                                                          ----------------------
Net increase in cash and cash equivalents                   3,103       12,239
Cash and cash equivalents at beginning of the period       35,334       18,263
                                                          ----------------------
Cash and cash equivalents at end of period               $ 38,437       30,502
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    296           --
  Cash paid for interest                                   11,682        5,919

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $    887        1,017
    Capitalization of mortgage servicing rights                68           --










See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The consolidated balance sheet of the Company as of September 30, 2005, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of December 31, 2005, have remained unchanged from September 30, 2005. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2005.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended
                                             ----------------------
                                              12/31/05    12/31/04
                                             ----------------------
Net income (in thousands)                    $   5,209       6,919

Average common share outstanding             8,434,562   8,455,442
Average common share stock options
   outstanding                                  42,303      12,148
                                             ----------------------
Average diluted common shares                8,476,865   8,467,590

Earnings per share:
   Basic                                     $    0.62        0.82
   Diluted                                        0.61        0.82




     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 2005
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
Equity securities          $    180        --         --         180
Municipal securities             57        --         --          57
                            -------------------------------------------
  Total                    $    237        --         --         237
                            ===========================================


(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 2005
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     327       --         1         326
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          17,568       --       519      17,049
FHLMC participation
  certificates
    - fixed rate                1,452       --        89       1,363
    - adjustable rate         104,000       --     2,936     101,064
                            -------------------------------------------
     Total                  $ 123,347       --     3,545     119,802
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                       December 31, 2005
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    171        11         --          182
FNMA pass-through
  certificates:
    Fixed rate                  100        --         --          100
    Balloon maturity and
      adjustable rate            78        --         --           78
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               47         3         --           50
                            -------------------------------------------
      Total                $    396        14         --          410
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  385,573
      Business properties                                453,154
      Partially guaranteed by VA or
        insured by FHA                                     2,587
    Construction and development                         511,585
                                                       ----------
       Total mortgage loans                            1,352,899
  Commercial loans                                        55,819
  Installment loans to individuals                        20,681
                                                       ----------
    Total loans held for investment                    1,429,399
  Less:
    Undisbursed loan funds                              (146,609)
    Unearned discounts and fees and costs
      on loans, net                                       (4,242)
                                                       ----------
     Net loans held for investment                    $1,278,548
                                                       ==========


                                                      December 31,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  64,651
    Less:
      Undisbursed loan funds                             (17,407)
      Unearned discounts and fees and costs
        on loans, net                                          6
                                                       ----------
        Net loans held for sale                        $  47,250
                                                       ==========

     Included in the loans receivable balances at December 31, 2005, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $142,000. Loans and participations serviced for others amounted to approximately $104.3 million at December 31, 2005.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2005
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 8,582
Less:  allowance for losses                                (172)
                                                       ----------
   Total                                                $ 8,410
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date


(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2005. Dollar amounts are expressed in thousands.

     Balance at October 1, 2005               $    911
     Additions:
        Originated mortgage servicing rights        68
        Impairment recovery                          1
     Reductions:
        Amortization                               (79)
                                                --------
     Balance at December 31, 2005            $     901
                                                ========

(9) REPURCHASE AGREEMENTS

     During the three-month period ended December 31, 2005, the Bank sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $52.5 million at December 31, 2005. These agreements have a weighted average rate of 3.49% and a weighted average maturity of 36 days.


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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
December 31, 2005           Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 12,242       --        --            18        12,260
Provision for loan losses        65       --        --            --            65
Other income                  1,267    2,558     2,578          (562)        5,841
General and administrative
  expenses                    3,860    2,686     3,443           (92)        9,897
Income tax expense (benefit)  3,450      (46)     (311)         (163)        2,930
                            -----------------------------------------------------------
    Net income             $  6,134      (82)     (554)         (289)        5,209
                            ===========================================================



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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2005, were $1,552.9 million, a decrease of $3.5 million from September 30, 2005, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2005, the Bank originated $317.3 million in mortgage loans held for sale, $141.0 million in mortgage loans held for investment, and $1.2 million in other loans. This total of $459.5 million in loans originated compares to $411.9 million in loans originated during the three months ended December 31, 2004.

     Included in the $47.3 million in loans held for sale as of December 31, 2005, are $44.0 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/05     9/30/05      12/31/04
                            -------------------------------------
Asset Classification:
   Substandard               $ 11,872       13,346       16,511
   Doubtful                        --           --           --
   Loss                           526          595        1,700
                            -------------------------------------
                               12,398       13,941       18,211
Allowance for losses           (7,485)      (7,731)      (9,379)
                            -------------------------------------
                             $  4,913        6,210        8,832
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             12/31/05      9/30/05       12/31/04
                           ----------------------------------------
Total Assets              $ 1,552,886    1,556,344      1,417,560
                           ========================================

Non-accrual loans         $     2,805        5,643         11,668
Troubled debt
  restructurings                3,479           74          3,602
Net real estate and
  other assets acquired
  through foreclosure           8,410        7,760          2,359
                           ----------------------------------------
     Total                $    14,694       13,477         17,629
                           ========================================
Percent of total assets         0.95%        0.87%          1.24%
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

     The following table sets forth the activity in the allowance for loan losses for the three months ending December 31, 2005, and 2004. Dollar amounts are expressed in thousands.

                                                 2005         2004
                                             -------------------------
         Balance at beginning of year      $    7,536         8,221
         Provision for loan losses                 65           167
         Recoveries                                 9            13
         Charge-offs                             (298)          (13)
                                             -------------------------
         Balance at December 31            $    7,312         8,388
                                             =========================

LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $45.4 million during the three months ended December 31, 2005. The weighted average rate on customer and brokered deposits as of December 31, 2005, was 3.20%, an increase from 1.03% as of December 31, 2004.

     Advances from the FHLB were $488.8 million as of December 31, 2005, an increase of $22.9 million from September 30, 2005. During the three-month period, the Bank borrowed $150.0 million of new advances and repaid $127.1 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Securities sold under agreements to repurchase were $52.5 million as of December 31, 2005, a decrease of $69.5 million from September 30, 2005. This decrease was due to repayments of repurchase agreements during the three-month period ended December 31, 2005.

     Escrows were $3.6 million as of December 31, 2005, a decrease of $5.8 million from September 30, 2005. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2005.

     Total stockholders' equity as of December 31, 2005, was $149.6 million (9.6% of total assets). This compares to $148.9 million (9.6% of total assets) at September 30, 2005. On a per share basis, stockholders' equity was $17.77 on December 31, 2005, compared to $17.65 on September 30, 2005.

     The Company paid cash dividends on its common stock of $0.45 per share on November 25, 2005. Subsequent to the quarter ended December 31, 2005, the Company announced a cash dividend of $0.225 per share to be paid on February 24, 2006, to stockholders of record as of February 3, 2006.

     Total stockholders' equity as of December 31, 2005, includes an unrealized loss of $2.2 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Three months ended
                           ------------------------
                            12/31/05      12/31/04
                           ------------------------
Return on assets              1.34%         1.99%
Return on equity             13.96%        19.99%
Equity-to-assets ratio        9.63%         9.73%
Dividend payout ratio        72.87%       122.20%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2005 and 2004.

     For the three months ended December 31, 2005, the Company had net income of $5,209,000 or $0.62 per share. This compares to net income of $6,919,000 or $0.82 per share for the quarter ended December 31, 2004.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2005 and 2004. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/05   As of
                                  --------------------------- 12/31/05
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,322,660    22,434   6.78%    6.73%
  Mortgage-backed securities       124,803     1,160   3.72%    4.26%
  Securities                        22,982       277   4.82%    2.79%
  Bank deposits                     13,785       121   3.51%    3.72%
                                 --------------------------------------
    Total earning assets         1,484,230    23,992   6.47%    6.41%
                                            ---------------------------
Non-earning assets                  59,245
                                 ----------
      Total                     $1,543,475
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 190,744       491   1.03%    1.04%
  Customer and brokered
    certificates of deposit        644,522     5,876   3.65%    3.82%
  FHLB Advances                    474,028     4,759   4.02%    4.39%
  Repurchase agreements             72,000       606   3.37%    3.49%
                                 --------------------------------------
    Total costing liabilities    1,381,294    11,732   3.40%    3.63%
                                            ---------------------------
Non-costing liabilities             12,853
Stockholders' equity               149,328
                                 ----------
      Total                     $1,543,475
                                 ==========
Net earning balance             $  102,936
                                 ==========
Earning yield less costing rate                        3.07%    2.78%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,484,230    12,260   3.30%
                                 ============================



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

                                       Three months ended December 31, 2005, compared to
                                             three months ended December 31, 2004
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   1,593        2,875         283       4,751
  Mortgage-backed securities                 (21)        (400)          6        (415)
  Securities                                 111           18          14         143
  Bank deposits                               72            1           2          75
                                        -----------------------------------------------
Net change in interest income              1,755        2,494         305       4,554
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                       1,829          778         430       3,037
  FHLB Advances                            1,888          387         339       2,614
  Repurchase agreements                      572         (390)       (307)       (125)
                                        -----------------------------------------------
Net change in interest expense             4,289          775         462       5,526
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (2,534)       1,719        (157)       (972)
                                        ===============================================




     Net interest margin before loan loss provision for the three months ended December 31, 2005, decreased $972,000 from the same period in the prior year. Specifically, interest income increased $4.6 million. This increase was the result of a $145.6 million increase in the average balance of interest-earning assets and a 66 basis point increase in the average rate earned on such assets. The increase in interest income was offset by a $5.5 million increase in interest expense, which resulted from a 139 basis point increase in the average rate paid on interest-costing liabilities and a $147.7 million increase in the average balance of such liabilities.

PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $65,000 during the quarter ended December 31, 2005, due to an increase in commercial real estate loans classified as "special mention." Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 60.4% of total classified assets at December 31, 2005, 55.5% at September 30, 2005, and 51.5% at December 31, 2004.

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

OTHER INCOME
     Other income for the three months ended December 31, 2005, decreased $663,000 from the same period in the prior year. Recovery on real estate owned decreased $681,000 due to recoveries realized on the sale of foreclosed assets held for sale in the prior fiscal year. Other income decreased $235,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These decreases in other income were offset by an increase in gain on sale of loans held for sale of $198,000 due to an increase in mortgage banking volume.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2005, increased $1.2 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $641,000 due primarily to increased mortgage banking volume, and continued growth of the local and national mortgage banking operations. Advertising increased $263,000 due to increased costs related to the national mortgage banking operation. Additionally, other expense increased $239,000 due to an increase in costs attributable to the increased loan origination volume, an increase in audit fees due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and costs related to the conversion of the Company's loan origination system.

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

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2005, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2005, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2005                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 131,086
Adjustment for regulatory capital:
  Intangible assets                                    (3,046)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,642)
  Reverse the effect of SFAS No. 115                    2,180
                                                     ---------
    Tangible capital                                  127,578
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     127,578
  Qualifying general valuation allowance                6,786
                                                     ---------
       Risk-based capital                           $ 134,364
                                                     =========



                                                                 As of December 31, 2005
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 134,364     11.1%        96,860      >=8%      121,075     >=10%
Core capital to adjusted tangible assets    127,578      8.3%        61,399      >=4%       76,749      >=5%
Tangible capital to tangible assets         127,578      8.3%        23,025     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      127,578     10.5%            --        --       72,645      >=6%


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. The Bank has enrolled with the OTS to participate in the "Lending Limits Pilot Program." This program allows a federally chartered institution to increase it's loans-to-one-borrower limit by an additional amount equal to the lesser of: a) $10 million; b) 10% of its unimpaired capital and surplus; or c) the percentage of its capital and surplus, in excess of 15%, that a state institution is permitted to lend. Participation in this program increased North American's loans-to-one-borrower limit by $10 million. This pilot program is set to expire on September 10, 2007.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2005, there was $82.0 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At December 31, 2005, the Bank has $126.7 million in brokered deposits, and it could purchase up to $100.1 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2005.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2005.


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

(a)Exhibits

     Exhibit 31.1 - Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

     Exhibit 31.2 - Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

     Exhibit 32.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 32.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


(b) Reports of Form 8-K

     A report on Form 8-K was filed on October 25, 2005, which announced a quarterly cash dividend of $0.225 per share and a special cash dividend of $0.225 per share payable on November 25, 2005 to shareholder's of record as of November 4, 2005.

     A report on Form 8-K was filed on December 1, 2005, which announced financial results for the quarter ended September 30, 2005.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


February 9, 2006                            By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 9, 2006                           By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19