Form 10-Q
period 2006-03-31
NASB FINANCIAL INC
filed 2006-05-10
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2006

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of May 5, 2006, was 8,417,442.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)


                                            March 31,    September 30,
                                              2006            2005
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    10,664         35,334
Securities available for sale                    233            237
Stock in Federal Home Loan Bank, at cost      23,052         22,390
Mortgage-backed securities:
  Available for sale, at fair value          110,924        129,302
  Held to maturity (fair value of $386
    and $447 at March 31, 2006, and
    September 30, 2005, respectively)            375            431
Loans receivable:
  Held for sale                               53,361         94,130
  Held for investment, net                 1,304,573      1,234,050
Allowance for loan losses                     (7,409)        (7,536)
Accrued interest receivable                    7,746          6,997
Foreclosed asset held for sale, net            7,566          7,760
Premises and equipment, net                   12,365         10,558
Investment in LLC                             16,280         12,206
Mortgage servicing rights, net                   940            911
Deferred income tax asset                      2,928          2,671
Other assets                                   6,744          6,903
                                           ----------     ----------
                                         $ 1,550,342      1,556,344
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   744,949        707,892
  Brokered deposit accounts                  162,337         94,802
  Advances from Federal Home Loan Bank       477,634        465,907
  Securities sold under agreements to
    repurchase                                    --        122,000
  Escrows                                      5,889          9,423
  Income taxes payable                           708            796
  Accrued expenses and other liabilities       6,859          6,637
                                           ----------     ----------
      Total liabilities                    1,398,376      1,407,457
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at March 31, 2006, and
    September 30, 2005                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,281         16,256
  Retained earnings                          155,564        151,331
  Treasury stock, at cost; 1,439,670
    shares and 1,419,670 shares at
    March 31, 2006, and
    September 30, 2005, respectively         (18,721)       (17,952)
  Accumulated other comprehensive
    loss                                      (2,637)        (2,227)
                                           ----------     ----------
      Total stockholders' equity             151,966        148,887
                                           ----------     ----------
                                         $ 1,550,342      1,556,344
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2006         2005          2006         2005
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 23,061       18,298        45,495       35,981
Interest on mortgage-backed securities            1,097        1,508         2,257        3,083
Interest and dividends on securities                125          127           402          261
Other interest income                                44           67           165          113
                                               ---------    ---------     ---------    ---------
  Total interest income                          24,327       20,000        48,319       39,438
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             7,259        3,787        13,626        7,117
Interest on advances from FHLB                    5,269        2,687        10,028        4,832
Interest on securities sold under
  agreements to repurchase                          178          937           784        1,668
                                               ---------    ---------     ---------    ---------
  Total interest expense                         12,706        7,411        24,438       13,617
                                               ---------    ---------     ---------    ---------
    Net interest income                          11,621       12,589        23,881       25,821
Provision for loan losses                            93          250           158          417
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            11,528       12,339        23,723       25,404
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                           75           72           105           84
  Impairment (loss) recovery on mortgage
       servicing rights                               5          (30)            6          (11)
  Customer service fees and charges               1,478        1,659         3,154        3,280
  Recovery on real estate owned                      --          218            --          899
  Gain on sale of loans held for sale             3,271        3,782         7,123        7,436
  Other                                             492          323           774          840
                                               ---------    ---------     ---------    ---------
    Total other income                            5,321        6,024        11,162       12,528
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,308        3,977         8,800        8,170
  Commission-based mortgage banking compensation  1,612        1,988         3,483        3,517
  Premises and equipment                            901          755         1,775        1,548
  Advertising and business promotion                922          824         2,030        1,669
  Federal deposit insurance premiums                 26           25            52           51
  Other                                           1,713        1,314         3,239        2,601
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     9,482        8,883        19,379       17,556
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              7,367        9,480        15,506       20,376
Income tax expense                                2,652        3,413         5,582        7,390
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 4,715        6,067         9,924       12,986
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.56         0.72          1.18         1.54
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.56         0.71          1.17         1.53
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      8,417,442    8,455,442     8,426,096    8,455,442





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2005       $ 1,479       16,256    151,331    (17,952)   (2,227)       148,887
  Comprehensive income:
    Net income                        --           --      9,924         --        --          9,924
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities  --           --         --         --      (410)          (410)
         available for sale                                                                  -------
    Total comprehensive income        --           --         --         --        --          9,514
  Cash dividends paid                 --           --     (5,691)        --        --         (5,691)
  Stock based compensation expense    --           25         --         --        --             25
  Purchase of common stock for
    treasury                          --           --         --       (769)       --           (769)

                               ----------------------------------------------------------------------
Balance at March 31, 2006        $ 1,479       16,281    155,564    (18,721)   (2,637)       151,966
                               ======================================================================





See accompanying notes to consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                            2006         2005
                                                                      (Restated)
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  9,924       12,986
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                620          523
  Amortization and accretion, net                            (804)      (2,340)
  Impairment loss (recovery) on mortgage
    servicing rights                                           (6)          11
  Gain on sale of loans receivable held for sale           (7,123)      (7,436)
  Provision for loan losses                                   158          417
  Recovery on real estate owned                                --         (899)
  Principal repayments of mortgage loans receivable            14        9,974
    held for sale
  Origination of loans receivable held for sale          (503,943)    (544,462)
  Sale of loans receivable held for sale                  551,807      495,216
  Stock based compensation - stock options                     25           --
Changes in:
  Net fair value of loan related commitments                   80         (216)
  Accrued interest receivable                                (749)        (341)
  Accrued expenses and other liabilities and
    income taxes payable                                      125        3,579
                                                          ----------------------
Net cash provided by (used in) operating activities        50,128      (32,988)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           56           95
    Available for sale                                     17,501       19,211
  Principal repayments of mortgage loans receivable
    held for investment                                   198,159      188,285
  Principal repayments of other loans receivable            4,423        5,919
  Maturity of investment securities available for sale          4            4
  Loan origination - mortgage loans held for investment  (272,694)    (261,213)
  Loan origination - other loans receivable                (2,498)      (7,146)
  Purchase of mortgage loans receivable
    held for investment                                        --       (1,207)
  Purchase of FHLB stock                                     (662)      (3,770)
  Proceeds for sale of real estate owned                    3,147        5,517
  Purchases of premises and equipment, net of sales        (2,427)      (2,144)
  Investment in LLC                                        (4,074)        (486)
  Other                                                       (79)         (39)
                                                          ----------------------
Net cash used in investing activities                     (59,144)     (56,974)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                            2006         2005
                                                                      (Restated)
                                                          ----------------------
Cash flows from financing activities:
  Net increase in customer and
     brokered deposit accounts                            104,500       63,409
  Proceeds from advances from FHLB                        174,000      203,000
  Repayment on advances from FHLB                        (162,160)    (142,151)
  Proceeds from sale of securities under
     agreements to repurchase                                  --      267,400
  Repayment of securities sold under
     agreements to repurchase                            (122,000)    (288,000)
  Cash dividends paid                                      (5,691)     (10,358)
  Purchase of common stock for treasury                      (769)          --
  Change in escrows                                        (3,534)      (2,302)
                                                          ----------------------
Net cash provided by (used in) financing activities       (15,654)      90,998
                                                          ----------------------
Net increase (decrease) in cash and cash equivalents      (24,670)       1,036
Cash and cash equivalents at beginning of the period       35,334       18,263
                                                          ----------------------
Cash and cash equivalents at end of period               $ 10,664       19,299
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  5,670        5,372
  Cash paid for interest                                   24,440       13,007

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,524        6,878
    Capitalization of mortgage servicing rights               118          103










See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The consolidated balance sheet of the Company as of September 30, 2005, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the consolidated financial statements as of March 31, 2006, have remained unchanged from September 30, 2005. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2005.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/06    3/31/05        3/31/06    3/31/05
                                             ----------------------    ----------------------
Net income (in thousands)                     $  4,715      6,067          9,924     12,986

Average common shares outstanding            8,417,442  8,455,442      8,426,096  8,455,442
Average common share stock options
  outstanding                                   43,026     12,434         42,312     12,167
                                             ----------------------    ----------------------
Average diluted common shares                8,460,468  8,467,876      8,468,408  8,467,609

Earnings per share:
   Basic                                      $   0.56       0.72           1.18       1.54
   Diluted                                        0.56       0.71           1.17       1.53






     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2006
                            -------------------------------------------
                                         Gross      Gross    Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
Equity securities          $    180        --         --         180
Municipal securities             53        --         --          53
                            -------------------------------------------
  Total                    $    233        --         --         233
                            ===========================================


(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2006
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     307       --         2         305
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          15,667       --       596      15,071
FHLMC participation
  certificates
    - fixed rate                1,368       --        93       1,275
    - adjustable rate          97,869       --     3,596      94,273
                            -------------------------------------------
     Total                  $ 115,211       --     4,287     110,924
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        March 31, 2006
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    159         8         --          167
FNMA pass-through
  certificates:
    Fixed rate                   97        --         --           97
    Balloon maturity and
      adjustable rate            77        --         --           77
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               42         3         --           45
                            -------------------------------------------
      Total                $    375        11         --          386
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  372,111
      Business properties                                477,794
      Partially guaranteed by VA or
        insured by FHA                                     2,505
    Construction and development                         531,577
                                                       ----------
       Total mortgage loans                            1,383,987
  Commercial loans                                        60,203
  Installment loans to individuals                        19,686
                                                       ----------
    Total loans held for investment                    1,463,876
  Less:
    Undisbursed loan funds                              (154,864)
    Unearned discounts and fees and costs
      on loans, net                                       (4,439)
                                                       ----------
     Net loans held for investment                    $1,304,573
                                                       ==========


                                                       March 31,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  69,168
    Less:
      Undisbursed loan funds                             (15,799)
      Unearned discounts and fees and costs
        on loans, net                                         (8)
                                                       ----------
        Net loans held for sale                        $  53,361
                                                       ==========

     Included in the loans receivable balances at March 31, 2006, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $134,000. Loans and participations serviced for others amounted to approximately $105.9 million at March 31, 2006.


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                       March 31,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 7,776
Less:  allowance for losses                                (210)
                                                       ----------
   Total                                                $ 7,566
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2006. Dollar amounts are expressed in thousands.

     Balance at October 1, 2005               $    911
     Additions:
        Originated mortgage servicing rights       118
        Impairment recovery                          6
     Reductions:
        Amortization                               (95)
                                                --------
     Balance at March 31, 2006               $     940
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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
March 31, 2006              Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 11,602       --        --            19        11,621
Provision for loan losses        93       --        --            --            93
Other income                  1,336    2,338     1,999          (352)        5,321
General and administrative
  expenses                    4,306    2,572     2,708          (104)        9,482
Income tax expense (benefit)  3,074      (84)     (255)          (83)        2,652
                            -----------------------------------------------------------
    Net income             $  5,465     (150)     (454)         (146)        4,715
                            ===========================================================


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
                            ===========================================================





                                      Local      National
Six months ended                     Mortgage    Mortgage     Other and
March 31, 2006              Banking  Banking     Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 23,845       --         --           36        23,881
Provision for loan losses       158       --         --           --           158
Other income                  2,603    4,895      4,577         (913)       11,162
General and administrative
  expenses                    8,166    5,258      6,151         (196)       19,379
Income tax expense (benefit)  6,524     (131)      (567)        (244)        5,582
                            -----------------------------------------------------------
    Net income             $ 11,600     (232)    (1,007)        (437)        9,924
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
                            ========================================================







(10) RESTATEMENT

     In connection with the preparation of the Company's Consolidated Statements of Cash Flows, management reconsidered the classification of repayments on its loans held for sale in accordance guidance under Statement of Financial Accounting Standard No. 95, "Statement of Cash Flows" ("SFAS 95").

     The Company has historically classified principal repayments on its loans held for sale in the investing section of the statement of cash flows. The SEC has taken exception with this treatment, and informed the Company that principal repayments on loans held for sale should be classified in the operating section of the statement of cash flows in accordance with guidance under SFAS 95. Additionally, as a result of researching this classification issue, management discovered an error in its calculation of originations and principal repayments of loans held for sale reported in the statement of cash flows.

     The following table illustrates the restatement made to the Consolidated Statement of Cash Flows for the six month period ended March 31, 2005:


    Net cash from operating activities,
       as previously reported                             $  (32,978)
    Reclassification of principal repayments
       of loans receivable held for sale                       9,974
    Correction of origination and principal
       repayments of loans receivable held for sale           (9,984)
                                                             --------
    Reported net cash from operating activities           $  (32,988)
                                                             ========

    Net cash from investing activities,
       as previously reported                             $  (56,984)
    Reclassification of principal repayments
       of loans receivable held for sale                      (9,974)
    Correction of origination and principal
       repayments of loans receivable held for sale            9,984
                                                             --------
    Reported net cash from investing activities           $  (56,974)
                                                             ========


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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2006, were $1,550.3 million, a decrease of $6.0 million from September 30, 2005, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2006, the Bank originated $539.6 million in mortgage loans held for sale, $272.7 million in mortgage loans held for investment, and $2.5 million in other loans. This total of $814.8 million in loans originated compares to $803.1 million in loans originated during the six months ended March 31, 2005.

     Included in the $53.4 million in loans held for sale as of March 31, 2006, are $50.9 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              3/31/06      9/30/05      3/31/05
                            -------------------------------------
Asset Classification:
   Substandard               $ 12,236       13,346       15,110
   Doubtful                        --           --           --
   Loss                           441          595          495
                            -------------------------------------
                               12,677       13,941       15,605
Allowance for losses           (7,618)      (7,731)      (7,558)
                            -------------------------------------
                             $  5,059        6,210        8,047
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             3/31/06      9/30/05       3/31/05
                           ----------------------------------------
Total Assets              $ 1,550,342    1,556,344      1,466,633
                           ========================================

Non-accrual loans         $     2,603        5,643         10,387
Troubled debt
  restructurings                3,478           74             74
Net real estate and
  other assets acquired
  through foreclosure           7,566        7,760          8,468
                           ----------------------------------------
     Total                $    13,647       13,477         18,929
                           ========================================
Percent of total assets         0.88%        0.87%          1.29%
                           ========================================

     Management records a provision for loan losses in amounts sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The Allowance for Loan and Lease Losses ("ALLL") recognizes the inherent risks associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets but to a homogenous pool of loans. Management believes that the specific loss allowances and ALLL are adequate. While management uses available information to determine these allowances, future allowances may be necessary because of changes in economic conditions. Also, regulatory agencies (OTS and FDIC) review the Bank's allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

     The following table sets forth the activity in the allowance for loan losses for the six months ending March 31, 2006, and 2005. Dollar amounts are expressed in thousands.

                                                 2006         2005
                                             -------------------------
         Balance at beginning of year      $    7,536         8,221
         Provision for loan losses                158           417
         Recoveries                                18            34
         Charge-offs                             (303)       (1,240)
                                             -------------------------
         Balance at March 31               $    7,409         7,432
                                             =========================


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $104.6 million during the six months ended March 31, 2006. The weighted average rate on customer and brokered deposits as of March 31, 2006, was 3.52%, an increase from 2.45% as of March 31, 2005.

     Advances from the FHLB were $477.6 million as of March 31, 2006, an increase of $11.7 million from September 30, 2005. During the six-month period, the Bank borrowed $174.0 million of new advances and repaid $162.2 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $5.9 million as of March 31, 2006, a decrease of $3.5 million from September 30, 2005. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2005.

     Total stockholders' equity as of March 31, 2006, was $152.0 million (9.8% of total assets). This compares to $148.9 million (9.6% of total assets) at September 30, 2005. On a per share basis, stockholders' equity was $18.05 on March 31, 2006, compared to $17.65 on September 30, 2005.

     The Company paid cash dividends on its common stock of $0.45 per share on November 25, 2005, and $0.225 on February 24, 2006. Subsequent to the quarter ended March 31, 2006, the Company announced a cash dividend of $0.225 per share to be paid on May 26, 2006, to stockholders of record as of May 5, 2006.

     Total stockholders' equity as of March 31, 2006, includes an unrealized loss of $2.6 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six months ended
                           ------------------------
                             3/31/06      3/31/05
                           ------------------------
Return on assets              1.28%         1.84%
Return on equity             13.19%        18.58%
Equity-to-assets ratio        9.80%         9.58%
Dividend payout ratio        57.34%        79.76%

RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2006 and 2005.

     For the three months ended March 31, 2006, the Company had net income of $4,715,000 or $0.56 per share. This compares to net income of $6,067,000 or $0.72 per share for the quarter ended March 31, 2005.

     For the six months ended March 31, 2006, the Company had net income of $9,924,000 or $1.18 per share. This compares to net income of $12,986,000 or $1.54 per share for the six months ended March 31, 2005.


NET INTEREST MARGIN
       The Company's net interest margin is comprised of the difference ("spread") between interest income on loans, MBS and investments and the interest cost of customer and brokered deposits and other borrowings. Management monitors net interest spreads and, although constrained by certain market, economic, and competition factors, it establishes loan rates and customer deposit rates that maximize net interest margin.

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2006 and 2005. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Six months ended 3/31/06    As of
                                  --------------------------- 3/31/06
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,330,120    45,495   6.84%    6.94%
  Mortgage-backed securities       120,137     2,257   3.76%    4.30%
  Securities                        23,173       402   3.47%    2.99%
  Bank deposits                      9,945       165   3.32%    4.13%
                                 --------------------------------------
    Total earning assets         1,483,375    48,319   6.51%    6.67%
                                            ---------------------------
Non-earning assets                  58,501
                                 ----------
      Total                     $1,541,876
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 186,873       985   1.05%    1.02%
  Customer and brokered
    certificates of deposit        670,282    12,641   3.77%    4.17%
  FHLB Advances                    477,896    10,028   4.20%    4.59%
  Repurchase agreements             45,000       784   3.48%      --%
                                 --------------------------------------
    Total costing liabilities    1,380,051    24,438   3.54%    3.89%
                                            ---------------------------
Non-costing liabilities             11,815
Stockholders' equity               150,010
                                 ----------
      Total                     $1,541,876
                                 ==========
Net earning balance             $  103,324
                                 ==========
Earning yield less costing rate                        2.97%    2.78%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,483,375    23,881   3.22%
                                 ============================




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






                                        Six months ended March 31, 2006, compared to
                                             six months ended March 31, 2005
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   3,712        5,272         530       9,514
  Mortgage-backed securities                 (40)        (794)          8        (826)
  Securities                                 100           29          12         141
  Bank deposits                               74          (13)         (9)         52
                                        -----------------------------------------------
Net change in interest income              3,846        4,494         541       8,881
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                       3,922        1,671         916       6,509
  FHLB Advances                            3,847          751         598       5,196
  Repurchase agreements                      835       (1,147)       (572)       (884)
                                        -----------------------------------------------
Net change in interest expense             8,604        1,275         942      10,821
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (4,758)       3,219        (401)     (1,940)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended March 31, 2006, decreased $968,000 from the same period in the prior year. Specifically, interest income increased $4.3 million due to both an increase in the average balance of interest-earning assets and an increase in the average rate earned on such assets. The increase in interest income was offset by a $5.3 million increase in interest expense, which resulted from both an increase in the average balance of interest-costing liabilities and an increase in the average rate paid on such liabilities.

     Net interest margin before loan loss provision for the six months ended March 31, 2006, decreased $1.9 million from the same period in the prior year. Specifically, interest income increased $8.9 million. This increase was the result of a $129.5 million increase in the average balance of interest-earning assets and a 68 basis point increase in the average rate earned on such assets. The increase in interest income was offset by a $10.8 million increase in interest expense, which resulted from a 136 basis point increase in the average rate paid on interest-costing liabilities and a $128.3 million increase in the average balance of such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $93,000 during the quarter ended March 31, 2006, due to an increase in construction and commercial real estate loans classified as "substandard." The Company recorded a provision for loan losses of $65,000 during the quarter ended December 31, 2005, due to an increase in commercial real estate loans classified as "special mention." Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 60.1% of total classified assets at March 31, 2006, 55.5% at September 30, 2005, and 48.4% at March 31, 2005.

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

OTHER INCOME
     Other income for the three months ended March 31, 2006, decreased $703,000 from the same period in the prior year. Gain on sale of loans held for sale decreased $511,000 due to due to a decrease in mortgage banking volume. Recovery on real estate owned decreased $218,000 due to recoveries realized on the sale of foreclosed assets held for sale in the prior fiscal year. Customer service fees and charges decreased $181,000 due primarily to a decrease in residential and commercial lending volumes. These decreases were offset by an increase in other income of $169,000 due primarily to income recognized on the Company's investment in Central Platte Holdings, LLC.

     Other income for the six months ended March 31, 2006, decreased $1.4 million from the same period in the prior year. Recovery on real estate owned decreased $899,000 due to recoveries realized on the sale of foreclosed assets held for sale in the prior fiscal year. Gain on sale of loans held for sale decreased $313,000 due to a decrease in mortgage banking volume. Customer service fees and charges decreased $126,000 due primarily to a decrease in residential and commercial lending volumes. Other income decreased $66,000 due primarily to a $375,000 decrease in the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was largely offset by increases in income recognized on foreclosed assets and on the Company's investment in Central Platte Holdings, LLC.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2006, increased $599,000 from the same period in the prior year. Advertising increased $98,000 due to increased direct mail and newspaper advertising. Premises and equipment expense increased $146,000 due primarily to costs related to the Company's new loan administration and construction lending building, which was completed in March 2005. Additionally, other expense increased $399,000 due to an increase in credit, appraisal, and underwriting costs related to residential lending, an increase in audit fees due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and costs related to the conversion of the Company's loan origination system.

     Total general and administrative expenses for the six months ended March 31, 2006, increased $1.8 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $596,000 due primarily to the continued growth of the local and national mortgage banking operations, and staffing increases in the Company's technology, audit, and compliance departments. Advertising increased $361,000 due to increased costs related to the national mortgage banking operation. Premises and equipment expense increased $227,000 due primarily to costs related to the Company's new loan administration and construction lending building, which was completed in March 2005. Additionally, other expense increased $638,000 due to an increase in credit, appraisal, and underwriting costs related to residential lending, an increase in audit fees due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and costs related to the conversion of the Company's loan origination system.


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

REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2006, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2006, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2006                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 133,314
Adjustment for regulatory capital:
  Intangible assets                                    (3,021)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,928)
  Reverse the effect of SFAS No. 115                    2,637
                                                     ---------
    Tangible capital                                  130,002
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     130,002
  Qualifying general valuation allowance                6,969
                                                     ---------
       Risk-based capital                           $ 136,971
                                                     =========



                                                                  As of March 31, 2006
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 136,971     11.0%        99,917      >=8%      124,896     >=10%
Core capital to adjusted tangible assets    130,002      8.5%        61,248      >=4%       76,560      >=5%
Tangible capital to tangible assets         130,002      8.5%        22,968     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      130,002     10.4%            --        --       74,938      >=6%





LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. The Bank has enrolled with the OTS to participate in the "Lending Limits Pilot Program." This program allows a federally chartered institution to increase it's loans-to-one-borrower limit by an additional amount equal to the lesser of: a) $10 million; b) 10% of its unimpaired capital and surplus; or c) the percentage of its capital and surplus, in excess of 15%, that a state institution is permitted to lend. Participation in this program increased the Company's loans-to-one-borrower limit by $10 million with regard to certain borrowers that meet prescribed loan-to-value and property type specifications. This pilot program is set to expire on September 10, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2006, there was $111.1 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At March 31, 2006, the Bank has $162.3 million in brokered deposits, and it could purchase up to $84.2 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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


Item 4.  Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this quarterly report. There were no changes in the Company's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
     There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 2.	Changes in Securities
		None.


Item 3.	Defaults Upon Senior Securities
		None.


Item 4.	Submission of Matters to a Vote of Security Holders

     The annual stockholder's meeting was held on January 24, 2006. The following persons were elected to NASB Financial Inc.'s Board of Directors for three year terms:

                        Frederick V. Arbanas
W. Russell Welsh
                        Fletcher M. Lamkin

     The following person was elected to NASB Financial Inc.'s Board of Directors for a three year term:

                        Paul L. Thomas

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2006.


Item 5. 	Other Information
		None.


Item 6. 	Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit 31.1 - Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

     Exhibit 31.2 - Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

     Exhibit 32.1 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     Exhibit 32.2 - Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


(b) Reports of Form 8-K

     A report on Form 8-K was filed on January 24, 2006, which announced a quarterly cash dividend of $0.225 per share payable on February 24, 2006 to shareholder's of record as of February 3, 2006.

     A report on Form 8-K was filed on February 6, 2006, which announced financial results for the quarter ended December 31, 2005.

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


May 10, 2006                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 10, 2006                               By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19