Form 10-K/A
period 2005-09-30
NASB FINANCIAL INC
filed 2006-07-05
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K/A
                          (Amendment No. 1)


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


     As of December 1, 2005, there were issued and outstanding 8,437,442 shares of the Registrant's common stock
..
                 DOCUMENTS INCORPORATED BY REFERENCE

1.	Part II - Annual report to Stockholders for the Fiscal Year Ended
September 30, 2005.
2.	Part III - Proxy Statement for the 2006 Annual Meeting of
   Stockholders.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A


     This Amendment No. 1 to the Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended September 30, 2005, initially filed with the Securities and Exchange Commission ("SEC") on December 14, 2005 (the "Original Filing"). We are filing this Amendment No. 1 to restate our consolidated financial statements for the three years ended September 30, 2005, 2004 and 2003, to appropriately reflect certain information in conformity with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). The Company has historically classified principal repayments on its loans held for sale in the investing section of the statement of cash flows. The SEC has taken exception with this treatment, and informed the Company that principal repayments on loans held for sale should be classified in the operating section of the statement of cash flows in accordance with guidance under SFAS 95. Additionally, as a result of researching this classification issue, management discovered an error in its calculation of originations and principal repayments of loans held for sale reported in the consolidated statements of cash flows.

     As a result of these matters, management evaluated the impact of this restatement on the Company's internal controls and concluded that it has a material weakness in its internal control over financial reporting related to the process for the preparation and review of the consolidated statement of cash flows. Accordingly, management has revised its report on internal control over financial reporting that was included in the Original Filing.

     This Amendment No. 1 amends Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" (the "MD&A"). The MD&A is amended to add a section entitled "Off Balance Sheet Arrangements and Contractual Obligations."
Additionally, the "Liquidity and Capital Resources" section of the MD&A was amended. These changes were made as the result of an SEC comment letter.

     This Amendment No. 1 also amends Part II, Item 8, "Financial Statements and Supplementary Data." This Amendment No. 1 amends and restates the Company's consolidated financial statements for the years ended September 30, 2005, 2004 and 2003, including the notes thereto. The Company's Consolidated Statement of Cash Flows have been restated in order to reclassify items related to the origination, sale and principal repayment of loans held for sale. Refer to Note 22, "Restatement," in this Amendment No. 1 for further information on the restatement impact for the years ended September 30, 2005, 2004 and 2003.

     This Amendment No. 1 also amends Part II, Item 9a, "Controls and Procedures," related to the restatement of the Company's consolidated financial statements noted above, including an updated Report of Independent Registered Public Accounting Firm.

     Pursuant to the rules of the Securities and Exchange Commission,
Item 15, "Exhibits," of Part IV of the original Form 10-K has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement and comments of the SEC, and we have not modified or updated other disclosures presented in our Original Filing. Other Items of the Original Filing are not included in this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on December 14, 2005.

                                 PART I

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
GENERAL
     NASB Financial, Inc. ("the Company") was formed in April 1998 to become a unitary thrift holding company of North American Savings Bank, F.S.B. ("the Bank" or "North American"). The Company's principal business is to provide banking services through the Bank. Specifically, the Bank obtains savings and checking deposits from the public, then uses those funds to originate and purchase real estate loans and other loans. The Bank also purchases mortgage-backed securities ("MBS") and other investment securities from time to time as conditions warrant. In addition to customer deposits, the Bank obtains funds from the sale of loans held-for-sale, the sale of securities available-for-sale, repayments of existing mortgage assets, and advances from the Federal Home Loan Bank ("FHLB"). The Bank's primary sources of income are interest on loans, MBS, and investment securities plus customer service fees and income from lending activities. Expenses consist primarily of interest payments on customer deposits and other borrowings and general and administrative costs.

     The Bank operates eight deposit branch locations, six residential loan origination branch offices, one residential internet loan origination office, and one residential construction loan origination office, primarily in the greater Kansas City area. The Bank also operates one commercial real estate loan origination office at it's headquarters in Grandview, Missouri. Consumer loans are also offered through the Bank's branch network. Customer deposit accounts are insured up to allowable limits by the Savings Association Insurance Fund ("SAIF"), a division of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC.

FORWARD-LOOKING STATEMENTS
     We may from time to time make written or oral "forward-looking statements", including statements contained in our filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this annual report to shareholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

- the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
- the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
- the effects of, and changes in, foreign and military policy of the United States Government; inflation, interest rate, market and monetary fluctuations;
- the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
- the willingness of users to substitute competitors' products and services for our products and services;
- our success in gaining regulatory approval of our products, services and branching locations, when required;
- the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance;
- technological changes;
- acquisitions and dispositions;
- changes in consumer spending and saving habits; and
- our success at managing the risks involved in our business.

     This list of important factors is not all-inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

FINANCIAL CONDITION
     Total assets as of September 30, 2005, were $1,556.3 million, an increase of $194.5 million from the prior year-end. Average interest-earning assets increased $158.7 million from the prior year to $1,402.3 million.

     As the Bank originates loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market are sold with servicing released or converted into mortgage-backed securities ("MBS") and sold with the servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in the portfolio or sold and if sold, which method of sale is appropriate. During the year ended September 30, 2005, the Bank originated $1,254.1 million in mortgage loans held for sale, $585.6 million in mortgage loans held for investment, and $12.5 million in other loans. This total of $1,852.2 million in loan originations was an increase of $327.5 million over the prior fiscal year.

     Included in the $94.1 million in loans held for sale as of September 30, 2005, are $90.5 million in residential mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

     The balance of total loans held for investment at September 30, 2005, was $1,234.1 million, an increase of $357.7 million from September 30, 2004. $200.5 million of this increase was due to a transfer of permanent mortgage loans on residential properties from the held for sale category to the held for investment category during the quarter ended September 30, 2005. During fiscal 2005, total originations and purchases of mortgage loans and other loans held for investment were $599.4 million. The gross balance of loans on business properties was $428.6 million at September 30, 2005, compared to $413.9 million as of the previous year-end. The gross balance of construction and development loans was $501.1 million at September 30, 2005, an increase of $122.9 million.

     The balance of mortgage servicing rights at September 30, 2005, was $911,000, an increase of $72,000 from September 30, 2004. Originated mortgage servicing rights of $326,000 were capitalized during the year ended September 30, 2005, and amortization of $256,000 was recorded based upon current and estimated future prepayments on the underlying mortgage loans. The total outstanding balance of mortgage loans serviced for others was $107.1 million, a decrease of $11.6 million from the prior fiscal year-end.

     Total liabilities were $1,407.5 million at September 30, 2005, an increase of $184.6 million from the previous year. Average interest-costing liabilities during fiscal year 2005 were $1,299.8 million, an increase of $147.1 million from fiscal 2004.

     Total customer deposit accounts at September 30, 2005, were $707.9 million, an increase of $54.2 million from the prior year-end. The total change in customer deposits was comprised of an increase of $66.6 million in certificates of deposit. This increase was offset by decreases of $1.4 million in demand deposit accounts, $6.8 million in savings accounts and $4.2 million in money market demand accounts. Additionally, the Company held a total of $94.8 million in brokered deposits at September 30, 2005, an increase of $64.8 million from September 30, 2004. The average interest rate on customer and brokered deposits at September 30, 2005, was 2.96%, an increase of 92 basis points from the prior year-end. The average balance of customer and brokered deposits during fiscal 2005 was $733.6 million, an increase of $60.5 million from fiscal 2004.

     Advances from the FHLB were $465.9 million at September 30, 2005, an increase of $98.6 million from the prior fiscal year-end. During fiscal year 2005, the Bank borrowed $454.0 million of new advances and made $355.2 million of repayments. Management continues to use FHLB advances as a primary funding source to provide operating liquidity and to fund the origination of mortgage loans.

     During the year ended September 30, 2005, the Company repurchased a total of 18,000 shares of its common stock at a cost of $695,000. Also during fiscal 2005, the Company paid a total of $14.2 million in cash dividends to its stockholders.

NET INTEREST MARGIN
     The Bank's net interest margin is comprised of the difference ("spread") between interest income on loans, MBS, and investments and the interest cost of customer deposits, FHLB advances, and other borrowings. Management monitors net interest spreads and, although constrained by certain market, economic, and competition factors, it establishes loan rates and customer deposit rates that maximize net interest margin.

     During fiscal year 2005, average interest-earning assets exceeded average interest-costing liabilities by $102.5 million, which was 7.1% of average total assets. In fiscal year 2004, average interest-earning assets exceeded average interest-costing liabilities by $91.0 million, which was 7.1% of average total assets.

     The net interest spread (earning yield less costing rate) for the fiscal year ended September 30, 2005, was 3.47%, a decrease of 67 basis points from the prior year. The net interest spread for the fiscal year ended September 30, 2004, was 4.14%, a decrease of 30 basis points from the prior year. The downward trend in net interest margin is a result of various factors, including, but not limited to, rising interest rates and a flattening treasury yield curve. Management believes that the effect of these economic factors could cause this trend to continue, but is partially mitigated by the large percentage of assets held in adjustable rate instruments.

     The table below presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities, with the average interest rates for the year and at the end of each year. Average yields reflect yield reductions due to non-accrual loans. Average balances and weighted average yields at year-end include all accrual and non-accrual loans. Dollar amounts are expressed in thousands.


                                                          As of
                                     Fiscal 2005           9/30/05
                              ---------------------------
                              Average              Yield/     Yield/
                              Balance   Interest    Rate       Rate
                              --------------------------------------
Interest-earning assets:
  Loans receivable        $  1,218,854   77,267    6.34%      6.50%
  Mortgage-backed securities   151,686    5,653    3.73%      4.26%
  Investments                   21,406      562    2.63%      1.40%
  Bank deposits                 10,357      291    2.81%      3.10%
                              --------------------------------------
    Total earning assets     1,402,303   83,773    5.97%      6.17%
                                       -----------------------------
Non-earning assets              50,065
                              --------
      Total               $  1,452,368
                              ========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts      $    199,411    1,557    0.78%      0.99%
  Customer and brokered
    certificates of deposit    534,218   15,525    2.91%      3.58%
  FHLB advances                430,581   11,735    2.73%      3.81%
  Other borrowings             135,569    3,657    2.70%      3.14%
                              --------------------------------------
Total costing liabilities    1,299,779   32,474    2.50%      3.26%
                                       -----------------------------
Non-costing liabilities         10,426
Stockholders' equity           142,163
                              --------
    Total                 $  1,452,368
                              ========
Net earning balance       $    102,524
                              ========
Earning yield less costing rate                    3.47%      2.91%
                                                 ===================
Average interest-earning
    assets                $  1,402,303
                               ========
Net interest                             51,299
                                        ========
Net yield spread on avg.
  Interest-earning assets                          3.66%
                                                 ========



                                                            As of
                                     Fiscal 2004           9/30/04
                              ---------------------------
                              Average              Yield/     Yield/
                              Balance   Interest    Rate       Rate
                              --------------------------------------
Interest-earning assets:
  Loans receivable        $  1,058,919   66,725    6.30%      5.89%
  Mortgage-backed securities   149,209    5,825    3.90%      3.91%
  Investments                   19,217      462    2.40%      2.24%
  Bank deposits                 16,282      116    0.71%      1.15%
                              --------------------------------------
    Total earning assets     1,243,627   73,128    5.88%      5.55%
                                       -----------------------------
Non-earning assets              46,966
                              --------
      Total               $  1,290,593
                              ========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts      $    208,935    1,471    0.70%      0.67%
  Customer and brokered
    certificates of deposit    464,152   11,326    2.44%      2.62%
  FHLB advances                345,596    5,528    1.60%      2.11%
  Other borrowings             133,954    1,759    1.31%      1.45%
                              --------------------------------------
Total costing liabilities    1,152,637   20,084    1.74%      1.98%
                                       -----------------------------
Non-costing liabilities          6,723
Stockholders' equity           131,233
                              --------
    Total                 $  1,290,593
                              ========
Net earning balance       $     90,990
                              ========
Earning yield less costing rate                    4.14%      3.57%
                                                 ===================
Average interest-earning
    assets                $  1,243,627
                               ========
Net interest                             53,044
                                        ========
Net yield spread on avg.
  Interest-earning assets                          4.27%
                                                 ========



                                                            As of
                                     Fiscal 2003           9/30/03
                              ---------------------------
                              Average              Yield/     Yield/
                              Balance   Interest    Rate       Rate
                              --------------------------------------
Interest-earning assets:
  Loans receivable        $    992,780   71,042    7.16%      6.28%
  Mortgage-backed securities     7,114      439    6.17%      6.58%
  Investments                   25,483      961    3.77%      3.53%
  Bank deposits                 20,752      182    0.88%      0.57%
                              --------------------------------------
    Total earning assets     1,046,129   72,624    6.94%      6.10%
                                       -----------------------------
Non-earning assets              31,759
                              --------
      Total               $  1,077,888
                              ========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts      $   200,865     2,003    1.00%      0.70%
  Customer certificates of
    Deposit                   420,010    12,437    2.96%      2.80%
  FHLB advances               323,278     9,180    2.84%      1.62%
  Other borrowings                 --        --      --%        --%
                              --------------------------------------
Total costing liabilities     944,153    23,620    2.50%      1.97%
                                       -----------------------------
Non-costing liabilities        16,986
Stockholders' equity          116,749
                              --------
    Total                 $  1,077,888
                              ========
Net earning balance       $    101,976
                              ========
Earning yield less costing rate                   4.44%      4.13%
                                                ===================
Average interest-earning
    assets                $  1,046,129
                               ========
Net interest                            49,004
                                       ========
Net yield spread on avg.
  Interest-earning assets                         4.68%
                                                ========

                                    4
<Page


     The following tables set forth information regarding changes in interest income and interest expense. For each category of interest-earning asset and interest-costing liability, information is provided on changes attributable to (1) changes in rates (change in rate multiplied by the old volume), (2) changes in volume (change in volume multiplied by the old rate), and (3) changes in rate and volume (change in rate multiplied by the change in volume). Average balances, yields and rates used in the preparation of this analysis come from the preceding table. Dollar amounts are expressed in thousands.


                                   Year ended September 30, 2005
                                            compared to
                                   year ended September 30, 2004
                            ----------------------------------------
                                                    Rate/
                               Rate     Volume     Volume    Total
                            ----------------------------------------
Components of interest income:
  Loans receivable          $    424   10,076        42     10,542
  Mortgage-backed securities    (254)      97       (15)      (172)
  Investments                     44       53         3        100
  Bank deposits                  342      (42)     (125)       175
                            ----------------------------------------
Net change in interest income    556   10,184       (95)    10,645
                            ----------------------------------------
Components of interest expense:
  Customer and brokered
     deposit accounts          2,894    1,150       241      4,285
  FHLB advances                3,905    1,360       942      6,207
  Other borrowings             1.862       21        15      1,898
                            ----------------------------------------
Net change in
   interest expense            8,661    2,531     1,198     12,390
                            ----------------------------------------
Increase in net interest
   income                   $ (8,105)   7,653    (1,293)     (1,745)
                            ========================================


                                   Year ended September 30, 2004
                                            compared to
                                   year ended September 30, 2003
                            ----------------------------------------
                                                    Rate/
                               Rate     Volume     Volume    Total
                            ----------------------------------------
Components of interest income:
  Loans receivable          $ (8,538)    4,736     (515)    (4,317)
  Mortgage-backed securities    (161)    8,767   (3,220)     5,386
  Investments                   (331)     (232)      64       (499)
  Bank deposits                  (35)      (39)       8        (66)
                            ----------------------------------------
Net change in interest income (9,065)   13,232   (3,663)       504
                            ----------------------------------------
Components of interest expense:
  Customer and brokered
     deposit accounts         (2,670)    1,217     (190)    (1,643)
  FHLB advances               (4,009)      634     (277)    (3,652)
  Other borrowings                --        --    1,759      1,759
                            ----------------------------------------
Net change in
   interest expense           (6,679)    1,851    1,292     (3,536)
                            ----------------------------------------
Increase in net interest
   income                   $ (2,386)   11,381   (4,955)     4,040
                            ========================================


COMPARISON OF YEARS ENDED SEPTEMBER 30, 2005 AND 2004
     For the fiscal year ended September 30, 2005, the Company had net income of $25.8 million, or $3.06 per share, compared to net income $25.2 million, or $2.98 per share in the prior year.

     Total interest income for the year ended September 30, 2005, was $83.8 million, an increase of $10.6 million from fiscal year 2004. Average interest-earning assets increased from $1,243.6 million during fiscal 2004 to $1,402.3 million during fiscal 2005, resulting in an increase in interest income of $10.2 million. The average yield on assets increased during fiscal 2005 to 5.97% from 5.88% during fiscal 2004, which resulted in an additional increase in interest income of $556,000.

     Interest income on loans increased $10.5 million to $77.3 million in fiscal 2005, compared to $66.7 million during fiscal 2004. An increase of approximately $10.1 million resulted from a $159.9 million increase in the average balance of loans outstanding over the prior year. An additional increase of $424,000 resulted from a four basis point increase in the average yield on loans outstanding during the fiscal year. The weighted average rate on loans receivable at the year ended September 30, 2005, was 6.50%, a 61 basis point increase from September 30, 2004.

     Total interest expense during the year ended September 30, 2005, increased $12.4 million (62%) from the prior year. Specifically, interest on customer and brokered deposit accounts increased $2.9 million due to a 43 basis point increase in the average rate paid on such interest-costing liabilities. An additional increase of approximately $1.2 million resulted from an increase in the average balance of customer and brokered deposit accounts of $60.5 million over the prior period. The average rate paid on FHLB advances increased 113 basis points, which resulted in an increase in interest on FHLB advances of approximately $3.9 million from fiscal year 2004. An additional increase of approximately $1.4 million resulted from an $85.0 million increase in the average balance of FHLB advances over the prior period. Management continues to use FHLB advances as a primary source of short-
term financing.   Interest expense on securities sold under agreements
to repurchase increased $1.9 million due to a 139 basis point increase in the average rate paid on such borrowings.

     The Bank's net interest income is impacted by changes in market interest rates, which have varied greatly over time. Changing interest rates also affect the level of loan prepayments and the demand for new loans. Management monitors the Bank's net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates that maximize net interest income. Management does not predict interest rates, but instead attempts to fund the Bank's assets with liabilities of a similar duration to minimize the impact of changing interest rates on the Bank's net interest margin. Since the relative spread between financial assets and liabilities is constantly changing, North American's current net interest spread may not be an indication of future net interest income.

     The provision for losses on loans was $522,000 during the year ended September 30, 2005, compared to $465,000 during fiscal 2004. The allowance for loan losses was $7.5 million or 0.57% of the total loan portfolio and approximately 134% of total nonaccrual loans as of September 30, 2005. This compares with an allowance for loan losses of $8.2 million or 0.73% of the total loan portfolio and approximately 52% of the total nonaccrual loans as of September 30, 2004. The decrease in the allowance for loan loss of $685,000 resulted from net loan charge-offs for the year of $1.2 million, which was partially offset by the
aforementioned provision for loan losses.   The provision for loss on
loans related primarily to loans secured by business properties classified as "substandard." With regard to loan portfolio concentrations at September 30, 2005, loans secured by business properties made up twenty-eight percent of the Bank's total loans receivable, and fifty-eight percent of the allowance for loan losses was allocated to such loans. This compares to thirty-two percent of total loans receivable and sixty-four percent of the allowance at September 30, 2004. At September 30, 2005, loans secured by residential properties made up thirty-five percent of the Bank's total loans receivable, and ten percent of the allowance for loan losses was allocated to such loans. This compares to thirty-four percent of total loans receivable and eleven percent of the allowance at September 30, 2004. At September 30, 2005, construction and development loans made up thirty-two percent of the Bank's total loans receivable, and nineteen percent of the allowance for loan losses was allocated to such loans. This compares to twenty-nine percent of total loans receivable and sixteen percent of the allowance at September 30, 2004. Management believes that the quality of collateral, as well as general loan terms, of the Bank's loan portfolios have remained essentially unchanged from the prior year. Management also believes that the provision for loan losses is sufficient to provide for a level of loan loss allowance at year end that would adequately absorb all estimated credit losses on outstanding balances over the subsequent twelve-month period.

     Total other income for fiscal year 2005 was $28.5 million, an increase of $6.7 million from the amount earned in fiscal year 2004. Specifically, gain on sale of loans held for sale increased $6.0 million due to an increase in mortgage banking volume. Recoveries on real estate owned increased $662,000 due to gains realized on the sale of foreclosed assets held for sale. Customer service fees and charges increased $587,000 due primarily to fee income earned by the Company's national mortgage banking operation. These increases were offset by $725,000 decrease in gain on sale of securities available for sale due to the sale of corporate debt and asset-backed securities in fiscal year 2004. Other income increased $406,000 due primarily to a $680,000 gain recognized on the sale of a nursing home in Eau Claire, Wisconsin, which the bank foreclosed on in fiscal 2005. Additionally, income received on foreclosed assets held for sale increased $296,000, and an increase of $406,000 was due to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These increases in other income were offset by an $802,000 decrease in loan prepayment penalties

     Total general and administrative expenses for fiscal 2005 were $38.9 million, an increase of $4.2 million from the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $3.0 million due primarily to increased mortgage banking volume, and the continued growth of the national mortgage banking operation. Additionally, advertising increased $1.2 million due to the growth of the national mortgage banking operation.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 2004 AND 2003
     For the fiscal year ended September 30, 2004, the Company had net income of $25.2 million, or $2.98 per share, compared to net income $24.0 million, or $2.84 per share in the prior year.

     Total interest income for the year ended September 30, 2004, was $73.1 million, an increase of $504,000 from fiscal year 2003. The average yield on assets decreased during fiscal 2004 to 5.88% from 6.94% during fiscal 2003, which resulted in a decrease in interest income of $9.1 million. This decrease was offset by an increase in average interest-earning assets of $197.5 million from $1,046.1 million during fiscal 2003 to $1,243.6 million during fiscal 2004, resulting in an offsetting increase in interest income of $13.2 million.

     Interest income on loans decreased $4.3 million to $66.7 million in fiscal 2004, compared to $71.0 million during fiscal 2003. A decrease of approximately $8.5 million resulted from an 86 basis point decrease in the average yield on loans. This decrease was partially offset by an increase of approximately $4.7 million, which resulted from an increase in the average balance of loans outstanding of $66.1 million over the prior period. The weighted average rate on loans receivable at the year ended September 30, 2004, was 5.89%, a 39 basis point decrease from September 30, 2003.

     Interest on MBS increased $5.4 million to $5.8 million during fiscal year 2004, compared to $439,000 during fiscal 2003. This increase was primarily due to a $142.1 million increase in the average balance of MBS over the prior period.

     Total interest expense during the year ended September 30, 2004, decreased $3.5 million (15%) from the prior year. Specifically, interest on customer and brokered deposit accounts decreased $2.7 million due to a 43 basis point decrease in the average rate paid on such interest-costing liabilities. This decrease was offset by an increase of approximately $1.2 million which resulted from an increase in the average balance of customer and brokered deposit accounts of $52.2 million over the prior period. The average rate paid on FHLB advances decreased 124 basis points, which resulted in a decrease in interest on FHLB advances of approximately $4.0 million from fiscal year 2003. This decrease was offset by an increase of approximately $634,000 which resulted from a $22.3 million increase in the average balance of FHLB advances over the prior period. Management continues to use FHLB
advances as a primary source of short-term financing.   Interest expense
on securities sold under agreements to repurchase was $1.8 million during the year ended September 30, 2004. There were no securities sold under agreements to repurchase in fiscal year 2003.

     The provision for losses on loans was $465,000 during the year ended September 30, 2004, compared to $538,000 during fiscal 2003. The allowance for loan losses was $8.2 million or 0.73% of the total loan portfolio and approximately 52% of total nonaccrual loans. This compares with an allowance for loan losses of 8.0 million or 0.78% of the total loan portfolio and approximately 116% of the total nonaccrual loans as of September 30, 2003. The increase in the allowance for loan loss of $235,000 resulted from the aforementioned provision for loan
losses less net loan charge-offs for the year of $230,000.   The
provision for loss on loans was recorded primarily as a result of an increase from the prior year in loans secured by business properties classified as "substandard." With regard to loan portfolio concentrations at September 30, 2004, loans secured by business properties made up thirty-two percent of the Bank's total loans receivable, and sixty-four percent of the allowance for loan losses was allocated to such loans. This compares to thirty-six percent of total loans receivable and sixty percent of the allowance at September 30, 2003. At September 30, 2004, loans secured by residential properties made up thirty-four percent of the Bank's total loans receivable, and eleven percent of the allowance for loan losses was allocated to such loans. This compares to thirty-three percent of total loans receivable and sixteen percent of the allowance at September 30, 2003. At September 30, 2004, construction and development loans made up twenty-nine percent of the Bank's total loans receivable, and sixteen percent of the allowance for loan losses was allocated to such loans. This compares to twenty-five percent of total loans receivable and twelve percent of the allowance at September 30, 2003. Management believes that the quality of collateral, as well as general loan terms, of the Bank's loan portfolios have remained essentially unchanged from the prior year. Management also believes that the provision for loan losses is sufficient to provide for a level of loan loss allowance at year end that would adequately absorb all estimated credit losses on outstanding balances over the subsequent twelve-month period.

     Total other income for fiscal year 2004 was $21.8 million, an increase of $5.6 million from the amount earned in fiscal year 2003. Specifically, provision for losses on real estate owned decreased $2.2 million due primarily to a reserve recorded in the fiscal 2003 on a hotel property in the Southeast area of Kansas City, Missouri, which was sold in April 2003. Customer service fees and charges increased $1.6 million due primarily to fee income earned by the Company's national mortgage banking operation, which began operations in October 2003.
Loan servicing fees increased $1.5 million due primarily to a decrease in the amortization of capitalized servicing. This resulted from decreases in actual prepayments and estimated future prepayments of the underlying mortgage loans during fiscal year 2004. Other income increased $1.2 million due primarily to the effect of recording the fair value of certain loan-related commitments in accordance with certain aspects of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and a decrease in expenses on foreclosed assets held for sale. Gain on sale of securities available for sale increased $476,000 due to the sale of corporate debt securities and the sale of an asset-backed security, which the Company had previously deemed impaired. These increases in other income were offset by a $1.0 million decrease in gain on sale of loans held for sale, and a $345,000 decrease in the impairment recovery on mortgage servicing rights.

     Total general and administrative expenses for fiscal 2004 were $34.6 million, an increase of $8.9 million from the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $5.4 million, and advertising increased $1.7 million due primarily to the addition of the national mortgage banking operation. Additionally, other expenses increased $1.2 million due primarily to an increase in data processing and other charges related to the addition of the national mortgage banking operation.


ASSET/LIABILITY MANAGEMENT
     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio.

     The objective of the Bank's IRR management process is to maximize net interest income over a range of possible interest rate paths. The monitoring of interest rate sensitivity on both the interest-earning assets and the interest-costing liabilities are key to effectively managing IRR. Management maintains an IRR policy, which outlines a methodology for monitoring interest rate risk. The Board of Directors reviews this policy and approves changes on a quarterly basis. The IRR policy also identifies the duties of the Bank's Asset/Liability Committee ("ALCO"). Among other things, the ALCO is responsible for developing the Bank's annual business plan and investment strategy, monitoring anticipated weekly cashflows, establishing prices for the Bank's various products, and implementing strategic IRR decisions.

     On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved.

     The following table is an interest rate sensitivity analysis, which summarizes information provided by the OTS, which estimates the changes in NPV of the Bank's portfolio of assets, liabilities, and off-balance sheet items given a range of assumed changes in market interest rates. These computations estimate the effect on the Bank's NPV of an instantaneous and sustained change in market interest rates of plus and minus 300 basis points, as well as the Bank's current IRR policy limits on such estimated changes. The computations of the estimated effects of interest rate changes are based on numerous assumptions, including a constant relationship between the levels of various market interest rates and estimates of prepayments of financial assets. The OTS compiled this information using data from the Bank's Thrift Financial Report as of September 30, 2005. The model output data associated with the -300 basis point scenario was suppressed because of the relatively low current interest rate environment. Dollar amounts are expressed in thousands.






Changes in            Net Portfolio Value              NPV as % of PV of Assets
  Market        ------------------------------------             Board approved
Interest rates    $ Amount    $ Change   % Change       Actual      minimum
----------------------------------------------------  ------------------------
    + 3%           124,820     (42,475)     -25%         8.4%         6%
    + 2%           139,809     (27,485)     -18%         9.2%         6%
    + 1%           153,786     (13,508)      -8%        10.0%         7%
  no change        167,294          --       --         10.6%         8%
    - 1%           181,754      14,459       +9%        11.4%         8%
    - 2%           196,036      28,742      +17%        12.1%         8%
    - 3%                --          --       --           --          8%




     Management cannot predict future interest rates and the effect of changing interest rates on future net interest margin, net income, or NPV can only be estimated. However, management believes that its overall system of monitoring and managing IRR is effective.

IMPACT OF INFLATION AND CHANGING PRICES
     The consolidated financial statements and related data presented have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, most of the Bank's assets and liabilities are monetary in nature. Except for inflation's impact on general and administrative expenses, interest rates have a more significant impact on the Bank's performance than do the effects of inflation. However, the level of interest rates may be significantly affected by the potential changes in the monetary policies of the Board of Governors of the Federal Reserve System in an attempt to impact inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

     Changing interest rates impact the demand for new loans, which affect the value and profitability of North American's loan origination department. Rate fluctuations inversely affect the value of the Bank's mortgage servicing portfolio because of their impact on mortgage prepayments. Falling rates usually stimulate a demand for new loans, which makes the mortgage banking operation more valuable, but also encourages mortgage prepayments, which depletes the value of mortgage servicing rights. Rising rates generally have the opposite effect on these operations.

LIQUIDITY AND CAPITAL RESOURCES
    Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of
eligible collateral relative to the amount of advances outstanding.   At
September 30, 2005, the Bank had available advances at FHLB of $560.8 million, and outstanding advances of $465.9 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.
At September 30, 2005, the Bank has $94.8 million in brokered deposits, and it could purchase up to an additional$132.3 million in brokered deposits and remain "well capitalized" as defined by the OTS.

     Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and mortgage related securities. During periods of falling rates, these prepayments increase and a greater demand exists for new loans. The Bank's ability to attract and retain customer deposits is partially impacted by area competition and by other alternative investment sources that may be available to the Bank's customers in various interest rate environments. Management is not currently aware of any other trends, market conditions, or other economic factors that could materially impact the Bank's primary sources of funding or affect its future ability to meet obligations as they come due. Although future changes to the level of market interest rates is uncertain, management believes its sources of funding will continue to remain stable during upward and downward interest rate environments. In the unlikely event of a significant change in the availability of the Bank's funding sources, the Bank could obtain funding through the various capital market alternatives available such as an issuance of corporate debt, commercial paper or fed funds.

     The OTS also requires thrift institutions to maintain specified levels of regulatory capital. As of September 30, 2005, the Bank's regulatory capital exceeded all minimum capital requirements, which consist of three components: tangible, core, and risk-based. A schedule, which more fully describes the Bank's regulatory capital requirements, is provided in the notes to the consolidated financial statements.

     Under OTS regulations, there is no limit to the amount of capital that the Bank may distribute to the Company in the form of dividends. However, each dividend distribution is subject to a thirty-day review by the OTS, who can take exception to any proposed dividend. Declared dividends remain unpaid until management receives written notification of "no exception" from the OTS.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments and standby letters of credit. The bank had outstanding commitments to originate mortgage loans for it's portfolio and standby letters of credit totaling $23.6 million and $5.5 million, respectively, at September 30, 2005. In addition, the Bank had outstanding commitments to originate mortgage loans totaling $165.6 million at September 30, 2005, which it had committed to sell to outside investors. Since commitments may expire unused or be only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes that there are no material commitments to extend credit that represent risk of an unusual nature.

     Management anticipates that the Company will continue to have sufficient funds through repayments and maturities of loans and securities, deposits and borrowings, to meet its commitments.

     The following table discloses payments due on the Company's contractual obligations at September 30, 2005:






                                            Due in     Due from     Due from     Due in
                                 Total     < 1 year    1-3 years    3-5 years    > 5 years
                                ----------------------------------------------------------
Advances from FHLB            $  465,907   424,550    34,153        5,833         1,371
Operating Leases                   2,693     1,009     1,436          248            --
Securities sold under
   agreements to repurchase      122,000   122,000        --           --            --
                                ----------------------------------------------------------
Total contractual obligations $  590,600   547,559    35,589        6,081         1,371
                                ==========================================================




CRITICAL ACOOUNTING POLICIES
     The Company has identified the accounting policies below as critical to the Company's operations and to understanding the Company's consolidated financial statements. Following is an explanation of the methods and assumptions underlying their application.

ALLOWANCE FOR LOAN AND LEASE LOSSES
     Management records an Allowance for Loan and Lease Losses ("ALLL") sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The ALLL recognizes the inherent risks associated with lending activities but, unlike a specific allowance, has not been allocated to particular problem assets but to a homogenous pool of loans. Management analyzes the adequacy of the allowance on a monthly basis and believes that the Bank's specific loss allowances and ALLL are adequate. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank's allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

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

VALUCATION OF MORTGAGE SERVICING RIGHTS
     The Bank creates mortgage servicing rights ("MSRs") through the securitization and sale of residential mortgage loans. MSRs are recorded at cost based upon the relative fair values of the servicing rights on the underlying loans. The fair value is determined by discounting estimated future cash flows at the market rate of interest. These rights are amortized in proportion to and over the period of expected net servicing income or loss.

     The Bank evaluates the carrying value of MSRs on a monthly basis based on their estimated fair value. For purposes of evaluating and measuring impairment of MSRs, the Bank stratifies the rights based on their predominant risk characteristics. Management considers the significant risks to be loan type, period of origination and stated interest rate. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the portfolio, the portfolio is written down to the amount of the discounted expected cash flows utilizing a valuation allowance. The Bank utilizes consensus market prepayment assumptions and discount rates to evaluate its capitalized servicing rights, which considers the risk characteristics of the underlying servicing rights. Prepayment assumptions have the greatest impact on the market value of MSRs. Generally, if current rates are lower than the rates on the underlying loans, prepayments will accelerate, reducing the value of the MSRs. The Bank utilizes prepayment assumptions compiled by the mortgage research departments of several large broker/dealers. The measurement of the fair value of MSRs is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

NASB Financial, Inc. and Subsidiary
Consolidated Balance Sheets




                                                                                 September 30,
                                                                           -----------------------
                                                                                2005        2004
                                                                           -----------------------
                                                                            (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                $     35,334      18,263
Securities available for sale, at fair value (amortized cost of
   $237 and $244 at September 30, 2005 and 2004, respectively)                    237         244
Stock in Federal Home Loan Bank, at cost                                       22,390      17,808
Mortgage-backed securities:
  Available for sale, at fair value (amortized cost of $132,923 and
    $172,803 at September 30, 2005 and 2004, respectively)                    129,302     170,933
  Held to maturity, at cost (fair value of $447 and $645 at
    September 30, 2005 and 2004, respectively)                                    431         614
Loans receivable:
  Held for sale, at lower of amortized cost or market value (estimated fair value of $94,203 and $249,064 at September 30, 2005 and 2004,
    respectively)                                                              94,130     246,468
  Held for investment, net                                                  1,234,050     876,322
Allowance for loan losses                                                      (7,536)     (8,221)
Accrued interest receivable                                                     6,997       5,887
Foreclosed assets held for sale, net                                            7,760       4,014
Premises and equipment, net                                                    10,558       8,481
Investment in LLC's                                                            12,206       7,982
Mortgage servicing rights, net                                                    911         839
Deferred income tax asset                                                       2,671       3,915
Other assets                                                                    6,903       8,339
                                                                           -----------------------
                                                                         $  1,556,344   1,361,888
                                                                           =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts                                              $    707,892     653,700
  Brokered deposit accounts                                                    94,802      30,040
  Advances from Federal Home Loan Bank                                        465,907     367,341
  Securities sold under agreements to repurchase                              122,000     159,100
  Escrows                                                                       9,423       8,437
  Income taxes payable                                                            796       1,072
  Accrued expenses and other liabilities                                        6,637       3,207
                                                                           -----------------------
    Total liabilities                                                       1,407,457   1,222,897
                                                                           -----------------------

Stockholders' equity:
  Common stock of $0.15 par value: 20,000,000 authorized; 9,857,112
    Shares issued at September 30, 2005 and 2004, respectively                  1,479       1,479
  Serial preferred stock of $1.00 par value: 7,500,000 shares
    authorized; none outstanding                                                   --          --
  Additional paid-in capital                                                   16,256      16,256
  Retained earnings                                                           151,331     139,663
  Treasury stock, at cost; 1,419,670 shares and 1,401,670 shares at
    September 30, 2005 and 2004, respectively                                 (17,952)    (17,257)
  Accumulated other comprehensive loss                                         (2,227)     (1,150)
                                                                           -----------------------
      Total stockholders' equity                                              148,887     138,991
                                                                           -----------------------
                                                                         $  1,556,344   1,361,888
                                                                           =======================




See accompanying notes to consolidated financial statements.

NASB Financial, Inc. and Subsidiary
Consolidated Statements of Income



                                                         Years Ended September 30,
                                                  ------------------------------------
                                                      2004         2004         2003
                                                  ------------------------------------
                                             (Dollars in thousands, except per share data)
Interest on loans receivable                      $  77,267       66,725       71,042
Interest on mortgage-backed securities                5,653        5,825          439
Interest and dividends on securities                    562          462          961
Other interest income                                   291          116          182
                                                  ------------------------------------
     Total interest income                           83,773       73,128       72,624
                                                  ------------------------------------
Interest on customer deposit accounts                17,082       12,797       14,440
Interest on advances from Federal Home Loan Bank     11,735        5,528        9,180
Interest on securities sold under agreements
   to repurchase                                      3,657        1,759           --
                                                  ------------------------------------
    Total interest expense                           32,474       20,084       23,620
                                                  ------------------------------------
    Net interest income                              51,299       53,044       49,004
Provision for loan losses                               522          465          538
                                                  ------------------------------------
    Net interest income after provision
      for loan losses                                50,777       52,579       48,466
                                                  ------------------------------------
Other income (expense):
  Loan servicing fees, net                              122          278      (1,177)
  Impairment recovery on mortgage servicing
    rights                                                2           36          381
  Customer service fees and charges                   7,196        6,609        5,001
  Provision for (loss) recovery on real estate owned    899          237      (1,984)
  Gain on sale of securities available for sale          --          725          249
  Gain on sale of loans receivable held for sale     17,865       11,906       12,923
  Other                                               2,428        2,022          842
                                                  ------------------------------------
    Total other income                               28,512       21,813       16,235
                                                  ------------------------------------
General and administrative expenses:
  Compensation and fringe benefits                   16,831       15,985       11,417
  Commission-based mortgage banking compensation      8,651        6,491        5,620
  Premises and equipment                              3,238        3,066        2,530
  Advertising and business promotion                  3,960        2,739        1,008
  Federal deposit insurance premiums                    100          101          105
  Other                                               6,071        6,220        5,053
                                                  ------------------------------------
     Total general and administrative expenses       38,851       34,602       25,733
                                                  ------------------------------------
     Income before income tax expense                40,438       39,790       38,968
                                                  ------------------------------------
Income tax expense (benefit):
  Current                                            12,692       13,256       16,090
  Deferred                                            1,920        1,378       (1,091)
                                                  ------------------------------------
    Total income tax expense                         14,612       14,634       14,999
                                                  ------------------------------------
      Net income                                  $  25,826       25,156       23,969
                                                  ====================================

Basic earnings per share                          $    3.06         2.98         2.84
                                                  ====================================

Diluted earnings per share                        $    3.05         2.97         2.84
                                                  ====================================

Basic weighted average shares outstanding          8,450,769    8,455,734    8,433,713
                                                  ====================================




See accompanying notes to consolidated financial statements.

NASB Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows



                                                                Years ended September 30,
                                                            --------------------------------
                                                               2005        2004       2003
                                                           (Restated)  (Restated)  (Restated)
                                                            --------------------------------
                                                                  (Dollars in thousands)
Cash flows from operating activities:
 Net income                                                 $ 25,826      25,156     23,969
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation                                               1,090       1,039        754
    Amortization and accretion, net                           (2,839)     (1,491)      (354)
    Deferred income tax expense (benefit)                      1,920       1,378     (1,091)
    Gain on sale of securities available for sale                 --        (725)      (249)
    Impairment recovery on mortgage servicing rights              (2)        (36)      (381)
    Net fair value of loan-related commitments                  (271)        135        714
    Gain on sale of loans receivable held for sale           (17,865)    (11,906)   (12,923)
    Provision for loan losses                                    522         465        538
    Provision for loss (recovery) on real estate owned          (899)       (237)     1,984
    Principal repayments of mortgage loans receivable
      held for sale                                           35,468      31,834     16,962
    Origination of loans receivable held for sale         (1,289,597) (1,076,198)  (928,819)
    Sale of loans receivable held for sale                 1,223,505     979,295    858,372
Changes in:
  Accrued interest receivable                                 (1,110)     (1,180)       435
  Accrued expenses, other liabilities and
    income taxes payable                                       3,318      (3,377)      (178)
                                                            -------------------------------
    Net cash (used in) provided by operating activities      (20,934)    (55,848)   (40,267)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                             213         318        571
    Available for sale                                        39,386      23,796      3,111
  Principal repayments of mortgage loans receivable
    held for investment                                      419,147     454,238    665,683
  Principal repayments of other loans receivable              13,160      14,980     28,517
  Principal repayments of securities available for sale            7           3      3,519
  Loan origination - mortgage loans receivable
    held for investment                                     (585,619)   (473,061)  (644,812)
  Loan origination - other loans receivable                  (12,502)     (7,294)   (34,747)
  Purchase of mortgage loans receivable held for investment   (1,310)     (8,050)    (2,627)
  Proceeds from sale (purchases) of Federal Home Loan
    Bank stock                                                (4,582)     (2,202)     1,889
  Purchase of mortgage-backed securities available
    for sale                                                      --    (193,043)        --
  Proceeds from sale of securities available for sale             --       5,369      7,132
  Proceeds from sale of real estate owned                      9,249       6,386      6,269
  Purchase of premises and equipment, net                     (3,167)     (1,889)      (907)
  Investment in LLC                                           (4,224)     (5,710)    (2,072)
  Net cash acquired in acquisition of CBES Bancorp, Inc.          --          --     16,664
  Other                                                        1,117         (47)      (420)
                                                            -------------------------------
    Net cash used in investing activities                   (129,125)   (186,206)   47,770



NASB Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)



                                                               Years ended September 30,
                                                            --------------------------------
                                                               2005        2004       2003
                                                           (Restated)  (Restated)  (Restated)
                                                            --------------------------------
                                                                  (Dollars in thousands)
Cash flows from financing activities:
  Net increase (decrease) in customer and brokered
     deposit accounts                                        119,304      29,580     22,970
  Proceeds from advances from Federal Home Loan Bank         454,000     560,900    460,000
  Repayment of advances from Federal Home Loan Bank         (355,207)   (501,421)  (457,293)
  Proceeds from sale of securities under agreements to
     repurchase                                              311,900     223,980         --
  Repayment of securities sold under agreements to
     repurchase                                             (349,000)    (64,880)        --
  Cash dividends paid                                        (14,158)    (12,262)    (5,567)
  Stock options exercised                                         --         143        260
  Repurchase of common stock for treasury                       (695)       (180)      (352)
  Change in checks outstanding in excess of bank balances         --          --     (7,764)
  Change in escrows                                              986         136        396
                                                            --------------------------------
    Net cash provided by financing activities                167,130     235,996     12,650
                                                            --------------------------------
    Net increase (decrease) in cash and cash equivalents      17,071      (6,058)    20,153
    Cash and cash equivalents at beginning of period          18,263      24,321      4,168
                                                            --------------------------------

    Cash and cash equivalents at end of period              $ 35,334      18,263     24,321
                                                            ================================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)               $ 12,971      16,645     13,725
  Cash paid for interest                                      30,096      14,066     23,613

Supplemental schedule of non-cash investing and financing
  activities:
  Conversion of loans receivable to real estate owned       $ 11,268       3,860      8,008
  Conversion of real estate owned to loans receivable             --         168      1,638
  Capitalization of originated mortgage servicing rights         326           2        138
  Transfer of loans from held for sale to held for
     investment                                              200,515          --         --

In connection with the acquisition of CBES Bancorp, Inc. on December 19, 2002, the Company acquired assets of
$109.9 million, assumed liabilities of $94.3 million, received cash of $32.2 million, and paid cash of $15.6 million.





See accompanying notes to consolidated financial statements.

NASB Financial, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity



                                                                          Accumulated
                                        Additional                           other          Total
                                Common   paid-in    Retained   Treasury  comprehensive   stockholders'
                                 stock    capital   earnings     stock   (loss) income      equity
                              ---------------------------------------------------------------------
                                                         (Dollars in thousands)

Balance at October 1, 2002    $  1,470    15,862    108,367    (16,716)        463         109,446
Comprehensive income:
  Net income                        --        --     23,969         --          --          23,969
  Other comprehensive income,
   net of tax:
   Unrealized loss on securities    --        --         --         --        (313)           (313)
                                                                                         ----------
  Total comprehensive income                                                                23,656
 Cash dividends paid                --        --     (5,567)        --          --          (5,567)
 Stock options exercised             6       254         --         --          --             260
 Purchase of common stock
   for treasury                     --        --         --       (361)         --            (361)
                              ---------------------------------------------------------------------
Balance at September 30, 2003 $  1,476    16,116    126,769    (17,077)        150         127,434
Comprehensive income:
  Net income                        --        --     25,156         --          --          25,156
  Other comprehensive income,
   net of tax:
   Unrealized loss on securities    --        --         --         --      (1,300)         (1,300)
                                                                                         ----------
  Total comprehensive income                                                                23,856
 Cash dividends paid                --        --    (12,262)        --          --         (12,262)
 Stock options exercised             3       140         --         --          --             143
 Purchase of common stock
   for treasury                     --        --         --       (180)         --            (180)
                              ---------------------------------------------------------------------
Balance at September 30, 2004 $  1,479    16,256    139,663    (17,257)     (1,150)        138,991
Comprehensive income:
  Net income                        --        --     25,826         --          --          25,826
  Other comprehensive income,
   net of tax:
   Unrealized loss on securities    --        --         --         --      (1,077)         (1,077)
                                                                                         ----------
  Total comprehensive income                                                                24,749
 Cash dividends paid                --        --    (14,158)        --          --         (14,158)
 Purchase of common stock
   for treasury                     --        --         --       (695)         --            (695)
                              ---------------------------------------------------------------------
Balance at September 30, 2005 $  1,479    16,256    151,331    (17,952)     (2,227)        148,887
                              ======================================================================



See accompanying notes to consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of NASB Financial, Inc. (the "Company"), its wholly-owned subsidiary, North American Savings Bank, F.S.B. (the "Bank"), and the Bank's wholly-owned subsidiary, Nor-Am Service Corporation. All significant inter-company transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of cash on hand plus interest-bearing deposits in the Federal Home Loan Bank of Des Moines totaling $14.9 million and $10.1 million as of September 30, 2005 and 2004, respectively. In addition, the Bank has interest-bearing deposits with various brokers totaling $12.7 million as of September 30, 2005, which are pledged as collateral to secure the liability resulting from securities sold under agreements to repurchase.

SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
     Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities not classified as held to maturity or trading are classified as available for sale. As of September 30, 2005 and 2004, the Company had no assets designated as trading. Securities and mortgage-backed securities classified as available for sale are recorded at their fair values, with unrealized gains and losses, net of income taxes, reported as accumulated other comprehensive income or loss.

     Premiums and discounts are recognized as adjustments to interest income over the life of the securities using a method that approximates the level yield method. Gains or losses on the disposition of securities are based on the specific identification method. Market prices are obtained from broker-dealers and reflect estimated offer prices.

     To the extent management determines a decline in value in a security or mortgage-backed security available for sale to be other than temporary, the Bank will include such expense in the consolidated statements of income.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     Mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and discounts, which are recognized as adjustments to interest income over the life of the securities using the level-yield method.

     To the extent management determines a decline in value in a mortgage-backed security held to maturity to be other than temporary, the Company will adjust the carrying value and include such expense in the consolidated statements of income.

LOANS RECEIVABLE HELD FOR SALE
     At the time of origination, management designates as held for sale those loans that it does not intend to hold to maturity. Accordingly, such loans are carried at the lower of amortized cost (outstanding principal balance adjusted for unamortized deferred loan fees and costs) or market value. Market values for such loans are determined based on sale commitments or dealer quotations. Gains or losses on such sales are recognized using the specific identification method. Interest, including amortization and accretion of deferred loan fees and costs, is included in interest income.

LOANS RECEIVABLE HELD FOR INVESTMENT, NET
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal less an allowance for loan losses, undisbursed loan funds and unearned discounts and loan fees, net of certain direct loan origination costs. Interest on loans is credited to income as earned and accrued only when it is deemed collectible. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears or recorded as income, depending on Bank management's assessment of the ultimate collectibility of the loan. Nonaccrual loans may be restored to accrual status when principal and interest become current and the full payment of principal and interest is expected.

     Net loan fees and direct loan origination costs are deferred and amortized as yield adjustments to interest income using the level-yield method over the contractual lives of the related loans.

ALLOWANCE FOR LOAN LOSSES
     The Bank considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Bank records a loss valuation equal to the excess of the loan's carrying value over the present value of the estimated future cash flows discounted at the loan's effective rate based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. One-to-four family residential loans and consumer loans are collectively evaluated for impairment. Loans on residential properties with greater than four units, on construction and development and commercial properties are evaluated for impairment on a loan by loan basis. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In management's opinion, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in the Bank's loan portfolio.

FORECLOSED ASSETS HELD FOR SALE
     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the "new basis") and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. Adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed depending on the adequacy of the down payment and other requirements.

PREMISES AND EQUIPMENT
     Premises and equipment are recorded at cost, less accumulated depreciation. Depreciation of premises and equipment is provided over the estimated useful lives (from three to forty years for buildings and improvements, and from three to ten years for furniture, fixtures, and equipment) of the respective assets using the straight-line method. Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred.

INVESTMENT IN LLC's
     The Company is a partner in two limited liability companies, which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

STOCK OPTIONS
     The Company has a stock-based employee compensation plan which is described more fully in Note 17. The Company applies Accounting Principles Board Opinion ("APB") No. 25 in accounting for its Option Plan, under which no compensation cost has been recognized for stock option awards. For purposes of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option pricing model. Had compensation cost for the Option Plan been determined in accordance with the fair value accounting method prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share on a pro forma basis would have been as presented in the following table. Dollar amounts are expressed in thousands, except per share data.

                            2005      2004      2003
                         ------------------------------
Net Income:
  As reported            $ 25,826    25,156    23,969
  Pro forma                25,813    25,144    23,969
Basic earnings per share:
  As reported            $   3.06      2.98      2.84
  Pro forma                  3.06      2.97      2.84
Diluted earnings per share:
  As reported            $   3.05      2.97      2.84
  Pro forma                  3.05      2.97      2.84

INCOME TAXES
     The Company files a consolidated Federal income tax return with its subsidiaries using the accrual method of accounting.

     The Company provides for income taxes using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     The Bank's bad debt deduction for the years ended September 30, 2005 and 2004, was based on the specific charge off method. The percentage method for additions to the tax bad debt reserve was used prior to the fiscal year ended September 30, 1997. Under the current tax rules, Banks are required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year." The recapture of the excess reserve was completed over a six-year phase-in-period that began with the fiscal year ended September 30, 1999. A deferred income tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. Retained earnings include approximately $3.7 million representing such bad debt reserve for which no deferred taxes have been provided. Distributing the Bank's capital in the form of stock redemptions caused the Bank to recapture a significant amount of its bad debt reserve prior to the phase-in period.

MORTGAGE SERVICING RIGHTS
     Servicing assets and other retained interests in transferred assets are measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities are subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values.

     Originated mortgage servicing rights are recorded at cost based upon the relative fair values of the loans and the servicing rights. Servicing release fees paid on comparable loans and discounted cash flows are used to determine estimates of fair values. Purchased mortgage servicing rights are acquired from independent third-party originators and are recorded at the lower of cost or fair value. These rights are amortized in proportion to and over the period of expected net servicing income or loss.
     Impairment Evaluation - The Bank evaluates the carrying value of capitalized mortgage servicing rights on a periodic basis based on their estimated fair value. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Bank stratifies the rights based on their predominant risk characteristics. The significant risk characteristics considered by the Bank are loan type, period of origination and stated interest rate. If the fair value estimated, using a discounted cash flow methodology, is less than the carrying amount of the portfolio, the portfolio is written down to the amount of the discounted expected cash flows utilizing a valuation allowance. The Bank utilizes consensus market prepayment assumptions and discount rates to evaluate its capitalized servicing rights, which considers the risk characteristics of the underlying servicing rights. During the years ended September 30, 2005 and 2004, the value of mortgage servicing rights increased, which resulted in a recovery of valuation allowance of $2,000 and $36,000, respectively.

DERIVATIVE INSTRUMENTS
     The Bank regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require the Bank to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As of September 30, 2005 and 2004, the fair value of loan related commitments resulted in a net asset of $55,000 and a liability of $216,000, respectively.

REVENUE RECOGNITION
     Interest income, loan servicing fees, customer service fees and charges and ancillary income related to the Bank's deposits and lending activities are accrued as earned.

EARNINGS PER SHARE
     Earnings per share have been computed based upon the weighted-average common shares outstanding during the year. Diluted earnings per share is computing using the weighted average common shares and all potential dilutive common shares outstanding during the year. Dilutive securities consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

     The computations of basic and diluted earnings per share are presented in the following table. Dollar amounts are expressed in thousands, except per share data.

                                        Year Ended September 30,
                                 --------------------------------------
                                       2005         2004        2003
                                 --------------------------------------
Net income                          $  25,826       25,156      23,969

Average common shares outstanding   8,450,769    8,455,734   8,433,713
Average common share  stock
   Options outstanding                 16,739        3,068      11,648
                                 --------------------------------------
Average diluted common shares       8,467,508    8,458,802   8,445,361

Earnings per share:
  Basic earnings per share          $    3.06         2.98        2.84
  Diluted earnings per share             3.05         2.97        2.84


RECENTLY ISSUED ACCOUNTING STANDARDS
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and subsequently revised through Interpretation No. 46(R) in December 2003, which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement affects the classification, measurement, and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. This statement was effective for certain financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method. The provisions of SFAS No. 123(R) will be effective for the Company's annual financial statements for periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123(R) will have a material impact on the consolidated financial statements.

USE OF ESTIMATES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates were used to establish loss reserves, the valuation of mortgage servicing rights, and fair values of financial instruments. Actual results could differ from those estimates.

RECLASSIFICATIONS
     Certain amounts for 2004 and 2003 have been reclassified to conform to the current year presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Estimated fair value amounts have been determined using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount that could be realized in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument presented as of September 30, 2005 and 2004:

CASH AND CASH EQUIVALENTS
The carrying amount reported in the consolidated balance sheets is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE
Fair values are based on quoted market prices, where available.

MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
Fair values are based on quoted market prices, where available. When quoted market prices are unavailable, fair values are computed using consensus estimates of prepayment speeds and market spreads to treasury securities.

STOCK IN FEDERAL HOME LOAN BANK ("FHLB")
The carrying value of stock in Federal Home Loan Bank approximates its fair value.

LOANS RECEIVABLE HELD FOR SALE
Fair values of mortgage loans held for sale are based on quoted market prices for loans with no current commitment to sell. Fair values of mortgage loans sold forward are based on the committed prices.

LOANS RECEIVABLE HELD FOR INVESTMENT
Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

MORTGAGE SERVICING RIGHTS
The estimated fair values of mortgage servicing rights are determined by discounting estimated future cash flows using a market rate of interest and consensus estimates of prepayment speeds.

CUSTOMER DEPOSIT ACCOUNTS
The estimated fair values of demand deposits and savings accounts are equal to the amount payable on demand at the reporting date. Fair values of certificates of deposit are computed at fixed spreads to treasury securities with similar maturities.

ADVANCES FROM FEDERAL HOME LOAN BANK
The estimated fair values of advances from FHLB are determined by discounting the future cash flows of existing advances using rates currently available for new advances with similar terms and remaining maturities.

COMMITMENTS TO ORIGINATE, PURCHASE AND SELL LOANS
The estimated fair value of commitments to originate, purchase, or sell loans is based on the fees currently charged to enter into similar agreements and the difference between current levels of interest rates and the committed rates.

(2) SECURITIES AVAILABLE FOR SALE

     Summaries of securities available for sale are provided in the following tables. Dollar amounts are expressed in thousands.


                                        September 30, 2005
                           --------------------------------------------
                                         Gross       Gross    Estimated
                            Amortized  unrealized  unrealized    fair
                              cost       gains       losses      value
                        -----------------------------------------------
Equity securities           $   180         --           --         180
Municipal securities             57         --           --          57
                           --------------------------------------------
   Total                    $   237         --           --         237
                           ============================================


                                        September 30, 2004
                           --------------------------------------------
                                         Gross       Gross    Estimated
                            Amortized  unrealized  unrealized    fair
                              cost       gains       losses      value
                        -----------------------------------------------
Equity securities           $   180         --           --         180
Municipal securities             64         --           --          64
                           --------------------------------------------
   Total                    $   244         --           --         244
                           ============================================


     There were no sales of securities available for sale during the year ended September 30, 2005. During the year ended September 30, 2004, gross gains of $367,000 and no losses were recognized on the sale of securities available for sale. During the year ended September 30, 2003, gross gains of $262,000 and gross losses of $13,000 were recognized on the sale of securities available for sale.

     The scheduled maturities of securities available for sale at September 30, 2005, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                           Amortized  unrealized  unrealized     fair
                             cost       gains       losses       value
                           --------------------------------------------
No stated maturity         $    180         --           --         180
Due from one to five years       22         --           --          22
Due from five to ten years       31         --           --          31
Due after ten years               4         --           --           4
                           --------------------------------------------
   Total                   $    237         --           --         237
                           ============================================


(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following tables present a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.







                                                     September 30, 2005
                                    -----------------------------------------------------
                                                    Gross       Gross          Estimated
                                     Amortized   unrealized   unrealized         fair
                                       cost        gains        losses           value
                                    -----------------------------------------------------
Pass-through certificates guaranteed
  by GNMA - fixed rate              $     361         --            (4)            357
Pass-through certificates guaranteed
  by FNMA - adjustable rate            18,995         --          (525)         18,470
FHLMC participation certificates:
    Fixed rate                          1,607         --           (88)          1,519
    Adjustable rate                   111,960         --        (3,004)        108,956
                                    -----------------------------------------------------
       Total                        $ 132,923         --        (3,621)        129,302
                                    =====================================================


                                                     September 30, 2004
                                    -----------------------------------------------------
                                                    Gross       Gross          Estimated
                                     Amortized   unrealized   unrealized         fair
                                       cost        gains        losses           value
                                    -----------------------------------------------------
Pass-through certificates guaranteed
  by GNMA - fixed rate              $     530          4            --             534
Pass-through certificates guaranteed
  By FNMA - adjustable rate            26,577         --          (341)         26,236
FHLMC participation certificates:
    Fixed rate                          1,977         --           (88)          1,889
    Adjustable rate                   143,719         --        (1,445)        142,274
                                    -----------------------------------------------------
       Total                        $ 172,803          4        (1,874)        170,933
                                    =====================================================






     During the year ended September 30, 2004, gross gains of $358,000 and no losses were recognized on the sale of mortgage-backed securities available for sale. There were no sales of mortgage-backed securities available for sale during the years ended September 30, 2005, or 2003.

     During the quarter ended September 30, 2002, the Bank transferred a mortgage-backed security with an amortized cost of $1.2 million from the held to maturity category to the available for sale category. Prior to the transfer, the security was deemed impaired and a loss of $311,000 was recorded to write it down to fair market value. Thus, there were no unrealized gains or losses at the date of transfer. The decision was made to transfer the security after it was determined that there was a significant deterioration in the underlying credit. During the year ended September 30, 2004, this mortgage-backed security was sold, and a gain of $358,000 was recognized.

     The following tables present a summary of the fair value and gross unrealized losses of those mortgage-backed securities available for sale which had unrealized losses at September 30, 2005 and 2004. Dollar amounts are expressed in thousands.


                                        September 30, 2005
                          ---------------------------------------------
                           Less Than 12 Months      12 Months or Longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Pass-through certificates
   guaranteed by GNMA:
     Fixed rate            $     357          4    $      --         --
Pass-through certificates
   guaranteed by FNMA:
     Adjustable rate              --         --       18,470        525
FHLMC participation
   certificates:
     Fixed rate                   --         --        1,519         88
     Adjustable rate              --         --      108,956      3,004
                          ---------------------------------------------
   Total                   $     357          4    $ 128,945      3,617
                          =============================================


                                        September 30, 2004
                          ---------------------------------------------
                           Less Than 12 Months      12 Months or Longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Pass-through certificates
   guaranteed by FNMA:
     Adjustable rate       $  26,236        341    $      --         --
FHLMC participation
   certificates:
     Fixed rate                   --         --        1,889         88
     Adjustable rate         142,274      1,445           --         --
                          ---------------------------------------------
   Total                   $ 168,510      1,786    $   1,889         88
                          =============================================

     Based upon evaluation of available evidence, including changes in market interest rates during fiscal years 2005 and 2004, management believes the declines in fair value of these securities are temporary. Should the impairment of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

     The scheduled maturities of mortgage-backed securities available for sale at September 30, 2005, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                           Amortized  unrealized  unrealized     fair
                             cost       gains       losses       value
                           --------------------------------------------
Due after ten years        $ 132,923       --      (3,621)     129,302
                           ============================================


     Actual maturities of mortgage-backed securities available for sale may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to call or prepay certain obligations.

     The principal balances of mortgage-backed securities held to available for sale that are pledged to secure certain obligations of the Bank as of September 30 are as follows. Dollar amounts are expressed in thousands.

                                         September 30, 2005
                         ----------------------------------------------
                                         Gross       Gross    Estimated
                             Amortized  unrealized  unrealized    fair
                               cost       gains      losses       value
                         ----------------------------------------------
Customer deposit accounts  $    2,329        --        (71)       2,258
Securities sold under
   agreements to repurchase   120,997        --     (3,252)     117,745
                          ---------------------------------------------
                           $  123,326        --     (3,323)     120,003
                         ==============================================


                                         September 30, 2004
                         ----------------------------------------------
                                         Gross       Gross    Estimated
                             Amortized  unrealized  unrealized    fair
                               cost       gains      losses       value
                         ----------------------------------------------
Customer deposit accounts  $    1,311         2        (28)       1,285
Securities sold under
   agreements to repurchase   169,720        --     (1,779)     167,941
                          ---------------------------------------------
                           $  171,031         2     (1,807)     169,226
                         ==============================================


(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following tables present a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.




                                                    September 30, 2005
                                    -----------------------------------------------------
                                                    Gross       Gross          Estimated
                                     Amortized   unrealized   unrealized         fair
                                       cost        gains        losses           value
                                    -----------------------------------------------------
FHLMC participation certificates:
  Fixed rate                        $     194         12            --             206
FNMA pass-through certificates:
  Fixed rate                              104          1            --             105
  Balloon maturity and
    adjustable rate                        82         --            --              82
Pass-through certificates guaranteed
  by GNMA - fixed rate                     51          3            --              54
                                    ----------------------------------------------------
     Total                         $      431         16            --             447
                                    =====================================================




                                                    September 30, 2004
                                    -----------------------------------------------------
                                                    Gross       Gross          Estimated
                                     Amortized   unrealized   unrealized         fair
                                       cost        gains        losses           value
                                    -----------------------------------------------------
FHLMC participation certificates:
  Fixed rate                        $     302         23            --             325
FNMA pass-through certificates:
  Fixed rate                               85         --            --              85
  Balloon maturity and
    adjustable rate                       118          1            --             119
Pass-through certificates guaranteed
  by GNMA - fixed rate                     87          7            --              94
Collateralized mortgage
  obligation bonds                         22         --            --              22
                                    ----------------------------------------------------
     Total                         $      614         31            --             645
                                    =====================================================










     The scheduled maturities of mortgage-backed securities held to maturity at September 30, 2005, are presented in the following table. Dollar amounts are expressed in thousands.


                                       Gross        Gross     Estimated
                           Amortized  unrealized  unrealized     fair
                             cost       gains       losses       value
                          --------------------------------------------
Due from one to five years $   104           6          --         110
Due from five to ten years      64           3          --          67
Due after ten years            263           7          --         270
                         ---------------------------------------------
     Total                 $   431          16          --         447
                         =============================================


     Actual maturities of mortgage-backed securities held to maturity may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to call or prepay certain obligations.

     The principal balances of mortgage-backed securities held to maturity that are pledged to secure certain obligations of the Bank as of September 30 are as follows. Dollar amounts are expressed in thousands.

                                       September 30, 2005
                        ----------------------------------------------
                                       Gross       Gross     Estimated
                           Amortized  unrealized  unrealized    fair
                             cost       gains      losses       value
                        ----------------------------------------------
Customer deposit accounts $    355        13         --           368
                        ==============================================


                                      September 30, 2003
                        ----------------------------------------------
                                       Gross       Gross     Estimated
                           Amortized  unrealized  unrealized    fair
                             cost       gains      losses       value
                        ----------------------------------------------
Customer deposit accounts $   528        26          --           554
                        ==============================================



     All dispositions of mortgage-backed securities held to maturity during fiscal 2005, 2004, and 2003 were the result of maturities or calls.

(5) LOANS RECEIVABLE

     The following table provides a detail of loans receivable as of September 30. Dollar amounts are expressed in thousands.


HELD FOR INVESTMENT                           2005           2004
                                         ---------------------------
Mortgage loans:
  Permanent loans on:
    Residential properties              $   388,142        178,282
    Business properties                     428,566        413,887
    Partially guaranteed by VA or
      insured by FHA                          3,314          6,667
    Construction and development            501,072        378,154
                                         ---------------------------
Total mortgage loans                      1,321,094        976,990
Commercial loans                             54,182         40,250
Installment loans and lease financing
  to individuals                             21,413         22,489
                                         ---------------------------
Total loans receivable held
  for investment                          1,396,689      1,039,729
Less:
  Undisbursed loan funds                   (158,854)      (157,881)
  Unearned discounts and fees on
    loans, net of deferred costs             (3,785)        (5,526)
                                         ---------------------------
    Net loans receivable held
      for investment                    $ 1,234,050        876,322
                                         ===========================



HELD FOR SALE                                 2005           2004
                                         ---------------------------
Mortgage loans:
  Permanent loans on
    residential properties              $   147,412        268,724
 Less:
  Undisbursed loan funds                    (53,288)       (22,460)
  Unearned discounts and fees on loans,
    net of deferred costs                         6            204
                                          --------------------------
    Net loans receivable held for sale  $    94,130        246,468
                                          ==========================

     During the quarter ended September 30, 2005, the Bank transferred $200.5 million of permanent mortgage loans on residential properties from the held for sale category to the held for investment category. The decision to make this transfer was based upon the fact that there were no foreseeable future events which would cause the Bank to sell these loans.

     Included in the loans receivable balances are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions of approximately $151,000 and $331,000 at September 30, 2005 and 2004, respectively.

     Whole loans and participations serviced for others were approximately $107.1 million and $118.7 million at September 30, 2005 and 2004, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets.

     First mortgage loans were pledged to secure FHLB advances in the amount of approximately $845.8 million and $706.6 million at September 30, 2005 and 2004, respectively.

     Aggregate loans to executive officers, directors and their associates, including companies in which they have partial ownership interest, did not exceed 5% of equity as of September 30, 2005 and 2004. Such loans were made under terms and conditions substantially the same as loans made to parties not affiliated with the Bank.

     As of September 30, 2005 and 2004, loans with an aggregate principal balance of approximately $5.6 million and $15.7 million, respectively, were on nonaccrual status. Gross interest income would have increased by $253,000, $1.2 million and $415,000 for the years ended September 30, 2005, 2004 and 2003, respectively, if the nonaccrual loans had been performing.

     The following table presents the activity in the allowance for losses on loans for 2005, 2004, and 2003. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


                                     2005       2004       2003
                                 ---------------------------------
Balance at beginning of year     $  8,221      7,986      5,865
  Provisions                          522        465        538
  Charge-offs                      (1,265)      (319)      (180)
  Recoveries                           58         89        454
  Acquired in merger                   --         --      1,309
                                 ---------------------------------
Balance at end of year           $  7,536      8,221      7,986
                                 =================================


     The following tables provide a summary of information on impaired loans. Dollar amounts are expressed in thousands.

                                                  September 30,
                                                ----------------
                                                   2005   2004
                                                ----------------
  Impaired loans with a valuation allowance     $ 1,608  5,207
  Impaired loans without a valuation allowance       --     --
                                                ----------------
                                                $ 1,608  5,207
                                                ================
   Valuation applicable to impaired loans       $   447  1,407
                                                ================

                                               2005    2004    2003
                                             ------------------------
   Average balance of impaired loans        $ 3,445   5,443   4,048
   Interest income recognized on
       impaired loans                           119     106     607
   Interest income received on a cash basis
       on impaired loans                        132     150     534


     During fiscal 2001, the Bank restructured one $3.5 million loan participation secured by a nursing home in Eau Claire, Wisconsin, which was the result of the borrower's bankruptcy reorganization. In the restructuring, the interest rate was reduced and accrued interest was capitalized to the loan balance. At September 30, 2004, the Bank had a valuation allowance of $821,000 against this loan, which results in a net carrying value of $2.7 million. During the year ended September 30, 2005, the Bank foreclosed on this loan. The property was subsequently sold, and the Company recognized a gain of $680,000.

     Although the Bank has a diversified loan portfolio, a substantial portion is secured by real estate. The following table presents information as of September 30 about the location of real estate that secures loans in the Bank's mortgage loan portfolio. The line item "Other" includes total investments in other states of less than $10 million each. Dollar amounts are expressed in thousands.






                                           2005
                 -------------------------------------------------------------
                       Residential
                 ----------------------              Construction
                    1-4     5 or more    Commercial      and
State             family     family      real estate  development     Total
------------------------------------------------------------------------------
Missouri        $ 257,022     54,332       72,570       286,621       670,545
Kansas             74,450      8,901       20,921       213,115       317,387
Colorado            1,128     12,786       74,535            --        88,449
Texas               2,577     14,000       35,958            --        52,535
Oklahoma            1,828        467       22,913            --        25,208
Illinois            7,594        860       12,180            --        20,634
Florida            10,859        979        6,425            --        18,263
Iowa                9,851      3,655        2,632         1,336        17,474
Arizona             5,786        756        5,920            --        12,462
Indiana             3,454         --        7,273            --        10,727
Other              25,628      6,817       54,965            --        87,410
                 -------------------------------------------------------------
                $ 400,177    103,553      316,292       501,072     1,321,094
                 =============================================================




                                           2004
                 -------------------------------------------------------------
                       Residential
                 ----------------------              Construction
                    1-4     5 or more    Commercial      and
State             family     family      real estate  development     Total
------------------------------------------------------------------------------
Missouri        $ 118,188     62,239       75,356       229,567       485,350
Kansas             41,292     11,729       28,838       148,587       230,446
Colorado              459     14,538       77,369            --        92,366
Texas               1,490     17,321       11,975            --        30,786
Oklahoma            2,501        476       23,394            --        26,371
Iowa                8,557      3,725        8,882            --        21,164
Illinois            2,825        890       15,093            --        18,808
Wisconsin             204         --       10,459            --        10,663
Other              18,649      3,628       38,759            --        61,036
                 -------------------------------------------------------------
                $ 194,165    114,546      290,125       378,154       976,990
                 =============================================================







     Proceeds from the sale of loans receivable held for sale during fiscal 2005, 2004 and 2003, were $1,223.5 million, $979.3 million, and $858.4 million, respectively. In fiscal 2005, the Bank realized gross gains of $18.3 million and gross losses of $406,000 on those sales. In fiscal 2004, gross gains of $14.2 million and gross losses of $2.3 million were realized. In fiscal 2003, the Bank realized gross gains of $16.3 million and $3.4 million of gross losses.


(6) FORECLOSED ASSETS HELD FOR SALE

     The following table presents real estate owned and other repossessed property as of September 30. Dollar amounts are expressed in thousands.


                                          2005       2004
                                        -------------------
Real estate acquired through (or deed in
  lieu of) foreclosure                  $ 7,955      5,107
Less: allowance for losses                 (195)    (1,093)
                                        --------------------
    Total                               $ 7,760      4,014
                                        ====================


     The allowance for losses on real estate owned includes the following activity for the years ended September 30. Dollar amounts are expressed in thousands.


                                 2005     2004     2003
                               --------------------------
Balance at beginning of year $   1,093    1,019      646
Provisions                        (899)    (237)   1,984
Charge-offs                     (1,168)    (273)  (2,365)
Recoveries                       1,169      584      754
                               --------------------------
Balance at end of year       $     195    1,093    1,019
                               ==========================


(7) PREMISES AND EQUIPMENT

     The following table summarizes premises and equipment as of September 30. Dollar amounts are expressed in thousands.

                                       2005       2004
                                    -------------------
Land                                $ 2,676      2,676
Buildings and improvements           11,023      8,428
Furniture, fixtures and equipment     8,843      8,273
                                    -------------------
                                     22,542     19,377
  Accumulated depreciation          (11,984)   (10,896)
                                    -------------------
  Total                            $ 10,558      8,481
                                    ===================

Certain facilities of the Bank are leased under various operating leases. Amounts paid for rent expense for the fiscal years ended
September 30, 2005, 2004, and 2003 were approximately $905,000,
$937,000, and $724,000, respectively.

     Future minimum rental commitments under noncancelable leases are presented in the following table. Dollar amounts are expressed in thousands.


                    Fiscal year ended
                    September 30,		      Amount
                   -----------------------------------
                    2006                       $ 1,009
                    2007                           806
                    2008                           630
                    2009                           165
                    2010                            83


(8) INVESTMENT IN LLC'S

     During the year ended September 30, 2004, the Company became a partner in Central Platte Holdings, LLC, which was formed for the purpose of purchasing and developing eight hundred acres of vacant land in Platte County, Missouri. The Company's investment in this partnership was $9.6 million at September 30, 2005. This investment is accounted for using the equity method of accounting.

     During the year ended September 30, 2002, the Company became a partner in NBH, LLC, which was formed for the purpose of purchasing and developing eighty-six acres of vacant land in Platte County, Missouri. The Company's investment in this partnership was $2.6 million at September 30, 2005. This investment is accounted for using the equity method of accounting.


(9) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the years ended September 30. Dollar amounts are expressed in thousands.


                                          2005      2004      2003
                                       ----------------------------
Balance at beginning of year           $   839     1,191     2,957
Additions:
  Originated mortgage servicing rights     326         2       139
  Acquired in merger                        --        --       122
Reductions:
  Amortization                            (256)     (390)   (2,408)
  Impairment recovery                        2        36       381
                                       ----------------------------
Balance at end of year                 $   911       839     1,191
                                       ============================

(10) CUSTOMER DEPOSIT ACCOUNTS

     Customer deposit accounts as of September 30 are illustrated in the following table. Dollar amounts are expressed in thousands.


                                   2005                  2004
                             -----------------    ----------------
                               Amount      %         Amount      %
-------------------------------------------------------------------
Demand deposit accounts     $  82,596     10         84,016     12
Savings accounts               97,435     12        104,277     15
Money market demand accounts   12,271      2         16,453      2
Certificate accounts          515,590     64        448,954     66
Brokered accounts              94,802     12         30,040      5
                             -----------------    -----------------
                            $ 802,694    100        683,740    100
                             =================    =================
Weighted average interest rate   2.96%                 2.04%
                             ===========          ============

     The aggregate amount of deposit accounts in excess of $100,000 was approximately $121.1 million and $98.8 million as of September 30, 2005 and 2004, respectively.

     The following table presents contractual maturities of certificate and brokered accounts as of September 30, 2005. Dollar amounts are expressed in thousands.


                 Maturing during the fiscal year ended September 30,
              ---------------------------------------------------------
                                                        2011 and
                 2006    2007    2008    2009    2010    after   Total
              ---------------------------------------------------------
Certificate
    accounts $ 374,563  60,422  52,804   9,626  10,902   7,273  515,590
Brokered
    accounts    94,802      --      --      --      --      --   94,802
              ---------------------------------------------------------
               469,365  60,422  52,804   9,626  10,902   7,273  610,392
              =========================================================


     The following table presents interest expense on customer deposit accounts for the years ended September 30. Dollar amounts are expressed in thousands.

                             2005       2004       2003
                          --------------------------------
Savings accounts          $  1,036        975      1,392
Money market demand and
  demand deposit accounts      421        396        535
Certificate and brokered
  accounts                  15,625     11,426     12,513
                          --------------------------------
                          $ 17,082     12,797     14,440
                          ================================


(11) ADVANCES FROM FEDERAL HOME LOAN BANK

     Advances from the FHLB are secured by all stock held in the FHLB, mortgage-backed securities and first mortgage loans with aggregate unpaid principal balances equal to at least 150% of outstanding advances not secured by FHLB stock. The following table provides a summary of advances by year of maturity as of September 30. Dollar amounts are expressed in thousands.

                                     2005                 2004
                              -----------------    -----------------
                                       Weighted             Weighted
                                       Average               Average
Year ended September 30,       Amount    Rate       Amount     Rate
--------------------------------------------------------------------
     2005                    $     --       --   $ 335,433     2.00%
     2006                     424,549     3.76%        550     5.25%
     2007                      30,567     4.01%        567     5.25%
     2008                       3,586     5.02%      3,586     5.02%
     2009                         435     5.25%        435     5.25%
     2010 through 2015          6,770     5.77%      6,770     5.77%
                             ------------------    -----------------
                            $ 465,907     3.81%  $ 367,341     2.11%
                             ==================    =================

(12) REPURCHASE AGREEMENTS

     The Bank has sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The following table provides a summary of repurchase agreements, including the repurchase liability and the asset value by number of days to maturity as of September 30. Asset value consists of securities sold under agreement to repurchase and money market accounts pledged as collateral. Dollar amounts are expressed in thousands.

                                              2005
                              --------------------------------------
                             Repurchase Liability     Asset Value
                              -----------------    -----------------
                                       Weighted            Estimated
                                       Average                Fair
Number of days to maturity     Amount    Rate       Amount    Value
--------------------------------------------------------------------
     Less than 30 days      $  61,000     2.77%  $  65,745    64,224
     From 30 to 90 days         8,500     3.66%      9,418     9,158
     Over 90 days              52,500     3.49%     58,491    57,020
                             ------------------    -----------------
                            $ 122,000     3.14%  $ 133,654   130,402
                             ==================    =================



                                              2004
                              --------------------------------------
                             Repurchase Liability     Asset Value
                              -----------------    -----------------
                                       Weighted            Estimated
                                       Average                Fair
Number of days to maturity     Amount    Rate       Amount    Value
--------------------------------------------------------------------
     Less than 30 days      $  89,100     1.39%  $  94,549    93,622
     From 30 to 90 days         4,000     1.83%      4,711     4,662
     Over 90 days              66,000     1.50%     70,460    69,657
                             ------------------    -----------------
                            $ 159,100     1.45%  $ 169,720   167,941
                             ==================    =================


(13) INCOME TAXES PAYABLE

     The differences between the effective income tax rates and the statutory federal corporate tax rate for the years ended September 30 are as follows:


                                            2005     2004     2003
                                          --------------------------
Statutory federal income tax rate           35.0%    35.0%    35.0%
State income taxes, net of federal benefit   3.0      3.0      3.1
Other, net                                  (1.9)    (1.2)     0.4
                                          --------------------------
                                            36.1%    36.8%    38.5%
                                          ==========================


     Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expense for tax purposes and financial statement purposes. The following table lists these temporary differences and their related tax effect for the years ended September 30. Dollar amounts are expressed in thousands.


                                          2005     2004     2003
                                      ----------------------------
Deferred loan fees and costs          $    263       13        9
Accrued interest receivable                 (1)      (2)      (2)
Tax depreciation vs. book
   depreciation                           (126)     234      100
Basis difference on investments            (30)      78     (343)
Loan loss reserves                         915     (362)    (392)
Mark-to-market adjustment                  716    1,325     (255)
Mortgage servicing rights                   44      (78)    (367)
Prepaid expenses                           (83)      12        9
Other                                      222      158      150
                                      ----------------------------
                                      $  1,920    1,378  (1,091)
                                      ============================

     The tax effect of significant temporary differences representing deferred tax assets (liabilities) are presented in the following table. Dollar amounts are expressed in thousands.


                                                      2005     2004
                                                    -----------------
Deferred income tax assets:
  Loan loss reserves                                $ 3,246    4,161
  Book depreciation in excess of tax depreciation       325      199
  Unrealized loss on securities available for sale    1,397      722
  Deferred loan fees and costs                           --       28
                                                    -----------------
                                                      4,968    5,110
                                                    -----------------
Deferred income tax liabilities:
  Mark-to-market adjustment                          (1,474)    (758)
  Mortgage servicing rights                            (223)    (179)
  Accrued interest receivable                            (3)      (4)
  Basis difference on investments                       (63)     (93)
  Deferred loan fees and costs                         (235)      --
  Prepaid expenses                                       --      (83)
  Other                                                (299)     (78)
                                                     ----------------
                                                     (2,297)  (1,195)
                                                     ----------------
    Net deferred tax asset                          $ 2,671    3,915
                                                     ================



(14) STOCKHOLDERS' EQUITY

     During fiscal 2005, the Company paid quarterly cash dividends on common stock of $0.225 per share on February 25, 2005, May 27, 2005, and August 26, 2005, and $1.00 per share on November 26, 2004.

     During fiscal 2004, the Company paid quarterly cash dividends on common stock of $0.20 per share on February 27, 2004, May 28, 2004, and August 27, 2004, and $0.85 per share on November 28, 2003.

     During fiscal 2003, the Company paid quarterly cash dividends on common stock of $0.17 per share on February 28, 2003, May 23, 2003, and August 29, 2003, and $0.15 per share on November 22, 2002.

     During fiscal 2005, the Company repurchased 18,000 shares of its own stock with a total value of $695,000 at the time of repurchase. During fiscal 2004, the Company repurchased 5,000 shares of its own stock with a total value of $180,000 at the time of repurchase. During fiscal 2003, the Company repurchased 14,500 shares of its own stock with a total value of $352,000 at the time of repurchase. In addition, four hundred shares of the Company's stock were acquired in the merger with CBES Bancorp, Inc., with a value of $10,000 at the time of acquisition.


(15) REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements as administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the Office of Thrift Supervision ("OTS"), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total risk-based capital (as defined) of 8%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1, total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes that, as of September 30, 2005, the Bank meets all capital adequacy requirements, to which it is subject.

     As of September 30, 2005 and 2004, the most recent guidelines from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management does not believe that there are any conditions or events occurring since notification that would change the Bank's category.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.
                                              September 30,
                                           ------------------
                                             2005      2004
-------------------------------------------------------------
GAAP capital (Bank only)                  $134,761   128,787
Adjustment for regulatory capital:
  Intangible assets                         (3,071)   (3,171)
  Disallowed servicing and deferred
    tax assets                              (4,596)   (5,351)
  Reverse the effect of SFAS No. 115         2,227     1,150
                                           ------------------
     Tangible capital                      129,321   121,415
  Qualifying intangible assets                  --        --
                                           ------------------
     Tier 1 capital (core capital)         129,321   121,415
  Qualifying general valuation allowance     6,941     6,360
                                           ------------------
     Risk-based capital                   $136,262   127,775
                                           ==================





                                                               As of September 30, 2005
                                         --------------------------------------------------------------

                                            Actual         Minimum Required for  Minimum Required to be
                                                              Capital Adequacy      "Well Capitalized"
                                         ----------------   -------------------  ---------------------
                                          Amount   Ratio      Amount    Ratio       Amount     Ratio
                                         ----------------    ------------------  ---------------------
Total capital to risk-weighted assets   $136,262    11.2%     97,221     >=8%       121,527     >=10%
Core capital to adjusted tangible assets 129,321     8.4%     61,632     >=4%        77,039     >=5%
Tangible capital to tangible assets      129,321     8.4%     23,112    >=1.5%           --      --
Tier 1 capital to risk-weighted assets   129,321    10.6%         --      --         72,916     >=6%







                                                               As of September 30, 2004
                                         --------------------------------------------------------------

                                            Actual         Minimum Required for  Minimum Required to be
                                                              Capital Adequacy      "Well Capitalized"
                                         ----------------   -------------------  ---------------------
                                          Amount   Ratio      Amount    Ratio       Amount     Ratio
                                         ----------------    ------------------  ---------------------
Total capital to risk-weighted assets   $127,775    12.7%     80,539     >=8%       100,674     >=10%
Core capital to adjusted tangible assets 121,415     9.0%     53,895     >=4%        67,369     >=5%
Tangible capital to tangible assets      121,415     9.0%     20,211    >=1.5%           --      --
Tier 1 capital to risk-weighted assets   121,415    12.1%         --      --         60,405     >=6%





(16) EMPLOYEES' RETIREMENT PLAN

     Substantially all of the Bank's full-time employees participate in a 401(k) retirement plan (the "Plan"). The Plan is administered by Standard Insurance Company, through which employees can choose from a variety of retail mutual funds to invest their fund contributions.
Under the terms of the Plan, the Bank makes monthly contributions for the benefit of each participant in an amount that matches one-half of the participant's contribution, not to exceed 3% of the participants' monthly base salary, provided that the participant makes a monthly contribution of at least 1% of his or her monthly base salary and no greater than 50%, subject to certain limitations. All contributions made by participants are immediately vested and cannot be forfeited. Contributions made by the Bank, and related earnings thereon, become vested to the participants according to length of service requirements as specified in the Plan. Any forfeited portions of the contributions made by the Bank and the allocated earnings thereon are used to reduce future contribution requirements of the Bank. The Plan may be modified, amended or terminated at the discretion of the Bank.

     The Bank's contributions to the Plan amounted to $415,000, $330,000, and $328,000 for the years ended September 30, 2005, 2004, and 2003, respectively. These amounts have been included as compensation and fringe benefits expense in the accompanying consolidated statements of income.


(17) STOCK OPTION PLAN

     During fiscal year 1986, the Company's stockholders approved a stock option plan ("1986 Option Plan") through which options to purchase up to 10% of the number of shares of common stock originally issued, as adjusted for a 4-for-1 stock split in March 1999 and stock dividends, were granted to officers and employees of the Bank. The time frame for issuing new options under the 1986 Option Plan has expired and, as of September 30, 2005, there are no options granted under this plan that
remain outstanding.    Options were granted for a period of ten years.
The option price could not be less than 100% of the fair market value of the shares on the date of the grant.

     On January 27, 2004, the Company's stockholders approved a new equity stock option plan ("2004 Option Plan") through which options to purchase up to 250,000 shares of common stock may be granted to officers and employees of the Company. Options are granted for a period of ten years. The option price may not be less than 100% of the fair market value of the shares on the date of the grant.

     The following table summarizes both 1986 and 2004 Option Plan activity during fiscal years 2005, 2004, and 2003. The number of shares and price per share have been adjusted to reflect the 4-for-1 stock split in fiscal 1999. All options outstanding at September 30, 2005, were granted under the 2004 Option Plan.


                                            Weighted avg.   Range of
                                   Number  exercise price exercise price
                                  Of shares   per share     per share
                                 -------------------------------------
Options outstanding
  at October 1, 2002                 55,000   $  7.31   $ 2.25 - 8.97
    Exercised                       (38,000)    (6.85)   (2.25 - 8.97)
                                 -------------------------------------
Options outstanding
  at September 30, 2003              17,000   $  8.34   $ 7.63 - 8.97
    Granted                          13,000     35.50        35.50
    Exercised                       (17,000)    (8.34)   (7.63 - 8.97)
                                 -------------------------------------
Options outstanding
  at September 30, 2004              13,000   $ 35.50   $    35.50
    Granted                          26,500     42.13     39.79-42.53
                                 -------------------------------------
Options outstanding
  at September 30, 2005              39,500   $ 39.95   $ 35.50-42.53
                                 =====================================


     The weighted average remaining contractual life of options outstanding at September 30, 2005, 2004 and 2003 were 6.6 years, 6.0 years and 2.8 years, respectively.

     The following table provides information regarding the expiration dates of the stock options outstanding at September 30, 2005.

                            Number         Weighted average
                          of shares         exercise price
                       -------------------------------------
Expiring on:
  July 27, 2009             10,000             $ 35.50
  August 1, 2010            12,500               42.17
  July 27, 2014              3,000               35.50
  November 30, 2014            500               39.79
  August 1, 2015            13,000               42.17
  August 4, 2015               500               35.50
                       -------------------------------------
                            39,500             $ 39.95
                       =====================================

     Of the options outstanding at September 30, 2005, 2,600 are immediately exercisable and 36,900 are exercisable at future dates in accordance with the vesting schedules outlined in each stock option agreement.

     The following table illustrates the range of exercise prices and the weighted average remaining contractual lives for options outstanding under the Option Plan as of September 30, 2005.



                         Options Outstanding                         Options Exercisable
               -----------------------------------------------   ---------------------------
                              Weighted Avg.     Weighted Avg.                  Weighted Avg.
  Range of                     remaining          exercise                       exercise
exercise prices     Number   contractual life       price             Number       price
--------------------------------------------------------------   ---------------------------
 $ 35.50            10,000      3.8 years         $ 35.50              2,000      $ 35.50
   42.17            12,500      4.8 years           42.17                 --           --
   35.50             3,000      8.8 years           35.50                600        35.50
   39.79               500      9.2 years           39.79                 --           --
   42.17-42.53      13,500      9.8 years           42.18                 --           --
                   ---------                                         ---------
                    39,500                                             2,600
                  =========                                          =========






(18) SEGMENT INFORMATION

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

     The following table presents financial information from the Company's operating segments for the years ended September 30, 2004, 2003, and 2002. Dollar amounts are expressed in thousands.






                                  Local     National
Year ended                       Mortgage   Mortgage    Other and
September 30, 2005     Banking   Banking    Banking    Eliminations   Consolidated
----------------------------------------------------------------------------------
Net interest income $    51,202       --         --           97          51,299
Provision for
  loan losses               522       --         --           --             522
Other income              6,827   13,373     11,011       (2,699)         28,512
General and admin.
  Expenses               15,584   12,464     11,586         (783)         38,851
Income tax expense       15,092      327       (207)        (600)         14,612
                       ------------------------------------------------------------
   Net income       $    26,831      582       (368)      (1,219)         25,826
                      ============================================================
Total assets        $ 1,542,083      695        407       13,159       1,556,344
                      ============================================================




                                  Local     National
Year ended                       Mortgage   Mortgage    Other and
September 30, 2004     Banking   Banking    Banking    Eliminations   Consolidated
----------------------------------------------------------------------------------
Net interest income $    53,005       --         --           39          53,044
Provision for
  loan losses               465       --         --           --             465
Other income              8,574   12,598      6,727       (6,086)         21,813
General and admin.
  Expenses               15,160   13,286      7,889       (1,733)         34,602
Income tax expense       16,773     (251)      (424)      (1,464)         14,634
                      ------------------------------------------------------------
   Net income       $    29,181     (437)      (738)      (2,850)         25,156
                      ============================================================
Total assets        $ 1,353,190      521        564        7,613       1,361,888
                      ============================================================








Year ended                       Mortgage    Other and
September 30, 2003     Banking   Banking    Eliminations   Consolidated
-----------------------------------------------------------------------
Net interest income $   49,035       --           (31)          49,004
Provision for
  loan losses              538       --            --              538
Other income            12,947   20,551       (17,263)          16,235
General and admin.
  Expenses              14,038   15,752        (4,057)          25,733
Income tax expense      18,251    1,847        (5,099)          14,999
                      -------------------------------------------------
   Net income       $   29,155    2,952        (8,138)          23,969
                      =================================================
Total assets        $1,104,673      408         2,278        1,107,359
                      =================================================

(19) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Bank has entered into financial agreements with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk, interest rate risk, and liquidity risk, which may exceed the amount recognized in the consolidated financial statements. The contract amounts or notional amounts of those instruments express the extent of involvement the Bank has in particular classes of financial instruments.

     With regard to financial instruments for commitments to extend credit, standby letters of credit, and financial guarantees, the Bank's exposure to credit loss because of non-performance by another party is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     As of September 30, 2005, the Bank had outstanding commitments to originate $21.7 million in commercial real estate loans, $131.8 million of fixed rate residential first mortgage loans and $45.3 million of adjustable rate residential first mortgage loans. Commercial real estate loan commitments have approximate average committed rates of 6.3%. Residential mortgage loan commitments have an approximate average committed rate of 5.8% and approximate average fees and discounts of 0.2%. The interest rate commitments on residential loans generally expire 60 days after the commitment date. Interest rate commitments on commercial real estate loans have varying terms to expiration.

     At September 30, 2005 and 2004, the Bank had commitments to sell loans of approximately $173.2 million and $129.9 million, respectively. These instruments contain an element of risk in the event that other parties are unable to meet the terms of such agreements. In such event, the Bank's loans receivable held for sale would be exposed to market
fluctuations.   Management does not expect any other party to default on
its obligations and, therefore, does not expect to incur any costs due to such possible default. Any unrealized loss on these commitment obligations is considered in conjunction with the Bank's lower of cost or market valuation on its loans receivable held for sale.


(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying values and fair values of the Company's financial instruments presented in accordance with SFAS No. 107. Dollar amounts are expressed in thousands.




                                           September 30, 2005           September 30, 2004
                                      --------------------------    -------------------------
                                                     Estimated                     Estimated
                                       Carrying         fair         Carrying         fair
                                        value          value          value          value
                                      --------------------------    -------------------------
Financial Assets:
  Cash and cash equivalents          $  35,334         35,334         18,263         18,263
  Securities available for sale            237            237            244            244
  Stock in Federal Home Loan Bank       22,390         22,390         17,808         17,808
  Mortgage-backed securities:
    Available for sale                 129,302        129,302        170,933        170,933
    Held to maturity                       431            447            614            645
  Loans receivable:
    Held for sale                       94,130         94,203        246,468        249,064
    Held for investment              1,226,514      1,256,411        868,101        898,835
  Mortgage servicing rights                911            911            839            839
  Lending commitments on mortgage loans
     held for sale - fixed rate            (26)           (26)            --             --
  Lending commitments on mortgage loan
     held for sale - floating rate          52             52            (16)           212
Financial Liabilities:
  Customer deposit accounts            707,892        704,432        653,700        637,041
  Brokered deposit accounts             94,802         94,544         30,040         30,013
  Advances from FHLB                   465,907        465,961        367,341        368,056
  Securities sold under agreements
     to repurchase                     122,000        121,891        159,100        158,689
  Commitments to sell loans                 29             29            200            200





                                           September 30, 2005           September 30, 2004
                                      --------------------------    -------------------------
                                       Contract or    Estimated      Contract or    Estimated
                                        Notional      Unrealized      Notional      Unrealized
                                        Amount           Gain         Amount           Gain
                                      --------------------------    -------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $  22,008              4         39,414             13
  Lending commitments - floating
    rate                                 1,624             41         14,281            230
  Commitments to sell loans                 --             --             --             --


     The fair value estimates presented are based on pertinent information available to management as of September 30, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.


(21) ACQUISITION

     On December 19, 2002, the Company acquired CBES Bancorp, Inc ("CBES"). Pursuant to a definitive agreement dated September 5, 2002, CBES was acquired by a wholly owned subsidiary of NASB Financial, Inc. formed solely to facilitate the transaction. The agreement provided that upon the effective date of the acquisition, each shareholder of CBES would receive $17.50 in cash for each share of CBES common stock owned by such shareholder. The aggregate purchase price was $15.6 million. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition. Dollar amounts are expressed in thousands.

      Cash and cash equivalents                $  32,251
      Investment and mortgage-backed securities    9,171
      Loans receivable                            58,624
      Premises and equipment                         955
      Core deposits                                1,499
      Goodwill                                     1,846
      Other assets                                 5,577
                                                ---------
         Total assets acquired                   109,923
                                                ---------
      Customer deposit accounts                   82,750
      Advances from Federal Home Loan Bank        10,358
      Other liabilities                            1,228
                                                ---------
         Total liabilities assumed                94,336
                                                ---------
      Net assets acquired                      $  15,587
                                                =========

     The only significant identifiable intangible asset acquired was the core deposit base, which has a useful life of approximately 15 years and will be amortized using the straight-line method. The $1.8 million of goodwill was assigned entirely to the banking segment of the business.


(22) RESTATEMENT

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

     The following table illustrates the restatement made to the Consolidated Statement of Cash Flows. Dollar amounts are expressed in thousands:


                                               Year ended September 30,
                                            ---------------------------
                                               2005     2004     2003
                                            ---------------------------

Net cash from operating activities,
  as previously reported                 $  (37,404)  (37,088)  194,758
Reclassification of principal repayments
  of loans receivable held for sale          35,468    31,834    16,962
Correction of origination and principal
  repayments of loans receivable
    held for sale                           (18,998)  (50,594) (251,987)
                                            ---------------------------
Reported net cash from operating
  activities                             $  (20,934)  (55,848)  (40,267)
                                            ===========================

Net cash from investing activities,
  as previously reported                 $ (112,655) (204,966) (187,255)
Reclassification of principal repayments
  of loans receivable held for sale         (35,468)  (31,834)  (16,962)
Correction of origination and principal
  repayments of loans receivable
    held for sale                            18,998    50,594   251,987
                                            ---------------------------
Reported net cash from investing
  activities                             $ (129,125) (186,206)   47,770
                                            ===========================

(22) PARENT COMPANY FINANCIAL INFORMATION

NASB Financial, Inc.
Balance Sheets






                                                                                 September 30,
                                                                           -----------------------
                                                                              2005        2004
                                                                           -----------------------
                                                                            (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                  $      933       1,041
Loans receivable                                                                1,215       1,238
Accrued interest receivable                                                         4           4
Investment in subsidiary                                                      134,762     128,788
Investment in LLC                                                              12,206       7,982
                                                                           -----------------------
                                                                            $ 149,120     139,053
                                                                           =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Escrows                                                                   $      44          51
  Income taxes payable                                                            189          11
                                                                           -----------------------
      Total liabilities                                                           233          62
                                                                           -----------------------

Stockholders' equity
  Common stock                                                                  1,479       1,479
  Additional paid-in capital                                                   16,256      16,256
  Retained earnings                                                           151,331     139,663
  Treasury stock                                                              (17,952)    (17,257)
  Accumulated other comprehensive income                                       (2,227)     (1,150)
                                                                           -----------------------
      Total stockholders' equity                                              148,887     138,991
                                                                           -----------------------
                                                                            $ 149,120     139,053
                                                                           =======================



NASB Financial, Inc.
Statements of Income



                                                        Years Ended September 30,
                                                  ------------------------------------
                                                     2005         2004         2003
                                                  ------------------------------------
                                             (Dollars in thousands)
Income:
  Income from Subsidiary                         $  25,415       25,192       25,667
  Interest and dividend income                          96           38           --
  Gain on sale of real estate owned                    680           --           --
                                                  ------------------------------------
     Total income                                   26,191       25,230       25,667
                                                  ------------------------------------
Expenses:
  Professional fees                                     39           29           78
  Provision for loss on real estate owned               --           --        1,984
  Real estate owned expense                             16           24          648
  Loss on sale of securities available for sale         --           --           13
  Other expense                                         80           42           38
                                                  ------------------------------------
    Total general expense                              135           95        2,761
                                                  ------------------------------------
  Income before income tax expense                  26,056       25,135       22,906
                                                  ------------------------------------
Income tax expense (benefit)                           230          (21)      (1,063)
                                                  ------------------------------------
      Net income                                  $ 25,826       25,156       23,969
                                                  ====================================


NASB Financial, Inc.
Statements of Cash Flows



                                                              Years ended September 30,
                                                            -----------------------------
                                                               2005      2004      2003
                                                            -----------------------------
                                                                (Dollars in thousands)
Cash flows from operating activities:
 Net income                                                 $ 25,826    25,156    23,969
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Amortization                                                  --        --        11
    Loss on sale of securities available for sale                 --        --        13
    Gain on sale of real estate owned                           (680)       --        --
    Provision for loss on real estate owned                       --        --     1,984
    Equity in undistributed earnings of subsidiary           (25,415)  (25,192)  (25,667)
    Change in income taxes receivable                            178        38       229
    Other                                                         --        35      (101)
                                                             ----------------------------
    Net cash (used in) provided by operating activities          (91)       37       438

Cash flows from investing activities:
 Dividends received from subsidiary                           15,500    16,500    19,500
 Principal repayments of loans receivable                         22        10       196
 Proceeds from sale of securities available for sale              --        --     3,225
 Proceeds from sale of real estate owned                       3,545        --     1,585
 Real estate owned capital improvements                           --        --      (173)
 Investment in LLC                                            (4,224)   (5,710)   (2,072)
 Cash paid for acquisition, net                                   --        --   (14,992)
                                                             ----------------------------
    Net cash provided by investing activities                 14,843    10,800     7,269

Cash flows from financing activities:
  Cash dividends paid                                        (14,158)  (12,262)   (5,567)
  Stock options exercised                                         --       143       260
  Repurchase of common stock                                    (695)     (180)     (352)
  Change in escrows                                               (7)       51        --
                                                             -----------------------------
    Net cash used in financing activities                    (14,860)  (12,248)   (5,659)
                                                            -----------------------------
    Net (decrease) increase in cash and cash equivalents        (108)   (1,411)     2,048
    Cash and cash equivalents at beginning of period           1,041     2,452       404
                                                            -----------------------------

    Cash and cash equivalents at end of period              $    933     1,041     2,452
                                                            =============================



Report of Independent Registered Public Accounting Firm
----------------------------------------------------------------------

Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


We have audited the accompanying consolidated balance sheets of NASB Financial, Inc. (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NASB Financial, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NASB Financial, Inc.'s internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2006 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ BKD LLP

June 14, 2006
Kansas City, Missouri

ITEM 9a.  CONTROLS AND PROCEDURES

	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation and in light of an identified material weakness, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the end of the period covered by this annual report.

     The original Form 10-K for the year ended September 30, 2005, initially filed with the SEC December 14, 2005, had concluded that the Company's disclosure controls and procedures were effective at September 30, 2005. As a result of the identification of errors relating to the preparation of our consolidated statement of cash flows included in the original Form 10-K, the consolidated statement of cash flows was restated for the years ended September 30, 2005, 2004 and 2003. Therefore, the principal executive officer and principal financial officer reassessed their conclusions and have determined that a material weakness identified below existed at September 30, 2005 and that, as a result, our disclosure controls and procedures were not effective as of that date.

	Management's Report on Internal Control Over Financial Reporting (restated). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded and reported in our original Form 10-K for the year ended September 30, 2005, initially filed with the SEC December 14, 2005, that our internal control over financial reporting was effective as of September 30, 2005. As a result of the restatement of our consolidated financial statements included in the original Form 10-K, which is reported in this amendment, management reassessed its conclusion regarding the effectiveness of internal control over financial reporting as of September 30, 2005. Based on this reassessment under the framework in Internal Control - Integrated Framework, management has now concluded that our internal control over financial reporting was not effective as of September 30, 2005, because of the existence of a material weakness described below.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, we did not maintain effective controls over the proper presentation of cash flow within our consolidated statement of cash flows. Our controls did not ensure that the presentation of cash flows related to the origination, sale and principal repayment of loans held for sale were presented in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). Specifically, the Company has historically classified principal repayments of its loans held for sale in the investing section of the statement of cash flows. The SEC has taken exception with this treatment, and informed the Company that principal repayments of loans held for sale should be classified in the operating section of the statement of cash flows in accordance with guidance under SFAS 95. Additionally, as a result of researching this classification issue, management discovered an error in its calculation of originations and principal repayments of loans held for sale reported in the statement of cash flows. This control deficiency resulted in the restatement of our consolidated statement of cash flows for the years ended September 30, 2005, 2004 and 2003, as well as each of the interim periods within 2005. Additionally, this control deficiency could result in a misstatement of the company's operating and investing cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that this control deficiency constitutes a material weakness.

    As concluded above, in the original Form 10-K for the year ended September 30, 2005, management had previously concluded that we maintained effective internal control over financial reporting as of September 30, 2005. In connection with the restatement of our consolidated financial statements, as described in Note 22 to the consolidated financial statements, management subsequently determined that the material weakness described above existed as of September 30, 2005, and that, as a result, the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based upon the criteria established in Internal Control - Integrated Framework. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated.

	Our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their updated report, which is included herein.

	Remediation Plan for Identified Material Weakness. As a result of the findings described above, management commenced a review of its processes in order to better collect cash flow data related to the origination and sale of loans held for sale. It was determined that the system utilized to accumulate the data related to the origination and sale of loans held for sale was erroneously excluding certain loans which were originated and sold within the quarter. This misstatement resulted in an understatement of both the origination and sale of loans held for sale. Management has revised its system used to accumulate such data so that loans originated and sold within the same quarter are properly reported as originations within the consolidated statement of cash flows. Additionally, management has reclassified principal repayments on loans held for sale in the operating section of the consolidated statement of cash flows in accordance with guidance in SFAS 95.

Report of Independent Registered Public Accounting Firm
----------------------------------------------------------------------

Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that NASB Financial, Inc.(the Company) did not maintain effective internal control over financial reporting as of September 30, 2005, because the Company did not maintain effective controls over the proper presentation of cash flows within the Company's consolidated statement of cash flows, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Company did not maintain effective controls over the proper presentation of cash flows within the Company's consolidated statements of cash flows. The Company's controls did not ensure that the presentation of cash flows related to the origination, sale and principal repayments of its loans held for sale were presented in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of the Company's consolidated statement of cash flows for the years ended September 30, 2005, 2004 and 2003, as well as each of the interim periods within 2005. Additionally, this control deficiency could result in a misstatement of the company's operating and investing cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 14, 2006, on those consolidated financial statements.

In our opinion, management's assessment that NASB Financial, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the material weakness described above on the achievement of the objectives of the control criteria, NASB Financial, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/s/ BKD LLP

Kansas City, Missouri
June 14, 2006

                                 PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent accountant's report thereon are included in Part II, Item 8.

     Consolidated Balance Sheets at September 30, 2005, and 2004

     Consolidated Statements of Income for the years ended September 30, 2005, 2004, and 2003

     Consolidated Statements of Cash Flows for the years ended
September 30, 2005, 2004, and 2003

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2005, 2004, and 2003

     Notes to Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

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

3.1) Articles of Incorporation of NASB Financial, Inc. Exhibit 3.1 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3.2) Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

10.1) Employees' Stock Option Plan and specimen copy of Option
      Agreement entered into between the Company and the Plan participants. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference).

10.2) Amended and Restated Retirement Income Plan for Employees of
      North American Savings Bank dated September 30, 1988, dated
      December 20, 1988, and incorporated herein by reference).

10.3) NASB Financial, Inc. Equity Incentive Compensation Plan dated adopted on October 28, 2003. (Exhibit B to the Company's Proxy Statement for the 2004 Annual Meeting and incorporated herein by Reference).

13) 2005 Annual Report to Stockholders. (Exhibit 13 to Form 10-K for fiscal year ended September 30, 2005, and dated December 14, 2005, and incorporated herein by reference).

22) Subsidiaries of the Registrant at September 30, 2005, listed on page 1 of the Company's 10-K initially filed with the SEC on December 14, 2005.

23)   Proxy Statement of NASB Financial, Inc. for the 2006 Annual
      Meeting of Stockholders filed with the SEC on December 30, 2005.

*31.1)Certification of Chief Executive Officer pursuant to Rules
      13a-15(e) and 15d-15(e)

*31.2)Certification of the Chief Financial Officer pursuant to Rules
      13a-15(e) and 15d-15(e)

*32.1)Certification of Chief Executive Officer pursuant to Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002

*32.2)Certification of Chief Financial Officer pursuant to Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002


* Filed Herewith

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

Date:  July 5, 2006

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