Form 10-Q/A
period 2005-12-31
NASB FINANCIAL INC
filed 2006-07-05
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q/A
                            (Amendment No. 1)


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

          EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, initially filed with the Securities and Exchange Commission ("SEC") on February 9, 2006 (the "Original Filing"). We are filing this Amendment No. 1 to restate our consolidated financial statements for the quarters ended December 31, 2005 and 2004, to appropriately reflect certain information in conformity with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). The Company has historically classified principal repayments on its loans held for sale in the investing section of the statement of cash flows. The SEC has taken exception with this treatment, and informed the Company that principal repayments on loans held for sale should be classified in the operating section of the statement of cash flows in accordance with guidance under SFAS 95. Additionally, as a result of researching this classification issue, management discovered an error in its calculation of originations and principal repayments of loans held for sale reported in the consolidated statements of cash flows.

     This Amendment No. 1 amends and restates the Company's consolidated financial statements for the quarters ended December 31, 2005 and 2004, including the notes thereto. The Company's Consolidated Statement of Cash Flows have been restated in order to reclassify items related to the origination, sale and principal repayment of loans held for sale. Refer to Note 11, "Restatement," in this Amendment No. 1 for further information on the restatement impact for the quarters ended December 31, 2005 and 2004.

     This Amendment No. 1 also amends Part I, Item 4 "Controls and Procedures," related to the restatement of the Company's consolidated financial statements noted above.

     Pursuant to the rules of the Securities and Exchange Commission,
Item 6, "Exhibits," of Part II of the original Form 10-Q has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing. Other Items of the Original Filing are not included in this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on February 9, 2006.

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

NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                           Three months ended
                                                               December 31,
                                                          ----------------------
2005	2004
                                                          (Restated)  (Restated)
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  5,209        6,919
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                306          271
  Amortization and accretion, net                            (541)        (554)
  Impairment recovery on mortgage servicing rights             (1)         (19)
  Gain on sale of loans receivable held for sale           (3,852)      (3,654)
  Provision for loan losses                                    65          167
  Recovery on real estate owned                                --         (681)
  Principal repayments of mortgage loans receivable
    held for sale                                               7        2,572
  Origination of loans held for sale                     (317,333)    (278,796)
  Sale of loans receivable held for sale                  365,383      260,190
Changes in:
  Net fair value of loan related commitments                   52         (229)
  Accrued interest receivable                                (430)        (120)
  Accrued expenses and other liabilities and
    income taxes payable                                    5,588        4,129
                                                          ----------------------
Net cash provided by (used in) operating activities        54,453       (9,805)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           35           51
    Available for sale                                      9,458        9,174
  Principal repayments of mortgage loans receivable
    held for investment                                    93,728      111,532
  Principal repayments of other loans receivable            1,941        2,259
  Loan origination - mortgage loans held for investment  (141,023)    (138,532)
  Loan origination - other loans receivable                (1,209)      (2,921)
  Purchase of mortgage loans held for investment               --       (1,207)
  Purchase of FHLB stock                                   (1,021)      (4,086)
  Proceeds for sale of real estate owned                    1,817        3,722
  Purchases of premises and equipment, net of sales          (805)        (876)
  Investment in LLC                                        (2,354)        (271)
  Other                                                      (373)        (861)
                                                          ----------------------
Net cash used in investing activities                     (39,806)     (22,016)


NASB FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                           Three months ended
                                                               December 31,
                                                          ----------------------
2005	2004
                                                          (Restated)  (Restated)
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                             45,428       (4,564)
  Proceeds from advances from FHLB                        150,000      185,000
  Repayment on advances from FHLB                        (127,079)    (117,075)
  Proceeds from sale of securities under
     agreements to repurchase                                  --      189,900
  Repayment of securities sold under
     agreements to repurchase                             (69,500)    (195,900)
  Cash dividends paid                                      (3,796)      (8,455)
  Purchase of common stock for treasury                      (769)          --
  Change in escrows                                        (5,828)      (4,846)
                                                          ----------------------
Net cash provided by (used in) financing activities       (11,544)      44,060
                                                          ----------------------
Net increase in cash and cash equivalents                   3,103       12,239
Cash and cash equivalents at beginning of the period       35,334       18,263
                                                          ----------------------
Cash and cash equivalents at end of period               $ 38,437       30,502
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    296           --
  Cash paid for interest                                   11,682        5,919

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $    887        1,017
    Capitalization of mortgage servicing rights                68           --










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








(11) RESTATEMENT

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

     The following table illustrates the restatement made to the Consolidated Statement of Cash Flows. Dollar amounts are expressed in thousands:


                                                  Three months ended
                                                -----------------------
                                                 12/31/05     12/31/04
                                                -----------------------

Net cash from operating activities,
  as previously reported                       $  54,510       (2,879)
Reclassification of principal repayments
  of loans receivable held for sale                    7        2,572
Correction of origination and principal
  repayments of loans receivable
    held for sale                                    (64)      (9,498)
                                                -----------------------
Reported net cash from operating activities    $  54,453       (9,805)
                                                =======================

Net cash from investing activities,
  as previously reported                       $ (39,863)     (28,942)
Reclassification of principal repayments
  of loans receivable held for sale                   (7)      (2,572)
Correction of origination and principal
  repayments of loans receivable
    held for sale                                     64        9,498
                                                -----------------------
Reported net cash from investing activities    $ (39,806)     (22,016)
                                                =======================

Item 4.  Controls and Procedures

     The original Form 10-Q stated that management had performed, at the direction and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that the Company's disclosure controls and procedures were effective as of the end of the quarterly period covered by the original Form 10-Q. As a result of the identification of errors relating to the preparation of the Company's consolidated statements of cash flows for the periods ended December 31, 2005 and 2004, the Chief Executive Officer and Chief Financial Officer reassessed their conclusion and determined that Company's disclosure controls and procedures were not effective as of that date.
Accordingly, management has concluded that this control deficiency was a material weakness. As a result of these findings, management has performed an internal review of its processes in order to properly collect and report cash flow data related to the origination, sale, and principal repayments of loans held for sale.

     There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarterly period ended December 31, 2005.




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

(a)Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e)

     Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e)

     Exhibit 32.1 - Certification of Chief Executive Officer pursuant to
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

     Exhibit 32.2 - Certification of Chief Financial Officer pursuant to
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


July 5, 2006                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



July 5, 2006                               By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer