Form 10-Q
period 2006-06-30
NASB FINANCIAL INC
filed 2006-08-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2006

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 4, 2006, was 8,368,642.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            June 30,     September 30,
                                              2006            2005
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    11,686         35,334
Securities available for sale                    233            237
Stock in Federal Home Loan Bank, at cost      24,062         22,390
Mortgage-backed securities:
  Available for sale, at fair value          103,568        129,302
  Held to maturity (fair value of $359
    and $447 at June 30, 2006, and
    September 30, 2005, respectively)            349            431
Loans receivable:
  Held for sale                               67,765         94,130
  Held for investment, net                 1,298,562      1,234,050
Allowance for loan losses                     (7,658)        (7,536)
Accrued interest receivable                    7,947          6,997
Foreclosed asset held for sale, net            4,331          7,760
Premises and equipment, net                   12,754         10,558
Investment in LLC                             16,347         12,206
Mortgage servicing rights, net                   937            911
Deferred income tax asset                      3,080          2,671
Other assets                                   6,384          6,903
                                           ----------     ----------
                                         $ 1,550,347      1,556,344
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   742,525        707,892
  Brokered deposit accounts                  144,374         94,802
  Advances from Federal Home Loan Bank       495,496        465,907
  Securities sold under agreements to
    repurchase                                    --        122,000
  Escrows                                      6,319          9,423
  Income taxes payable                         1,663            796
  Accrued expenses and other liabilities       6,588          6,637
                                           ----------     ----------
      Total liabilities                    1,396,965      1,407,457
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at June 30, 2006, and
    September 30, 2005                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,294         16,256
  Retained earnings                          158,849        151,331
  Treasury stock, at cost; 1,488,470
    shares and 1,419,670 shares at
    June 30, 2006, and
    September 30, 2005, respectively         (20,361)       (17,952)
  Accumulated other comprehensive
    loss                                      (2,879)        (2,227)
                                           ----------     ----------
      Total stockholders' equity             153,382        148,887
                                           ----------     ----------
                                         $ 1,550,347      1,556,344
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                 Three months ended          Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2006         2005          2006         2005
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 23,884       20,039        69,379       56,020
Interest on mortgage-backed securities            1,023        1,328         3,280        4,411
Interest and dividends on securities                175          231           577          492
Other interest income                                39           66           204          179
                                               ---------    ---------     ---------    ---------
  Total interest income                          25,121       21,664        73,440       61,102
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             7,995        4,491        21,621       11,608
Interest on advances from FHLB                    5,505        2,912        15,533        7,744
Interest on securities sold under
  agreements to repurchase                           --          999           784        2,667
                                               ---------    ---------     ---------    ---------
  Total interest expense                         13,500        8,402        37,938       22,019
                                               ---------    ---------     ---------    ---------
    Net interest income                          11,621       13,262        35,502       39,083
Provision for loan losses                           250           --           408          417
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            11,371       13,262        35,094       38,666
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                           32          (53)          137           31
  Impairment recovery on mortgage
       servicing rights                               9           18            15            7
  Customer service fees and charges               1,512        1,833         4,666        5,113
  Recovery on foreclosed assets                     277           --           277          899
  Gain on sale of loans held for sale             3,950        4,814        11,073       12,250
  Other                                             842          278         1,616        1,118
                                               ---------    ---------     ---------    ---------
    Total other income                            6,622        6,890        17,784       19,418
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,402        4,352        13,202       12,522
  Commission-based mortgage banking compensation  1,827        2,414         5,310        5,931
  Premises and equipment                            869          778         2,644        2,326
  Advertising and business promotion                821        1,079         2,851        2,748
  Federal deposit insurance premiums                 27           24            79           75
  Other                                           1,625        1,503         4,864        4,104
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     9,571       10,150        28,950       27,706
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              8,422       10,002        23,928       30,378
Income tax expense                                3,244        3,601         8,826       10,991
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 5,178        6,401        15,102       19,387
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.61         0.75          1.79         2.29
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.61         0.75          1.78         2.29
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      8,396,165    8,447,893     8,416,356    8,452,926





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2005       $ 1,479       16,256    151,331    (17,952)   (2,227)       148,887
  Comprehensive income:
    Net income                        --           --     15,102         --        --         15,102
    Other comprehensive income (loss),
      net of tax:
       Unrealized loss on securities  --           --         --         --      (652)          (652)
         available for sale                                                                  -------
    Total comprehensive income                                                                14,450
  Cash dividends paid                 --           --     (7,584)        --        --         (7,584)
  Stock based compensation expense    --           38         --         --        --             38
  Purchase of common stock for
    treasury                          --           --         --     (2,409)       --         (2,409)

                               ----------------------------------------------------------------------
Balance at June 30, 2006         $ 1,479       16,294    158,849    (20,361)   (2,879)       153,382
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                             Nine months ended
                                                                  June 30,
                                                          ----------------------
                                                            2006         2005
                                                                      (Restated)
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 15,102       19,387
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                938          793
  Amortization and accretion, net                          (1,032)      (2,773)
  Impairment recovery on mortgage
    servicing rights                                          (15)          (7)
  Gain on sale of loans receivable held for sale          (11,073)     (12,250)
  Provision for loan losses                                   408          417
  Recovery on foreclosed assets                              (277)        (899)
  Principal repayments of mortgage loans receivable            19       22,090
    held for sale
  Origination of loans receivable held for sale          (753,315)    (893,627)
  Sale of loans receivable held for sale                  790,634      820,161
  Stock based compensation - stock options                     38           --
Changes in:
  Net fair value of loan related commitments                  (18)        (302)
  Accrued interest receivable                                (950)        (639)
  Accrued expenses and other liabilities and
    income taxes payable                                      860        5,108
                                                          ----------------------
Net cash provided by (used in) operating activities        41,319      (42,541)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           82          138
    Available for sale                                     24,373       28,560
  Principal repayments of mortgage loans receivable
    held for investment                                   325,641      313,989
  Principal repayments of other loans receivable            6,200        9,955
  Maturity of investment securities available for sale          4            4
  Loan origination - mortgage loans held for investment  (392,188)    (422,324)
  Loan origination - other loans receivable                (4,093)     (10,698)
  Purchase of mortgage loans receivable
    held for investment                                        --       (1,310)
  Purchase of FHLB stock                                   (1,672)      (5,298)
  Proceeds for sale of real estate owned                    5,032        6,661
  Purchases of premises and equipment, net of sales        (3,134)      (2,843)
  Investment in LLC                                        (4,141)      (1,734)
  Other                                                       282          108
                                                          ----------------------
Net cash used in investing activities                     (43,614)     (84,792)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                             Nine months ended
                                                                  June 30,
                                                          ----------------------
                                                            2006         2005
                                                                      (Restated)
                                                          ----------------------
Cash flows from financing activities:
  Net increase in customer and
     brokered deposit accounts                             83,985       65,983
  Proceeds from advances from FHLB                        222,000      298,000
  Repayment on advances from FHLB                        (192,241)    (191,129)
  Proceeds from sale of securities under
     agreements to repurchase                                  --      292,400
  Repayment of securities sold under
     agreements to repurchase                            (122,000)    (323,500)
  Cash dividends paid                                      (7,584)     (12,258)
  Purchase of common stock for treasury                    (2,409)        (399)
  Change in escrows                                        (3,104)      (1,784)
                                                          ----------------------
Net cash provided by (used in) financing activities       (21,353)     127,313
                                                          ----------------------
Net decrease in cash and cash equivalents                 (23,648)         (20)
Cash and cash equivalents at beginning of the period       35,334       18,263
                                                          ----------------------
Cash and cash equivalents at end of period               $ 11,686       18,243
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  7,958       10,144
  Cash paid for interest                                   38,951       20,752

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  2,382        8,003
    Conversion of real estate owned to loans receivable     2,170           --
    Capitalization of mortgage servicing rights               139          253










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The condensed consolidated balance sheet of the Company as of September 30, 2005, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2006, have remained unchanged from September 30, 2005. These policies relate to provision for loan losses and mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under
Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2005.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/06    6/30/05        6/30/06    6/30/05
                                             ----------------------    ----------------------
Net income (in thousands)                     $  5,178      6,401         15,102     19,387

Average common shares outstanding            8,396,165  8,447,893      8,416,356  8,452,926
Average common share stock options
  outstanding                                   46,292     12,256         43,568     12,242
                                             ----------------------    ----------------------
Average diluted common shares                8,442,457  8,460,149      8,459,924  8,465,168

Earnings per share:
   Basic                                      $   0.61       0.75           1.79       2.29
   Diluted                                        0.61       0.75           1.78       2.29






     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         June 30, 2006
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

                                         June 30, 2006
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     281       --         4         277
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          14,366       --       621      13,745
FHLMC participation
  certificates
    - fixed rate                1,268       --        95       1,173
    - adjustable rate          92,334       --     3,961      88,373
                            -------------------------------------------
     Total                  $ 108,249       --     4,681     103,568
                            ===========================================



(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         June 30, 2006
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    142         7         --          149
FNMA pass-through
  certificates:
    Fixed rate                   93         1         --           94
    Balloon maturity and
      adjustable rate            76        --         --           76
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               38         2         --           40
                            -------------------------------------------
      Total                $    349        10         --          359
                            ===========================================

(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  364,513
      Business properties                                487,694
      Partially guaranteed by VA or
        insured by FHA                                     2,301
    Construction and development                         520,607
                                                       ----------
       Total mortgage loans                            1,375,115
  Commercial loans                                        57,720
  Installment loans to individuals                        19,364
                                                       ----------
    Total loans held for investment                    1,452,199
  Less:
    Undisbursed loan funds                              (149,125)
    Unearned discounts and fees and costs
      on loans, net                                       (4,512)
                                                       ----------
     Net loans held for investment                    $1,298,562
                                                       ==========


                                                        June 30,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  89,066
    Less:
      Undisbursed loan funds                             (21,297)
      Unearned discounts and fees and costs
        on loans, net                                         (4)
                                                       ----------
        Net loans held for sale                        $  67,765
                                                       ==========

     Included in the loans receivable balances at June 30, 2006, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $126,000. Loans and participations serviced for others amounted to approximately $102.4 million at June 30, 2006.

     The following table presents the activity in the allowance for losses on loans for the period ended June 30, 2006. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2005               $  7,536
     Provisions                                    408
     Charge-offs                                  (309)
     Recoveries                                     23
                                                --------
     Balance at June 30, 2006                $   7,658
                                                ========

(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 4,512
Less:  allowance for losses                                (181)
                                                       ----------
   Total                                                $ 4,331
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2006. Dollar amounts are expressed in thousands.

     Balance at October 1, 2005               $    911
     Additions:
        Originated mortgage servicing rights       139
        Impairment recovery                         15
     Reductions:
        Amortization                              (128)
                                                --------
     Balance at June 30, 2006                $     937
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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
June 30, 2006               Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 11,602       --        --            19        11,621
Provision for loan losses       250       --        --            --           250
Other income                  1,916    2,714     2,324          (332)        6,622
General and administrative
  expenses                    4,174    2,775     2,747          (125)        9,571
Income tax expense (benefit)  3,601      (27)     (176)         (154)        3,244
                            -----------------------------------------------------------
    Net income             $  5,493      (34)     (247)          (34)        5,178
                            ===========================================================



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
                            ===========================================================





                                      Local      National
Nine months ended                    Mortgage    Mortgage     Other and
June 30, 2006               Banking  Banking     Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 35,449       --         --           53        35,502
Provision for loan losses       408       --         --           --           408
Other income                  4,519    7,610      6,901       (1,246)       17,784
General and administrative
  expenses                   12,340    8,033      8,898         (321)       28,950
Income tax expense (benefit) 10,126     (157)      (743)        (400)        8,826
                            -----------------------------------------------------------
    Net income             $ 17,094     (266)    (1,254)        (472)       15,102
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
                            ========================================================







(10) RESTATEMENT

     In connection with the preparation of the Company's Condensed Consolidated Statements of Cash Flows, management reconsidered the classification of repayments on its loans held for sale in accordance guidance under Statement of Financial Accounting Standard No. 95, "Statement of Cash Flows" ("SFAS 95").

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

     The following table illustrates the restatement made to the Condensed Consolidated Statement of Cash Flows for the nine-month period ended June 30, 2005:


    Net cash from operating activities,
       as previously reported                             $  (51,307)
    Reclassification of principal repayments
       of loans receivable held for sale                      22,090
    Correction of origination and principal
       repayments of loans receivable held for sale          (13,324)
                                                             --------
    Reported net cash from operating activities           $  (42,541)
                                                             ========

    Net cash from investing activities,
       as previously reported                             $  (76,026)
    Reclassification of principal repayments
       of loans receivable held for sale                     (22,090)
    Correction of origination and principal
       repayments of loans receivable held for sale           13,324
                                                             --------
    Reported net cash from investing activities           $  (84,792)
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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2006, were $1,550.3 million, a decrease of $6.0 million from September 30, 2005, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2006, the Bank originated $753.3 million in mortgage loans held for sale, $392.2 million in mortgage loans held for investment, and $4.1 million in other loans. This total of $1,149.6 million in loans originated compares to $1,328.0 million in loans originated and purchased during the nine months ended June 30, 2005.

     Included in the $67.8 million in loans held for sale as of June 30, 2006, are $64.9 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              6/30/06      9/30/05      6/30/05
                            -------------------------------------
Asset Classification:
   Substandard               $  8,665       13,346       11,305
   Doubtful                        --           --           --
   Loss                           435          595          490
                            -------------------------------------
                                9,100       13,941       11,795
Allowance for losses           (7,839)      (7,731)      (7,687)
                            -------------------------------------
                             $  1,261        6,210        4,108
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                              6/30/06      9/30/05       6/30/05
                           ----------------------------------------
Total Assets              $ 1,550,347    1,556,344      1,512,590
                           ========================================

Non-accrual loans         $     2,931        5,643          6,437
Troubled debt
  restructurings                3,477           74             74
Net real estate and
  other assets acquired
  through foreclosure           4,331        7,760          6,287
                           ----------------------------------------
     Total                $    10,739       13,477         12,798
                           ========================================
Percent of total assets         0.69%        0.87%          0.85%
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

     The following table sets forth the activity in the allowance for loan losses for the nine months ending June 30, 2006, and 2005. Dollar amounts are expressed in thousands.

                                                 2006         2005
                                             -------------------------
         Balance at beginning of year      $    7,536         8,221
         Provision for loan losses                408           417
         Recoveries                                23            58
         Charge-offs                             (309)       (1,240)
                                             -------------------------
         Balance at June 30                $    7,658         7,456
                                             =========================


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $84.2 million during the nine months ended June 30, 2006. The weighted average rate on customer and brokered deposits as of June 30, 2006, was 3.71%, an increase from 2.67% as of June 30, 2005.

     Advances from the FHLB were $495.5 million as of June 30, 2006, an increase of $29.6 million from September 30, 2005. During the nine-month period, the Bank borrowed $222.0 million of new advances and repaid $192.2 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Escrows were $6.3 million as of June 30, 2006, a decrease of $3.1 million from September 30, 2005. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2005.

     Total stockholders' equity as of June 30, 2006, was $153.4 million (9.9% of total assets). This compares to $148.9 million (9.6% of total assets) at September 30, 2005. On a per share basis, stockholders' equity was $18.33 on June 30, 2006, compared to $17.65 on September 30, 2005.

     The Company paid cash dividends on its common stock of $0.45 per share on November 25, 2005, and $0.225 on February 24, 2006, and May 26, 2006. Subsequent to the quarter ended June 30, 2006, the Company announced a cash dividend of $0.225 per share to be paid on August 25, 2006, to stockholders of record as of August 4, 2006.

     Total stockholders' equity as of June 30, 2006, includes an unrealized loss of $2.9 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Nine months ended
                           ------------------------
                             6/30/06      6/30/05
                           ------------------------
Return on assets              1.30%         1.80%
Return on equity             13.32%        18.19%
Equity-to-assets ratio        9.89%         9.60%
Dividend payout ratio        50.22%        63.23%

RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2006 and 2005.

     For the three months ended June 30, 2006, the Company had net income of $5,178,000 or $0.61 per share. This compares to net income of $6,401,000 or $0.75 per share for the quarter ended June 30, 2005.

     For the nine months ended June 30, 2006, the Company had net income of $15,102,000 or $1.79 per share. This compares to net income of $19,387,000 or $2.29 per share for the nine months ended June 30, 2005.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2006 and 2005. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/06   As of
                                  --------------------------- 6/30/06
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,336,420    69,379   6.92%    7.12%
  Mortgage-backed securities       115,997     3,280   3.77%    4.33%
  Securities                        23,262       577   3.31%    3.78%
  Bank deposits                      8,641       204   3.15%    4.57%
                                 --------------------------------------
    Total earning assets         1,484,320    73,440   6.60%    6.86%
                                            ---------------------------
Non-earning assets                  57,612
                                 ----------
      Total                     $1,541,932
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 186,324     1,480   1.06%    1.04%
  Customer and brokered
    certificates of deposit        683,409    20,141   3.93%    4.42%
  FHLB Advances                    478,079    15,533   4.33%    4.87%
  Repurchase agreements             31,500       784   3.32%      --%
                                 --------------------------------------
    Total costing liabilities    1,379,312    37,938   3.67%    4.12%
                                            ---------------------------
Non-costing liabilities             11,718
Stockholders' equity               150,902
                                 ----------
      Total                     $1,541,932
                                 ==========
Net earning balance             $  105,008
                                 ==========
Earning yield less costing rate                        2.93%    2.74%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,484,320    35,502   3.19%
                                 ============================




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






                                         Nine months ended June 30, 2006, compared to
                                              nine months ended June 30, 2005
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   5,613        7,000         746      13,359
  Mortgage-backed securities                  24       (1,150)         (5)     (1,131)
  Securities                                  30           53           2          85
  Bank deposits                               59          (26)         (8)         25
                                        -----------------------------------------------
Net change in interest income              5,726        5,877         735      12,338
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                       6,100        2,544       1,369      10,013
  FHLB Advances                            5,895        1,065         829       7,789
  Repurchase agreements                      806       (2,067)       (622)     (1,883)
                                        -----------------------------------------------
Net change in interest expense            12,801        1,542       1,576      15,919
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (7,075)       4,335        (841)     (3,581)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended June 30, 2006, decreased $1.6 million from the same period in the prior year. Specifically, interest income increased $3.5 million due to both an increase in the average balance of interest-earning assets and an increase in the average rate earned on such assets. The increase in interest income was offset by a $5.1 million increase in interest expense, which resulted from both an increase in the average balance of interest-costing liabilities and an increase in the average rate paid on such liabilities.

     Net interest margin before loan loss provision for the nine months ended June 30, 2006, decreased $3.6 million from the same period in the prior year. Specifically, interest income increased $12.3 million.
This increase was the result of a $108.3 million increase in the average balance of interest-earning assets and a 68 basis point increase in the average rate earned on such assets. The increase in interest income was offset by a $15.9 million increase in interest expense, which resulted from a 136 basis point increase in the average rate paid on interest-costing liabilities and a $106.0 million increase in the average balance of such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $250,000 during the quarter ended June 30, 2006, and $408,000 for the nine months ended June 30, 2006, due primarily to an increase in the construction and commercial real estate loan portfolios. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 86.1% of total classified assets at June 30, 2006, 55.5% at September 30, 2005, and 65.2% at June 30, 2005.

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

OTHER INCOME
     Other income for the three months ended June 30, 2006, decreased $268,000 from the same period in the prior year. Gain on sale of loans held for sale and customer service fees and charges decreased $864,000 and $321,000, respectively, due primarily to a decrease in mortgage banking volume. These decreases were offset by a $277,000 increase in recoveries realized on the sale of foreclosed assets held for sale. Additionally, other income increased $564,000 due primarily to a $206,000 increase in income received on foreclosed assets held for sale, a $161,000 increase in loan prepayment penalties, a $91,000 increase in the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and $67,000 recognized on the Company's investment in Central Platte Holdings, LLC.

     Other income for the nine months ended June 30, 2006, decreased $1.6 million from the same period in the prior year. Gain on sale of loans held for sale and customer service fees and charges decreased $1.2 million and $447,000, respectively, due primarily to a decrease in mortgage banking volume. Recoveries on real estate owned decreased $622,000 due recoveries realized on the sale of foreclosed assets held for sale in the prior year. These decreases were offset by a $498,000 increase in other income due primarily to a $285,000 increase in income received on foreclosed assets held for sale, a $154,000 increase in loan prepayment penalties, and $140,000 recognized on the Company's investment in Central Platte Holdings, LLC, which were partially offset by the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," .


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2006, decreased $579,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation decreased $537,000 due primarily to a decrease in commission-based mortgage banking compensation resulting from a decrease in mortgage banking volume. Advertising and business promotion expense decreased $258,000 due primarily to a decrease in advertising costs related to the national mortgage banking operation. These decreases were offset by a $122,000 increase in other expense due primarily to an increase in credit, appraisal, and underwriting costs related to residential lending and an increase in audit fees due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

     Total general and administrative expenses for the nine months ended June 30, 2006, increased $1.2 million from the same period in the prior year. Specifically, premises and equipment expense increased $318,000 due primarily to costs related to the Company's new loan administration and construction lending building, which was completed in March 2005, and increased costs related to the national mortgage banking operation. Advertising and business promotion expense increased $103,000 due primarily to increased costs related to the national mortgage banking operation in the first and second quarters of the fiscal year. Additionally, other expense increased $760,000 due to an increase in credit, appraisal, and underwriting costs related to residential lending, an increase in audit fees due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and costs related to the conversion of the Company's loan origination system.


REGULATION

     The Bank is a member of the FHLB System and its customers' deposits are insured by the Deposit Insurance Fund ("DIF") of the FDIC. The Bank is subject to regulation by the OTS as its chartering authority. Since passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA" or the "Act"), the FDIC also has regulatory control over the Bank. The transactions of DIF-insured institutions are limited by statute and regulations that may require prior supervisory approval in certain instances. Institutions also must file reports with regulatory agencies regarding their activities and their financial condition. The OTS and FDIC make periodic examinations of the Bank to test compliance with the various regulatory requirements. The OTS can require an institution to re-value its assets based on appraisals and to establish specific valuation allowances. This supervision and regulation is intended primarily for the protection of depositors.
Also, savings institutions are subject to certain reserve requirements under Federal Reserve Board regulations.

INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000.
Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 0 to 27 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized", which is the most favorable capital group and supervisory subgroup. DIF-insured institutions are also assessed a premium to service the interest on Financing Corporation ("FICO") debt.

REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2006, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2006, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2006                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 132,825
Adjustment for regulatory capital:
  Intangible assets                                    (2,996)
  Disallowed portion of servicing assets
    and deferred tax assets                            (3,080)
  Reverse the effect of SFAS No. 115                    2,879
                                                     ---------
    Tangible capital                                  129,628
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     129,628
  Qualifying general valuation allowance                7,224
                                                     ---------
       Risk-based capital                           $ 136,852
                                                     =========



                                                                  As of June 30, 2006
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 136,852     10.9%       100,757      >=8%      125,947     >=10%
Core capital to adjusted tangible assets    129,628      8.5%        61,256      >=4%       76,570      >=5%
Tangible capital to tangible assets         129,628      8.5%        22,971     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      129,628     10.3%            --        --       75,568      >=6%





LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. Certain exceptions are permitted with prior approval from the OTS, which limit institutions from lending to any one borrower in excess of the lesser of 30% of the Bank's unimpaired capital or $30 million. As of June 30, 2006, the Bank has obtained one such exception to the loans-to-one-borrower limit from the OTS.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2006, there was $92.6 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At June 30, 2006, the Bank has $144.4 million in brokered deposits, and it could purchase up to $68.8 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

(a)Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                    Rules 13a-15(e) and 15d-15(e)

     Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                    Rules 13a-15(e) and 15d-15(e)

     Exhibit 32.1 - Certification of Chief Executive Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 - Certification of Chief Financial Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

                         S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASB Financial, Inc.
                                                  (Registrant)


August 9, 2006                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 9, 2006                             By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19