Form 10-K
period 2006-09-30
NASB FINANCIAL INC
filed 2006-12-14
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2006

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


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2006, was approximately $142.0 million.


     As of December 1, 2006, there were issued and outstanding
8,318,642 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1.	Part II - Annual report to Stockholders for the Fiscal Year Ended
September 30, 2006.
2.	Part III - Proxy Statement for the 2007 Annual Meeting of
   Stockholders.

                                 PART I
ITEM 1.  BUSINESS
                           General Description

     NASB Financial, Inc. (the "Company") was formed in 1998 as a unitary thrift holding company of North American Savings Bank, F.S.B. ("North American" or the "Bank"). The Bank is a federally chartered stock savings bank, with its headquarters in the Kansas City area.
The Bank began operating in 1927, and became a member of the Federal Home Loan Bank of Des Moines ("FHLB") in 1940. Its customer deposit accounts are insured by the Deposit Insurance Fund ("DIF"), a division of the Federal Deposit Insurance Corporation ("FDIC"). The Bank converted to a stock form of ownership in September 1985.

     The Bank's primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has eight customer deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, Excelsior Springs, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Lee's Summit and Springfield in Missouri, Overland Park and Leawood in Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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


WEIGHTED AVERAGE YIELDS AND RATES
     The following table presents the balances of interest-earning assets and interest-costing liabilities with weighted average yields and rates. Average balances and weighted average yields include all accrual and non-accrual loans. Dollar amounts are expressed in thousands.


                                       Fiscal 2006
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,336,590     7.02%
  Mortgage-backed securities         112,201     3.71%
  Investments                         23,417     3.84%
  Bank deposits                        7,929     3.01%
                                  ----------------------
    Total earning assets           1,480,137     6.70%
Non-earning assets                    57,259   ---------
                                  -----------
      Total                      $ 1,537,396
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  184,180     1.07%
  Customer and brokered
    certificates of deposit          683,167     4.10%
  FHLB advances                      481,422     4.53%
  Other borrowings                    24,231     3.24%
                                  ----------------------
    Total costing liabilities      1,373,000     3.83%
Non-costing liabilities               12,468   ---------
Stockholders' equity                 151,928
                                  -----------
      Total                       $1,537,396
                                  ===========
Net earning balance               $  107,137
                                  ===========
Earning yield less costing rate                  2.87%
                                               =========



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

                               Year ended September 30,
                        ---------------------------------------
                          2006    2005    2004    2003    2002
                        ---------------------------------------
Return on average assets  1.35%   1.77%   2.04%   2.30%   2.04%
Return on average equity 13.60%  17.94%  18.88%  20.24%  19.40%
Equity to asset ratio    10.27%   9.57%  10.21%  11.51%  11.19%
Dividend payout ratio    45.59%  54.82%  48.74%  23.23%  24.41%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2006     2005     2004      2003     2002
             -----------------------------------------------
February      $ 0.225    0.225     0.20      0.17     0.15
May             0.225    0.225     0.20      0.17     0.15
August          0.225    0.225     0.20      0.17     0.15
November        0.225     0.45     1.00      0.85     0.15



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





	                                                     As of September 30,
                         -------------------------------------------------------------------------
                             2006           2005           2004           2003           2002
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $441,123  29%   535,554  35    447,006  34    371,282  33    355,314  35
  Business properties     482,029  32    428,566  28    413,887  31    411,435  36    391,381  38
  Partially guaranteed
    by VA or insured
    by FHA                  1,890  --      3,314  --      6,667   1     13,759   1      8,042   1
  Construction and
    development           506,034  34    501,072  32    378,154  29    280,126  25    207,729  20
                        -------------  -------------  -------------  -------------   ------------
  Total mortgage loans  1,431,076  95  1,468,506  95  1,245,714  95  1,076,602  95    962,466  94
Commercial loans           60,692   4     54,182   4     40,250   3     28,298   3     15,822   2
Installment loans to
    individuals            17,279   1     21,413   1     22,489   2     27,127   2     37,904   4
                        -------------  -------------  -------------  -------------  -------------
                       $1,509,047 100  1,544,101 100  1,308,453 100  1,132,027 100  1,016,192 100
                        =============  =============  =============  =============  =============




     The following table sets forth information at September 30, 2006, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2008
                                      Through    After
                              2007      2011      2011        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  2,222    11,338    241,126      254,686
   - at adjustable rates     3,236    11,681    655,439      670,356
Construction and development:
   - at fixed rates         16,272       247         --       16,519
   - at adjustable rates   377,590   111,925         --      489,515
                           -----------------------------------------
Total mortgage loans       399,320   135,191    896,565    1,431,076
Commercial loans             1,951       350     58,391       60,692
Installment loans to
  Individuals                  864     3,894     12,521       17,279
                           ------------------------------------------
   Total loans receivable $402,135   139,435    967,477    1,509,047
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2006, 29% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2006, are $1.9 million or less than 1% of the Bank's total loans that were insured by the FHA or VA.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2006, 34% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2006, commercial real estate loans on business properties were $482.0 million or 32% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2006, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2006, the Bank sold $939,000 in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2006, the Bank had loans held for sale with a carrying value of $50.5 million.

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

                                         As of September 30,
                             -----------------------------------------
                                 2006    2005    2004    2003    2002
                             -----------------------------------------
Asset Classification
  Substandard                $ 12,361  13,346  17,462  15,932  14,822
  Doubtful                         --      --      --      --      --
  Loss                            434     595   1,861   2,325   1,395
                             -----------------------------------------
    Total Classified           12,795  13,941  19,323  18,257  16,217
Allowance for loan/REO
  losses                       (8,266) (7,731) (9,315) (9,348) (6,854)
                             -----------------------------------------
   Net classified assets     $  4,529   6,210  10,008   8,909   9,363
                             =========================================
   Net classified to total
     classified assets             35%     45%     52%     49%     58%
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

                                          September 30,
                         ---------------------------------------------
                            2006     2005     2004     2003     2002
                         ---------------------------------------------
Total Assets          $1,524,796 1,556,344 1,361,888 1,107,359 978,222
                         =============================================

Non-accrual loans     $     6,396     5,643    15,748    6,924   6,361
Troubled debt
  restructurings            3,477        74     2,844    3,565   3,337
Net real estate and
  other assets acquired
  through foreclosure       5,231     7,760     4,014    4,561   4,938
                         ---------------------------------------------
     Total            $    15,104    13,477   22,606   15,050  14,636
                         =============================================
Percent of total assets     0.99%     0.87%     1.66%    1.36%   1.50%
                         =============================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2006
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                68          $  6,593           0.4%
90 or more days              63             6,396           0.4%
                       -----------       -----------------------------
    Total                   131          $ 12,989           0.8%
                       ===========       =============================



                      As of September 30, 2005
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                73          $  4,936           0.3%
90 or more days              86             5,643           0.4%
                       -----------       -----------------------------
    Total                   159          $ 10,579           0.7%
                       ===========       =============================


     The effect of non-performing loans on interest income for fiscal year 2006 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2006                        $  6,396
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2006 if
    these loans had been performing                 $    487
Actual amount included in interest income for
    fiscal 2006                                          232
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    255
                                                     ========

     Allowance for loss. Management records a provision for estimated loan losses in an amount sufficient to cover current net charge-offs and probable losses based on an analysis of risks inherent in the loan portfolio. Management continually monitors the performance of the loan portfolio and establishes specific loss allowances when warranted. Specifically, when it appears that a property and borrower are no longer capable of full repayment, management establishes a specific loss allowance to reduce the loan's book value to fair value based on the anticipated results of collections. In addition, management establishes Allowance for Loan and Lease Losses ("ALLL") through charges to the provision for loan loss based on an assessment of the portfolio's credit risk, other than specifically identified problem loans. Management attempts to maintain ALLL proportionate to the level of risk in the Bank's performing loan portfolio.

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

     When considering the adequacy of ALLL, management's evaluation of the asset portfolio has two primary components: foreclosure probability and loss severity. Foreclosure probability is the likelihood of loans not repaying in accordance with their original terms, which would result in the foreclosure and subsequent liquidation of the property. Loss severity is any potential loss resulting from the loan's foreclosure and subsequent liquidation. Management calculates estimated foreclosure frequency and loss severity ratios for each homogenous loan pool based upon objective factors such as historical data and loan characteristics, plus an estimate of certain subjective factors including future market trends and economic conditions. These ratios are applied to the balances of the homogeneous loan pools to determine the adequacy of the ALLL each month.

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

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2006    2005    2004    2003    2002
                             -----------------------------------------
Balance at beginning of year  $ 7,536   8,221   7,986   5,865   5,835
Total provisions                  745     522     465     538     557
Recoveries (charge-offs)on:
  Residential properties           (2)     53      51      87    (108)
  Business properties            (280) (1,237)   (273)    (92)   (291)
  Construction and development     (2)     --      --     320      (3)
  Commercial loans                 --      --      --      --      --
  Installment loans                (6)    (23)     (8)    (41)   (125)
                             -----------------------------------------
Total net recoveries
   (charge-offs)                 (290) (1,207)   (230)    274    (527)
Acquired in merger                 --      --      --   1,309      --
                             -----------------------------------------
Balance at end of year        $ 7,991   7,536   8,221   7,986   5,865
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.






                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2006           2005           2004           2003           2002
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $    789  10%       722  10        893  11      1,325   16      1,161  20
Business properties         4,574  57      4,404  58      5,280  64      4,772   60      3,589  61
Construction and
  development               1,783  22      1,406  19      1,295  16        965   12        626  11
Commercial loans              613   8        608   8        283   3        162    2         59   1
Installment loans             232   3        396   5        470   6        762   10        430   7
                        -------------  -------------  -------------  --------------  -------------
                       $    7,991 100      7,536 100      8,221 100      7,986  100      5,865 100
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

                                             September 30,
                               ---------------------------------------
                                  2006    2005    2004    2003   2002
                               ---------------------------------------
Beginning allowance for loss  $    195   1,093   1,019     646  1,220
Provisions                      (1,026)   (899)   (237)  1,984   (236)
Net recoveries (charge-offs)     1,106       1     311  (1,611)  (318)
                               ---------------------------------------
Allowance for loss at year-end $   275     195   1,093   1,019    646
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

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2006 the Bank had $250,000 in fixed rate and $75,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.



                                                              September 30,
                        ----------------------------------------------------------------------------
                            2006            2005            2004            2003            2002
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 86,517  10	  82,596  10      84,016  12      82,880  13      70,919  13
Savings accounts          77,469   9      97,435  12     104,277  15     109,038  17     100,737  18
Money market demand
   accounts               11,717   2      12,271   2      16,453   2      16,635   2       9,298   2
Certificates of deposit  547,096  64     515,590  64     448,954  66     446,135  68     368,483  67
Brokered accounts        128,243  15      94,802  12      30,040   5          --  --          --  --
                        -------------    ------------    ------------    ------------    -----------
                        $851,042 100     802,694 100     683,740 100     654,688 100     549,437 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          3.98%           2.96%           2.04%           2.13%           2.78%





     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                       2006      2005      2004       2003      2002
                     -------------------------------------------------
Deposit receipts  $1,477,500  1,302,290  1,199,330  1,178,584  873,622
Withdrawals        1,457,221  1,199,596  1,183,083  1,171,160  930,237
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals    20,279    102,694     16,247    7,424 (56,615)
Deposits sold              --         --         --       --       --
Deposits acquired in
  merger                   --         --         --   82,750       --
Interest credited      28,069     16,260     12,805   15,077   20,015
                     -------------------------------------------------
    Net increase
      (decrease)  $    48,348    118,954     29,052  105,251  (36,600)
                     =================================================
Balance at end
  of year         $   851,042    802,694    683,740  654,688  549,437
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2006.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  15,952
     Maturing in three to six months        23,651
     Maturing in six to twelve months       31,531
     Maturing in over twelve months         30,304
                                           --------
                                         $ 101,438
                                           ========

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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement when management determines that it can profitably invest the advances over their term. During fiscal 2006, the Bank borrowed an additional $371.0 million in advances, repaid $337.3 million, and as of September 30, 2006, had a balance of $499.4 million (36% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                  --------------------------------------------------
                      2006      2005      2004      2003      2002
                  --------------------------------------------------
FHLB advances     $ 499,357   465,907   367,341   308,088   295,192
Other borrowings         --   122,000   159,100        --        --
                  --------------------------------------------------
   Total          $ 499,357   587,907   526,441   308,088   295,192
                  ==================================================
Weighted average
   rate                5.21%     3.67%     1.91%     1.62%     3.73%
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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2006, the Bank and its subsidiaries had 362 employees. Management considers its relations with the employees to be excellent.

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

                               REGULATION
GENERAL
     Federal savings institutions are members of the FHLB System and their deposits are insured by the DIF, a division of the Federal Deposit Insurance Corporation ("FDIC"). They are subject to extensive regulation by the OTS as the chartering authority and now, since the passage of the FIRREA, the FDIC. DIF insured institutions are limited in the transactions in which they may engage by statute and regulation, which in certain instances may require an institution to conform with regulatory standards or to receive prior approval from regulators. Institutions must also file periodic reports with these government agencies regarding their activities and their financial condition. The OTS and FDIC make periodic examinations of the Bank to test compliance with the various regulatory requirements. If it is deemed appropriate, the FDIC can require a re-valuation of the Bank's assets based on examinations and they can require the Bank to establish specific allowances for loss that reflect any such re-valuation. This supervision and regulation is intended primarily for the protection of depositors. Savings institutions are also subject to certain reserve requirements under Federal Reserve Board regulations.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2006, of $24.0 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances
outstanding.   At September 30, 2006, the Bank had available advances
at FHLB of $613.1 million, and outstanding advances of $499.4 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. At September 30, 2006, the Bank has $128.2 million in brokered deposits, and it could purchase up to an additional$145.2 million in brokered deposits and remain "well capitalized" as defined by the OTS.

INSURANCE ON CUSTOMER DEPOSIT ACCOUNTS
     Deposit insurance reform legislation was signed into law on February 8, 2006. A key provision of this legislation was the merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund, the Deposit Insurance Fund (DIF). The merger of the funds was effective March 31, 2006. The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. Deposit premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months.

     Annual deposit insurance premiums range from 0 to 27 basis points of insured deposits based on where an institution fits on the RRPS. North American is considered to be "well capitalized" and has been placed in the most favorable capital subgroup. In addition to deposit insurance premiums institutions assessed a premium, which is used to service the interest on the Financing Corporation ("FICO") debt.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2006, intangible assets of $3.0 million and servicing rights and deferred tax assets totaling an additional $2.4 million were deducted from the Bank's regulatory capital. At September 30, 2006, the Bank's core capital ratio was 8.9%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2006, North American's regulatory tangible capital was 8.9% of tangible assets.

     Risk-Based Capital Requirement. The OTS's standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2006, the Bank's current risk-based regulatory capital was 10.9% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. The Bank recently received regulatory approval from the OTS under 12 CFR 560.93 which increased it's loans-to-one-borrower limit to $30 million for loans secured by certain residential housing units. Such loans must, in the aggregate, not exceed 150% of the Bank's unimpaired capital and surplus.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2006, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2006, North American met its reserve requirements.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2006, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has eight branch offices, four loan origination offices, one internet loan origination office, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2006, was approximately $10.0 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 46 of the 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 12 in the 2006
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 9 through 10 in the 2006
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 13 through 42 of the 2006
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

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

     Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2006.

	Our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that NASB Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that NASB Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated November 22, 2006 expressed an unqualified opinion thereon.


/s/ BKD LLP

Kansas City, Missouri
November 22, 2006

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 2 through 10 of the Company's Proxy Statement for the 2007 Annual Meeting and information appearing on pages 44 and 45 of the 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 6 through 10 of the Company's Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 2 through 4 of the Company's Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 10 of the Company's Proxy
Statement for the 2007 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     The information appearing on pages 10 and 11 of the Company's Proxy Statement for the 2007 Annual Meeting s incorporated herein by reference.


                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2006 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2006, and 2005
(Annual Report - Page 13).

     Consolidated Statements of Income for the years ended September 30, 2006, 2005, and 2004 (Annual Report - Page 14).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2006, 2005, and 2004 (Annual Report - Pages 15 and 16).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2006, 2005, and 2004 (Annual Report - Page 17).

     Notes to Consolidated Financial Statements (Annual Report - Pages 18 through 42).

     Report of Independent Registered Public Accounting Firm (Annual Report - Page 43).

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

*13) 2006 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2006, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2007 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

*31.1) Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e).

*31.2) Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e).

*32.1)  Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2)  Certification of Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

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