Form 10-Q
period 2006-12-31
NASB FINANCIAL INC
filed 2007-02-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2006

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 5, 2007, was 8,318,642.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                           December 31,   September 30,
                                              2006            2006
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    18,653         11,442
Securities available for sale                     50             50
Stock in Federal Home Loan Bank, at cost      26,053         24,043
Mortgage-backed securities:
  Available for sale, at fair value           93,505         97,259
  Held to maturity                               305            325
Loans receivable:
  Held for sale                               62,970         50,462
  Held for investment, net                 1,304,328      1,295,700
Allowance for loan losses                     (7,697)        (7,991)
Accrued interest receivable                    8,408          8,205
Foreclosed asset held for sale, net            8,932          5,231
Premises and equipment, net                   14,426         12,994
Investment in LLCs                            18,303         16,737
Mortgage servicing rights, net                 1,048          1,089
Deferred income tax asset                      2,706          2,856
Other assets                                   7,664          6,394
                                           ----------     ----------
                                         $ 1,559,654      1,524,796
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   692,368        722,799
  Brokered deposit accounts                  121,116        128,243
  Advances from Federal Home Loan Bank       544,453        499,357
  Subordinated debentures                     25,774             --
  Escrows                                      3,933          8,910
  Income taxes payable                         5,224          2,602
  Accrued expenses and other liabilities       7,254          6,313
                                           ----------     ----------
      Total liabilities                    1,400,122      1,368,224
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at December 31, 2006, and
    September 30, 2006                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,329         16,311
  Retained earnings                          165,333        162,631
  Treasury stock, at cost; 1,538,470
    shares at December 31, 2006, and
    September 30, 2006                       (22,061)       (22,061)
  Accumulated other comprehensive
    loss                                      (1,548)        (1,788)
                                           ----------     ----------
      Total stockholders' equity             159,532        156,572
                                           ----------     ----------
                                         $ 1,559,654      1,524,796
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                Three months ended
                                                    December 31,
                                               ----------------------
                                                  2006        2005
                                               ---------    ---------
Interest on loans                              $ 24,930       22,434
Interest on mortgage-backed securities              854        1,160
Interest and dividends on securities                206          277
Other interest income                                54          121
                                               ---------    ---------
  Total interest income                          26,044       23,992
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              8,245        6,367
Interest on advances from FHLB                    7,008        4,759
Interest on subordinated debentures                  92           --
Interest on securities sold under
    agreements to repurchase                          --         606
                                               ---------    ---------
  Total interest expense                         15,345       11,732
                                               ---------    ---------
    Net interest income                          10,699       12,260
Provision for loan losses                           126           65
                                               ---------    ---------
    Net interest income after provision
      for loan losses                            10,573       12,195
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                           34           30
  Impairment recovery on mortgage
        servicing rights                              8            1
  Customer service fees and charges               1,414        1,676
  Provision fro loss on real estate owned          (105)           --
  Gain on sale of loans held for sale             3,505        3,852
  Other                                             639          282
                                               ---------    ---------
    Total other income                            5,495        5,841
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,897        4,492
  Commission-based mortgage banking
      compensation                                1,773        1,871
  Premises and equipment                            858          874
  Advertising and business promotion                858        1,108
  Federal deposit insurance premiums                 28           26
  Other                                           1,215        1,526
                                               ---------    ---------
    Total general and administrative expenses     8,629        9,897
                                               ---------    ---------
    Income before income tax expense              7,439        8,139
Income tax expense                                2,865        2,930
                                               ---------    ---------
    Net income                                  $ 4,574        5,209
                                               =========    =========
Basic earnings per share                        $  0.55         0.62
                                               =========    =========
Diluted earnings per share                      $  0.55         0.61
                                               =========    =========

Basic weighted average shares outstanding     8,318,642    8,434,562





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2006       $ 1,479       16,311    162,631    (22,061)   (1,788)       156,572
  Comprehensive income:
    Net income                        --           --      4,574         --        --          4,574
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --       240            240
         available for sale                                                                  -------
    Total comprehensive income                                                                 4,814
  Cash dividends paid                 --           --     (1,872)        --        --         (1,872)
  Stock based compensation expense    --           18         --         --        --             18
                               ----------------------------------------------------------------------
Balance at December 31, 2006     $ 1,479       16,329    165,333    (22,061)   (1,548)       159,532
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                            2006         2005
                                                                      (Restated)
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  4,574        5,209
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                278          306
  Amortization and accretion, net                            (639)        (541)
  Impairment recovery on mortgage
    servicing rights                                           (8)          (1)
  Gain on sale of loans receivable held for sale           (3,505)      (3,852)
  Provision for loan losses                                   126           65
  Provision for loss on foreclosed assets                     105          --
  Principal repayments of mortgage loans receivable            --            7
    held for sale
  Origination of loans receivable held for sale          (222,182)    (317,333)
  Sale of loans receivable held for sale                  213,179      365,383
  Stock based compensation - stock options                     18           --
Changes in:
  Net fair value of loan related commitments                 (102)          52
  Accrued interest receivable                                (203)        (430)
  Accrued expenses and other liabilities and
    income taxes payable                                    4,092        5,588
                                                          ----------------------
Net cash provided by (used in) operating activities        (4,267)      54,453

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           20           35
    Available for sale                                      4,007        9,458
  Principal repayments of mortgage loans receivable
    held for investment                                    64,725       93,728
  Principal repayments of other loans receivable            2,098        1,941
  Loan origination - mortgage loans held for investment   (79,634)    (141,023)
  Loan origination - other loans receivable                (1,282)      (1,209)
  Purchase of FHLB stock                                   (2,009)      (1,021)
  Proceeds for sale of real estate owned                    2,130        1,817
  Purchases of premises and equipment, net                 (1,710)        (805)
  Investment in LLCs                                       (1,566)      (2,354)
  Other                                                    (1,724)        (373)
                                                          ----------------------
Net cash used in investing activities                     (14,945)     (39,806)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                            Three months ended
                                                              December 31,
                                                          ----------------------
                                                            2006         2005
                                                                      (Restated)
                                                          ----------------------
Cash flows from financing activities:
  Net (decrease) increase in customer and
     brokered deposit accounts                            (37,654)      45,428
  Proceeds from advances from FHLB                        130,000      150,000
  Repayment on advances from FHLB                         (84,848)    (127,079)
  Proceeds from subordinated debentures                    25,774           --
  Repayment of securities sold under
     agreements to repurchase                                  --      (69,500)
  Cash dividends paid                                      (1,872)      (3,796)
  Purchase of common stock for treasury                        --         (769)
  Change in escrows                                        (4,977)      (5,828)
                                                          ----------------------
Net cash provided by (used in) financing activities        26,423      (11,544)
                                                          ----------------------
Net increase in cash and cash equivalents                   7,211        3,103
Cash and cash equivalents at beginning of the period       11,442       35,334
                                                          ----------------------
Cash and cash equivalents at end of period               $ 18,653       38,437
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    335          296
  Cash paid for interest                                   14,016       11,682

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  5,723          887
    Capitalization of mortgage servicing rights                --           68










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The condensed consolidated balance sheet of the Company as of September 30, 2006, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2006, have remained unchanged from September 30, 2006. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2006.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended
                                             ----------------------
                                              12/31/06    12/31/05
                                             ----------------------
Net income (in thousands)                     $  4,574      5,209

Average common shares outstanding            8,318,642  8,434,562
Average common share stock options
  outstanding                                   53,151     42,303
                                             ----------------------
Average diluted common shares                8,371,793  8,476,865

Earnings per share:
   Basic                                      $   0.55       0.62
   Diluted                                        0.55       0.61





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                       December 31, 2006
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     242        5        --         247
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          13,023       --       345      12,678
FHLMC participation
  certificates
    - fixed rate                1,146       --        75       1,071
    - adjustable rate          81,702       --     2,193      79,509
                            -------------------------------------------
     Total                  $  96,113        5     2,613      93,505
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                       December 31, 2006
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    market
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    118         4         --          122
FNMA pass-through
  certificates:
    Fixed rate                   86        --         --           86
    Balloon maturity and
      adjustable rate            73        --         --           73
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               28         1         --           29
                            -------------------------------------------
      Total                $    305         5         --          310
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  366,312
      Business properties                                483,809
      Partially guaranteed by VA or
        insured by FHA                                     1,824
    Construction and development                         511,034
                                                       ----------
       Total mortgage loans                            1,362,979
  Commercial loans                                        59,971
  Installment loans to individuals                        16,476
                                                       ----------
    Total loans held for investment                    1,439,426
  Less:
    Undisbursed loan funds                              (130,371)
    Unearned discounts and fees and costs
      on loans, net                                       (4,727)
                                                       ----------
     Net loans held for investment                    $1,304,328
                                                       ==========


                                                      December 31,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  92,964
    Less:
      Undisbursed loan funds                             (29,991)
      Unearned discounts and fees and costs
        on loans, net                                         (3)
                                                       ----------
        Net loans held for sale                        $  62,970
                                                       ==========

     Included in the loans receivable balances at December 31, 2006, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $109,000. Loans and participations serviced for others amounted to approximately $96.9 million at December 31, 2006.

     The following table presents the activity in the allowance for losses on loans for the period ended December 31, 2006. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2006               $  7,991
     Provisions                                    126
     Charge-offs                                  (420)
     Recoveries                                     --
                                                --------
     Balance at December 31, 2006             $  7,697
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2006
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                              $ 9,226
Less:  allowance for losses                                (294)
                                                       ----------
   Total                                                $ 8,932
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2006. Dollar amounts are expressed in thousands.

     Balance at October 1, 2006               $  1,089
     Additions:
        Originated mortgage servicing rights        --
        Impairment recovery                          8
     Reductions:
        Amortization                               (49)
                                                --------
     Balance at December 31, 2006             $  1,048
                                                ========


(8) SUBORDINATED DEBENTURES

     On December 13, 2006, NASB Financial, Inc. (the "Company"), through its wholly owned statutory trust, NASB Preferred Trust I (the "Trust"), issued $25 million of pooled Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of NASB Financial Inc.'s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by NASB Financial, Inc. upon formation, NASB Financial. Inc. owns all the common securities of the Trust.

     In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN
46R), the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of the Company. The $25.0 million Trust Preferred Securities issued by the Trust will remain on the records of the Trust. The Trust Preferred Securities are included in Tier I capital for regulatory capital purposes.

     The Trust Preferred Securities have a variable interest rate of 1.65% over the 3-month LIBOR, and are mandatorily redeemable upon the 30-year term of the dentures, or upon earlier redemption as provided in the Indenture. The debentures are callable, in whole or in part, after five years of the issuance date. The Company did not incur a placement or annual trustee fee related to the issuance. The securities are subordinate to all other debt of the Company and interest may be deferred up to five years.

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





                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
December 31, 2006           Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 10,773       --        --           (74)       10,699
Provision for loan losses       126       --        --            --           126
Other income                  1,240    1,773     3,032          (550)        5,495
General and administrative
  expenses                    3,922    1,829     2,955           (77)        8,629
Income tax expense (benefit)  3,066      (21)       30          (210)        2,865
                            -----------------------------------------------------------
    Net income             $  4,899      (35)       47          (337)        4,574
                            ===========================================================




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

     The following table illustrates the restatement made to the Condensed Consolidated Statement of Cash Flows for the three-month period ended December 31, 2005. Dollar amounts are expressed in thousands.


    Net cash from operating activities,
       as previously reported                             $   54,510
    Reclassification of principal repayments
       of loans receivable held for sale                           7
    Correction of origination and principal
       repayments of loans receivable held for sale              (64)
                                                             --------
    Reported net cash from operating activities           $   54,453
                                                             ========

    Net cash from investing activities,
       as previously reported                             $  (39,863)
    Reclassification of principal repayments
       of loans receivable held for sale                          (7)
    Correction of origination and principal
       repayments of loans receivable held for sale               64
                                                             --------
    Reported net cash from investing activities           $  (39,806)
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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2006, were $1,559.7 million, an increase of $34.9 million from September 30, 2006, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2006, the Bank originated $222.2 million in mortgage loans held for sale, $79.6 million in mortgage loans held for investment, and $1.3 million in other loans. This total of $303.1 million in loans originated compares to $459.5 million in loans originated and purchased during the three months ended December 31, 2005.

     Included in the $63.0 million in loans held for sale as of December 31, 2006, are $62.5 million in mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.


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


                              12/31/06      9/30/06     12/31/05
                            -------------------------------------
Asset Classification:
   Substandard               $ 13,220       12,361       11,872
   Doubtful                        --           --           --
   Loss                           322          434          526
                            -------------------------------------
                               13,542       12,795       12,398
Allowance for losses           (7,992)      (8,266)      (7,485)
                            -------------------------------------
                             $  5,550        4,529        4,913
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             12/31/06      9/30/06       12/31/05
                           ----------------------------------------
Total Assets              $ 1,559,654    1,524,796      1,552,886
                           ========================================

Non-accrual loans         $     2,451        6,396          2,805
Troubled debt
  restructurings                   71        3,477          3,479
Net real estate and
  other assets acquired
  through foreclosure           8,932        5,231          8,410
                           ----------------------------------------
     Total                $    11,454       15,104         14,694
                           ========================================
Percent of total assets         0.73%        0.99%          0.95%
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

     The following table sets forth the activity in the allowance for loan losses for the three months ending December 31, 2006, and 2005. Dollar amounts are expressed in thousands.

                                                 2006         2005
                                             -------------------------
         Balance at beginning of year      $    7,991         7,536
         Provision for loan losses                126            65
         Recoveries                                --             9
         Charge-offs                             (420)         (298)
                                             -------------------------
         Balance at December 31            $    7,697         7,312
                                             =========================


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $37.6 million during the three months ended December 31, 2006. The weighted average rate on customer and brokered deposits as of December 31, 2006, was 4.06%, an increase from 3.20% as of December 31, 2005.

     Advances from the FHLB were $544.5 million as of December 31, 2006, an increase of $45.1 million from September 30, 2006. During the three-month period, the Bank borrowed $130.0 million of new advances and repaid $84.8 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of December 31, 2006. Such debentures resulted from the issuance during the quarter of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $3.9 million as of December 31, 2006, a decrease of $5.0 million from September 30, 2006. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2006.

     Total stockholders' equity as of December 31, 2006, was $159.5 million (10.2% of total assets). This compares to $156.6 million (10.3% of total assets) at September 30, 2006. On a per share basis, stockholders' equity was $19.18 on December 31, 2006, compared to $18.82 on September 30, 2006.

     The Company paid cash dividends on its common stock of $0.225 per share on November 24, 2006. Subsequent to the quarter ended December 31, 2006, the Company announced a cash dividend of $0.225 per share to be paid on February 23, 2007, to stockholders of record as of February 2, 2007.

     Total stockholders' equity as of December 31, 2006, includes an unrealized loss of $1.5 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Three months ended
                           ------------------------
                            12/31/06      12/31/05
                           ------------------------
Return on assets              1.19%         1.34%
Return on equity             11.58%        13.96%
Equity-to-assets ratio       10.23%         9.63%
Dividend payout ratio        40.93%        72.87%

RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2006 and 2005.

     For the three months ended December 31, 2006, the Company had net income of $4,574,000 or $0.55 per share. This compares to net income of $5,209,000 or $0.62 per share for the quarter ended December 31, 2005.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2006 and 2005. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                  Three months ended 12/31/06   As of
                                  --------------------------- 12/31/06
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,343,390    24,930   7.42%    7.19%
  Mortgage-backed securities        95,433       854   3.58%    4.25%
  Securities                        25,979       206   3.17%    4.25%
  Bank deposits                      5,701        54   3.79%    4.80%
                                 --------------------------------------
    Total earning assets         1,470,503    26,044   7.08%    6.95%
                                            ---------------------------
Non-earning assets                  62,333
                                 ----------
      Total                     $1,532,736
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 171,792       491   1.14%    1.00%
  Customer and brokered
    certificates of deposit        655,512     7,754   4.73%    4.86%
  FHLB Advances                    525,908     7,008   5.33%    5.23%
  Subordinated debentures            5,250        92   7.01%    7.01%
                                 --------------------------------------
    Total costing liabilities    1,358,462    15,345   4.52%    4.57%
                                            ---------------------------
Non-costing liabilities             16,246
Stockholders' equity               158,028
                                 ----------
      Total                     $1,532,736
                                 ==========
Net earning balance             $  112,041
                                 ==========
Earning yield less costing rate                        2.56%    2.38%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,470,503    10,699   2.91%
                                 ============================




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






                                        Three months ended December 31, 2006, compared to
                                             three months ended December 31, 2005
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   2,116          351          29       2,496
  Mortgage-backed securities                 (44)        (273)         11        (306)
  Securities                                 (95)          36         (12)        (71)
  Bank deposits                               10          (71)         (6)        (67)
                                        -----------------------------------------------
Net change in interest income              1,987           43          22       2,052
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                       1,963          (61)        (24)      1,878
  FHLB Advances                            1,552          521         176       2,249
  Subordinated debentures                     --           --          92          92
  Repurchase agreements                     (606)        (606)        606        (606)
                                        -----------------------------------------------
Net change in interest expense             2,909         (146)        850       3,613
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $    (922)         189        (828)     (1,561)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended December 31, 2006, decreased $1.6 million from the same period in the prior year. Specifically, interest income increased $2.0 million, which was offset by a $3.6 increase in interest expense for the period. Interest on loans increased $2.5 million as the result of a $20.7 million increase in the average balance of loans receivable and 64 basis point increase in the average rate earned on such loans. This increase in interest income was partially offset by a $306,000 decrease in interest on mortgage-backed securities due to a $29.4 million decrease in the average balance of mortgage-backed securities and a 14 basis point decrease in the average rate earned on such assets. Interest expense on customer and brokered deposits increased $1.9 million due to an 86 basis point increase in the average rate paid on such deposits. Interest expense on FHLB advances increased $2.2 million as the result of a $51.9 million increase in the average balance of FHLB advances and a 131 basis point increase in the average rate paid on such liabilities. These increases in interest expense were partially offset by a $606.000 decrease in interest expense on securities sold under agreements to repurchase, which were paid-off during the prior fiscal year.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $126,000 during the quarter ended December 31, 2006, due primarily to increases in the residential and commercial real estate loan portfolios. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 59.0% of total classified assets at December 31, 2006, 64.6% at September 30, 2006, and 60.4% at December 31, 2005.

     Management believes that the provisions for loan losses is adequate. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.

OTHER INCOME
     Other income for the three months ended December 31, 2006, decreased $346,000 from the same period in the prior year. Gain on sale of loans held for sale decreased $347,000 due to a decrease in mortgage banking volume. Customer service fees and charges decreased $262,000 due to a $138,000 decrease in overdraft and return item charges, and a decrease in miscellaneous loan origination fees resulting from the decrease in mortgage banking volume. Provision for loss on real estate owned increased $105,000 due an increase in foreclosed assets held for sale during the period. These decreases were offset by a $357,000 increase in other income due primarily to a $115,000 increase in income received on foreclosed assets held for sale, a $54,000 increase in loan prepayment penalties, and a $154,000 increase in the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2006, decreased $1.3 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation decreased $693,000 due primarily to a reduction of staff in the local and national mortgage banking operations and a decrease in mortgage banking volume. Advertising and business promotion expense decreased $250,000 due primarily to a decrease in advertising costs related to the national mortgage banking operation. Other expense decreased $311,000 due primarily to a decrease in credit, appraisal, underwriting and other costs related to the local and national mortgage banking operations.


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

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2006, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2006, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2006                                  Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 161,695
Adjustment for regulatory capital:
  Intangible assets                                    (2,946)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,706)
  Reverse the effect of SFAS No. 115                    1,548
                                                     ---------
    Tangible capital                                  157,591
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     157,591
  Qualifying general valuation allowance                7,376
                                                     ---------
       Risk-based capital                           $ 164,967
                                                     =========



                                                                As of December 31, 2006
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 164,967     13.1%       100,904      >=8%      126,131     >=10%
Core capital to adjusted tangible assets    157,591     10.3%        61,450      >=4%       76,813      >=5%
Tangible capital to tangible assets         157,591     10.3%        23,044     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      157,591     12.5%            --        --       75,678      >=6%





LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. The Bank has received regulatory approval from the OTS under 12 CFR 560.93 which increased it's loans-to-one-borrower limit to $30 million for loans secured by certain residential housing units. Such loans must, in the aggregate, not exceed 150% of the Bank's unimpaired capital and surplus.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2006, there was $58.1 million available to the Bank in the form of FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At December 31, 2006, the Bank has $121.1 million in brokered deposits, and it could purchase up to $355.6 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2006.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2006.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 9, 2007                           By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 9, 2007                           By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19