Form 10-Q
period 2007-03-31
NASB FINANCIAL INC
filed 2007-05-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2007

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of May 4, 2007, was 8,009,820.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            March 31,    September 30,
                                              2007            2006
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    32,552         11,442
Securities available for sale                     46             50
Stock in Federal Home Loan Bank, at cost      24,406         24,043
Mortgage-backed securities:
  Available for sale, at fair value           90,407         97,259
  Held to maturity                               289            325
Loans receivable:
  Held for sale                               41,961         50,462
  Held for investment, net                 1,300,394      1,295,700
Allowance for loan losses                     (7,502)        (7,991)
Accrued interest receivable                    8,119          8,205
Foreclosed asset held for sale, net           10,314          5,231
Premises and equipment, net                   15,127         12,994
Investment in LLCs                            18,652         16,737
Mortgage servicing rights, net                   973          1,089
Deferred income tax asset                      2,622          2,856
Other assets                                   7,537          6,394
                                           ----------     ----------
                                         $ 1,545,897      1,524,796
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   686,259        722,799
  Brokered deposit accounts                  132,860        128,243
  Advances from Federal Home Loan Bank       504,396        499,357
  Subordinated debentures                     25,774             --
  Securities sold under agreements to
    repurchase                                30,000             --
  Escrows                                      6,505          8,910
  Income taxes payable                         2,238          2,602
  Accrued expenses and other liabilities       6,941          6,313
                                           ----------     ----------
      Total liabilities                    1,394,973      1,368,224
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at March 31, 2007, and
    September 30, 2006                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,347         16,311
  Retained earnings                          167,230        162,631
  Treasury stock, at cost; 1,818,819
    shares at March 31, 2007, and
    1,538,470 shares at September 30, 2006   (32,718)       (22,061)
  Accumulated other comprehensive
    loss                                      (1,414)        (1,788)
                                           ----------     ----------
      Total stockholders' equity             150,924        156,572
                                           ----------     ----------
                                         $ 1,545,897      1,524,796
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2007         2006          2007         2006
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 24,601       23,061        49,531       45,495
Interest on mortgage-backed securities              828        1,097         1,682        2,257
Interest and dividends on securities                336          125           542          402
Other interest income                                52           44           106          165
                                               ---------    ---------     ---------    ---------
  Total interest income                          25,817       24,327        51,861       48,319
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             7,885        7,259        16,130       13,626
Interest on advances from FHLB                    6,868        5,269        13,876       10,028
Interest on subordinated debentures                 439           --           531           --
Interest on securities sold under
  agreements to repurchase                          324          178           324          784
                                               ---------    ---------     ---------    ---------
  Total interest expense                         15,516       12,706        30,861       24,438
                                               ---------    ---------     ---------    ---------
    Net interest income                          10,301       11,621        21,000       23,881
Provision for loan losses                           633           93           759          158
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             9,668       11,528        20,241       23,723
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          (12)          75            22          105
  Impairment recovery on mortgage
       servicing rights                              18            5            26            6
  Customer service fees and charges               1,429        1,478         2,843        3,154
  Recovery on real estate owned                      --           --          (105)          --
  Gain on sale of loans held for sale             3,726        3,271         7,231        7,123
  Other                                             250          492           889          774
                                               ---------    ---------     ---------    ---------
    Total other income                            5,411        5,321        10,906       11,162
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,799        4,308         7,696        8,800
  Commission-based mortgage banking compensation  1,722        1,612         3,495        3,483
  Premises and equipment                            902          901         1,760        1,775
  Advertising and business promotion              1,085          922         1,943        2,030
  Federal deposit insurance premiums                 26           26            54           52
  Other                                           1,415        1,713         2,630        3,239
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     8,949        9,482        17,578       19,379
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              6,130        7,367        13,569       15,506
Income tax expense                                2,361        2,652         5,226        5,582
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 3,769        4,715         8,343        9,924
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.46         0.56          1.01         1.18
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.45         0.56          1.00         1.17
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      8,202,120    8,417,442     8,261,021    8,426,096





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2006       $ 1,479       16,311    162,631    (22,061)   (1,788)       156,572
  Comprehensive income:
    Net income                        --           --      8,343         --        --          8,343
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --       374            374
         available for sale                                                                  -------
    Total comprehensive income                                                                 8,717
  Cash dividends paid                 --           --     (3,744)        --        --         (3,744)
  Stock based compensation expense    --           36         --         --        --             36
  Repurchase of common stock for
    treasury                          --           --         --    (10,657)       --        (10,657)
                               ----------------------------------------------------------------------
Balance at March 31, 2007        $ 1,479       16,347    167,230    (32,718)   (1,414)       150,924
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                            2007         2006
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  8,343        9,924
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                564          620
  Amortization and accretion, net                          (1,327)        (804)
  Impairment recovery on mortgage
    servicing rights                                          (26)          (6)
  Gain on sale of loans receivable held for sale           (7,231)      (7,123)
  Provision for loan losses                                   759          158
  Provision for loss on real estate owned                     105           --
  Principal repayments of mortgage loans receivable            --           14
    held for sale
  Origination of loans receivable held for sale          (471,310)    (503,943)
  Sale of loans receivable held for sale                  487,042      551,807
  Stock based compensation - stock options                     36           25
Changes in:
  Net fair value of loan related commitments                 (105)          80
  Accrued interest receivable                                  86         (749)
  Accrued expenses and other liabilities and
    income taxes payable                                      793          125
                                                          ----------------------
Net cash provided by operating activities                  17,729       50,128

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           37           56
    Available for sale                                      7,195       17,501
  Principal repayments of mortgage loans receivable
    held for investment                                   189,436      198,159
  Principal repayments of other loans receivable            4,856        4,423
  Maturity of investment securities available for sale          4            4
  Loan origination - mortgage loans held for investment  (202,932)    (272,694)
  Loan origination - other loans receivable                (3,764)      (2,498)
  Purchase of FHLB stock                                     (363)        (662)
  Proceeds for sale of real estate owned                    3,119        3,147
  Purchases of premises and equipment, net                 (2,696)      (2,427)
  Investment in LLCs                                       (1,915)      (4,074)
  Other                                                    (1,624)         (79)
                                                          ----------------------
Net cash used in investing activities                      (8,647)     (59,144)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                            2007         2006
                                                          ----------------------
Cash flows from financing activities:
  Net (decrease) increase in customer and
     brokered deposit accounts                            (33,092)     104,500
  Proceeds from advances from FHLB                        130,000      174,000
  Repayment on advances from FHLB                        (124,848)    (162,160)
  Proceeds from subordinated debentures                    25,774           --
  Proceeds from sale of securities
     under agreements to repurchase                        30,900           --
  Repayment of securities sold under
     agreements to repurchase                                (900)    (122,000)
  Cash dividends paid                                      (3,744)      (5,691)
  Purchase of common stock for treasury                   (10,657)        (769)
  Change in escrows                                        (2,405)      (3,534)
                                                          ----------------------
Net cash provided by (used in) financing activities        12,028      (15,654)
                                                          ----------------------
Net increase (decrease) in cash and cash equivalents       21,110      (24,670)
Cash and cash equivalents at beginning of the period       11,442       35,334
                                                          ----------------------
Cash and cash equivalents at end of period               $ 32,552       10,664
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  5,590        5,670
  Cash paid for interest                                   30,165       24,440

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 11,488        1,524
    Conversion of real estate owned to loans receivable     3,513           --
    Capitalization of mortgage servicing rights                 6          118










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The condensed consolidated balance sheet of the Company as of September 30, 2006, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2007, have remained unchanged from September 30, 2006. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2006.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/07    3/31/06        3/31/07    3/31/06
                                             ----------------------    ----------------------
Net income (in thousands)                     $  3,769      4,715          8,343      9,924

Average common shares outstanding            8,202,120  8,417,442      8,261,021  8,426,096
Average common share stock options
  outstanding                                   58,729     43,026         55,755     42,312
                                             ----------------------    ----------------------
Average diluted common shares                8,260,849  8,460,468      8,316,776  8,468,408

Earnings per share:
   Basic                                      $   0.46       0.56           1.01       1.18
   Diluted                                        0.45       0.56           1.00       1.17





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        March 31, 2007
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     224        5        --         229
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          12,571       --       321      12,250
FHLMC participation
  certificates
    - fixed rate                1,095       --        70       1,025
    - adjustable rate          78,817       --     1,914      76,903
                            -------------------------------------------
     Total                  $  92,707        5     2,305      90,407
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        March 31, 2007
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $    110         3         --          113
FNMA pass-through
  certificates:
    Fixed rate                   83        --         --           83
    Balloon maturity and
      adjustable rate            72        --         --           72
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               24         1         --           25
                            -------------------------------------------
      Total                $    289         4         --          293
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  357,684
      Business properties                                504,787
      Partially guaranteed by VA or
        insured by FHA                                     1,955
    Construction and development                         488,860
                                                       ----------
       Total mortgage loans                            1,353,286
  Commercial loans                                        57,468
  Installment loans to individuals                        16,167
                                                       ----------
    Total loans held for investment                    1,426,921
  Less:
    Undisbursed loan funds                              (121,634)
    Unearned discounts and fees and costs
      on loans, net                                       (4,893)
                                                       ----------
     Net loans held for investment                    $1,300,394
                                                       ==========


                                                       March 31,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  76,730
    Less:
      Undisbursed loan funds                             (34,769)
                                                       ----------
        Net loans held for sale                        $  41,961
                                                       ==========

     Included in the loans receivable balances at March 31, 2007, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $91,000. Loans and participations serviced for others amounted to approximately $92.7 million at March 31, 2007.

     The following table presents the activity in the allowance for losses on loans for the period ended March 31, 2007. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2006               $  7,991
     Provisions                                    759
     Charge-offs                                (1,248)
     Recoveries                                     --
                                                --------
     Balance at March 31, 2007                $  7,502
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                       March 31,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 10,701
Less:  allowance for losses                                (387)
                                                       ----------
   Total                                               $ 10,314
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2007. Dollar amounts are expressed in thousands.

     Balance at October 1, 2006               $  1,089
     Additions:
        Originated mortgage servicing rights         6
        Impairment recovery                         26
     Reductions:
        Amortization                              (148)
                                                --------
     Balance at March 31, 2007                $    973
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

(9) REPURCHASE AGREEMENTS

     During the six-month period ended March 31, 2007, the Bank sold various adjustable-rate mortgage-backed securities under agreements to repurchase. The outstanding balance of such repurchase agreements was $30.0 million at March 31, 2007. These agreements have a weighted average rate of 5.37% and a weighted average maturity of 16 days.


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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
March 31, 2007              Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 10,721       --        --          (420)       10,301
Provision for loan losses       633       --        --            --           633
Other income                    994    1,350     3,395          (328)        5,411
General and administrative
  expenses                    4,005    1,609     3,343            (8)        8,949
Income tax expense (benefit)  2,725     (100)       20          (284)        2,361
                            -----------------------------------------------------------
    Net income             $  4,352     (159)       32          (456)        3,769
                            ===========================================================




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
                            ===========================================================



                                      Local      National
Six months ended                     Mortgage    Mortgage     Other and
March 31, 2007              Banking  Banking     Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 21,494       --         --         (494)       21,000
Provision for loan losses       759       --         --           --           759
Other income                  2,234    3,123      6,428         (879)       10,906
General and administrative
  expenses                    7,926    3,438      6,298          (84)       17,578
Income tax expense (benefit)  5,792     (122)        50         (494)        5,226
                            -----------------------------------------------------------
    Net income             $  9,251     (193)        80         (795)        8,343
                            ===========================================================




                                       Local    National
Six months ended                      Mortgage  Mortgage   Other and
March 31, 2006               Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2007, were $1,545.9 million, an increase of $21.1 million from September 30, 2006, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2007, the Bank originated $471.3 million in mortgage loans held for sale, $202.9 million in mortgage loans held for investment, and $3.8 million in other loans. This total of $678.0 million in loans originated compares to $779.1 million in loans originated and purchased during the six months ended March 31, 2006.

     Loans held for sale as of March 31, 2006 were $42.0 million, and consisted entirely of mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               3/31/07      9/30/06     3/31/06
                            -------------------------------------
Asset Classification:
   Substandard               $ 13,722       12,361       12,236
   Doubtful                        --           --           --
   Loss                           209          434          441
                            -------------------------------------
                               13,931       12,795       12,677
Allowance for losses           (7,889)      (8,266)      (7,618)
                            -------------------------------------
                             $  6,042        4,529        5,059
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             3/31/07      9/30/06        3/31/06
                           ----------------------------------------
Total Assets              $ 1,545,897    1,524,796      1,550,342
                           ========================================

Non-accrual loans         $     2,453        6,396          2,603
Troubled debt
  restructurings                   70        3,477          3,478
Net real estate and
  other assets acquired
  through foreclosure          10,314        5,231          7,566
                           ----------------------------------------
     Total                $    12,837       15,104         13,647
                           ========================================
Percent of total assets         0.83%        0.99%          0.88%
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

LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $31.9 million during the six months ended March 31, 2007. The weighted average rate on customer and brokered deposits as of March 31, 2007, was 4.15%, an increase from 3.52% as of March 31, 2006.

     Advances from the FHLB were $504.4 million as of March 31, 2007, an increase of $5.0 million from September 30, 2006. During the six-month period, the Bank borrowed $130.0 million of new advances and repaid $124.8 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of March 31, 2007. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     During the six-month period, the Bank sold $30.9 million of mortgage-backed securities sold under agreements to repurchase, and repurchase agreements of $900,000 were repaid.

     Escrows were $6.5 million as of March 31, 2007, a decrease of $2.4 million from September 30, 2006. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2006.

     Total stockholders' equity as of March 31, 2007, was $150.9 million (9.8% of total assets). This compares to $156.6 million (10.3% of total assets) at September 30, 2006. On a per share basis, stockholders' equity was $18.78 on March 31, 2007, compared to $18.82 on September 30, 2006.

     The Company paid cash dividends on its common stock of $0.225 per share on November 24, 2006, and February 23, 2007. Subsequent to the quarter ended March 31, 2007, the Company announced a cash dividend of $0.225 per share to be paid on May 25, 2007, to stockholders of record as of May 4, 2007.

     Total stockholders' equity as of March 31, 2007, includes an unrealized loss of $1.4 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive loss."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six months ended
                           ------------------------
                             3/31/07       3/31/06
                           ------------------------
Return on assets              1.09%         1.28%
Return on equity             10.85%        13.19%
Equity-to-assets ratio        9.76%         9.80%
Dividend payout ratio        44.88%        57.34%


RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2007 and 2006.

     For the three months ended March 31, 2007, the Company had net income of $3,769,000 or $0.46 per share. This compares to net income of $4,715,000 or $0.56 per share for the quarter ended March 31, 2006.

     For the six months ended March 31, 2007, the Company had net income of $8,343,000 or $1.01 per share. This compares to net income of $9,924,000 or $1.18 per share for the six months ended March 31, 2006.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2007 and 2006. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                   Six months ended 3/31/07    As of
                                  --------------------------- 3/31/07
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,344,718    49,531   7.37%    7.21%
  Mortgage-backed securities        93,880     1,682   3.58%    4.24%
  Securities                        25,765       542   4.21%    4.25%
  Bank deposits                      4,968       106   4.27%    4.82%
                                 --------------------------------------
    Total earning assets         1,469,331    51,861   7.06%    6.96%
                                            ---------------------------
Non-earning assets                  62,780
                                 ----------
      Total                     $1,532,111
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 169,650     1,143   1.35%    0.99%
  Customer and brokered
    certificates of deposit        640,169    14,987   4.68%    5.01%
  FHLB Advances                    526,922    13,876   5.27%    5.21%
  Subordinated debentures           15,142       531   7.01%    7.01%
  Repurchase agreements             12,986       324   4.99%    5.37%
                                 --------------------------------------
    Total costing liabilities    1,364,869    30,861   4.52%    4.62%
                                            ---------------------------
Non-costing liabilities             10,809
Stockholders' equity               156,433
                                 ----------
      Total                     $1,532,111
                                 ==========
Net earning balance             $  104,462
                                 ==========
Earning yield less costing rate                        2.54%    2.34%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,469,331    21,000   2.86%
                                 ============================




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






                                         Six months ended March 31, 2007, compared to
                                              six months ended March 31, 2006
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   3,525          499          12       4,036
  Mortgage-backed securities                (108)        (494)         27        (575)
  Securities                                  86           45           9         140
  Bank deposits                               47          (83)        (23)        (59)
                                        -----------------------------------------------
Net change in interest income              3,550          (33)         25       3,542
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                       3,429         (753)       (172)      2,504
  FHLB Advances                            2,557        1,030         261       3,848
  Subordinated debentures                     --           --         531         531
  Repurchase agreements                      340         (558)       (242)       (460)
                                        -----------------------------------------------
Net change in interest expense             6,326         (281)        378       6,423
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (2,776)         248        (353)     (2,881)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended March 31, 2007, decreased $1.3 million from the same period in the prior year. Specifically, interest income increased $1.5 million due to both an increase in the average balance of interest-earning assets and an increase in the average rate earned on such assets. The increase in interest income was offset by a $2.8 million increase in interest expense, which resulted from both an increase in the average balance of interest-costing liabilities and an increase in the average rate paid on such liabilities.

     Net interest margin before loan loss provision for the six months ended March 31, 2007, decreased $2.9 million from the same period in the prior year. Specifically, interest income increased $3.5 million, which was offset by a $6.4 million increase in interest expense for the period. Interest on loans increased $4.0 million as the result of a $14.6 million increase in the average balance of loans receivable and 53 basis point increase in the average rate earned on such loans. This increase in interest income was partially offset by a $575,000 decrease in interest on mortgage-backed securities due to a $26.3 million decrease in the average balance of mortgage-backed securities and an 18 basis point decrease in the average rate earned on such assets.
Interest expense on customer and brokered deposits increased $2.5 million due to a 63 basis point increase in the average rate paid on such deposits. Interest expense on FHLB advances increased $3.8 million as the result of a $49.0 million increase in the average balance of FHLB advances and a 107 basis point increase in the average rate paid on such liabilities. Interest on subordinated debentures increased $531,000 due to a $15.1 million increase in the average balance of such liabilities, which were issued in December 2006. These increases in interest expense were partially offset by a $460,000 decrease in interest expense on securities sold under agreements to repurchase due to a $32.0 million decrease in the average balance of securities sold under agreements to repurchase.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $633,000 during the quarter ended March 31, 2007, due primarily to increases in construction and development loans classified as substandard, which were taken into the foreclosed assets held for sale portfolio prior to the end of the quarter. The Company recorded a provision for loan losses of $126,000 during the quarter ended December 31, 2006, due primarily to increases in the residential and commercial real estate loan portfolios. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 56.6% of total classified assets at March 31, 2007, 64.6% at September 30, 2006, and 60.1% at March 31, 2006.

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


OTHER INCOME
     Other income for the three months ended March 31, 2007, increased $90,000 from the same period in the prior year. Gain on sale of loans held for sale increased $455,000 due to a increase in mortgage banking volume for the quarter. This increase was offset by a $49,000 decrease in customer service fees and charges due primarily to a decrease in overdraft and return item charges. Additionally, loan servicing fees decreased $87,000 due to an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the quarter. Other income decreased $242,000 due primarily to decreases in income received on foreclosed assets held for sale and income received from the Company's investment in LLCs.

     Other income for the six months ended March 31, 2007, decreased $256,000 from the same period in the prior year. Gain on sale of loans held for sale increased $108,000 due to increased spreads on residential mortgage loans sold to outside investors. Other income increased $115,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These increases were offset by a $311,000 decrease in customer service fees and charges due primarily to a decrease in overdraft and return item charges. Additionally, provision for loss on real estate owned increased $105,000 due to an increase in foreclosed assets held for sale during the period. Loan servicing fees decreased $83,000 due to an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the period.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2007, decreased $533,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation decreased $399,000 due primarily to a decrease in employee benefit related costs during the quarter. Other expense decreased $298,000 due primarily to a decrease in credit, appraisal, underwriting legal and other costs related to the local and national mortgage banking operations and the construction and commercial real estate lending operations of the Bank. These decreases were offset by $163,000 increase in advertising and business promotion expense due to an increased costs related to the national mortgage banking operation, and costs associated with the new retail branch in Platte City, Missouri, which opened in February 2007.

     Total general and administrative expenses for the six months ended March 31, 2007, decreased $1.8 million from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation decreased $1.1 million due to a reduction of staff in the local and national mortgage banking operations, a decrease in mortgage banking volume, and a reduction in employee benefit related costs for the period. Advertising and business promotion expense decreased $87,000 due primarily to a decrease in advertising costs related to the national mortgage banking operation. Other expense decreased $609,000 due primarily to a decrease in credit, appraisal, underwriting legal and other costs related to the local and national mortgage banking operations and the construction and commercial real estate lending operations of the Bank.


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

INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000.
Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 0 to 27 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized," which is the most favorable capital group and supervisory subgroup. DIF-insured institutions are also assessed a premium to service the interest on Financing Corporation ("FICO") debt.


REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2007, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2007, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2007                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 144,924
Adjustment for regulatory capital:
  Intangible assets                                    (2,921)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,622)
  Reverse the effect of SFAS No. 115                    1,414
                                                     ---------
    Tangible capital                                  140,795
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     140,795
  Qualifying general valuation allowance                7,293
                                                     ---------
       Risk-based capital                           $ 148,088
                                                     =========



                                                                 As of March 31, 2007
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 148,088     11.9%        99,929      >=8%      124,911     >=10%
Core capital to adjusted tangible assets    140,795      9.3%        60,881      >=4%       76,102      >=5%
Tangible capital to tangible assets         140,795      9.3%        22,831     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      140,795     11.3%            --        --       74,947      >=6%





LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. The Bank has received regulatory approval from the OTS under 12 CFR 560.93 to increase it's loans-to-one-borrower limit to $30 million for loans secured by certain residential housing units. Such loans must not, in the aggregate, exceed 150% of the Bank's unimpaired capital and surplus.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2007, there was $99.3 million available to the Bank in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At March 31, 2007, the Bank has $132.9 million in brokered deposits, and it could purchase up to $200.1 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

     The annual stockholder's meeting was held on January 23, 2007. The following persons were elected to NASB Financial Inc.'s Board of Directors for three year terms:

                        David H. Hancock
                        Linda S. Hancock
                        Paul L. Thomas

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2007.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


May 9, 2007                                By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 9, 2007                                By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19