Form 10-Q
period 2007-06-30
NASB FINANCIAL INC
filed 2007-08-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2007

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 6, 2007, was 7,880,629.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            June 30,     September 30,
                                              2007            2006
                                           (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    29,298         11,442
Securities available for sale                     46             50
Stock in Federal Home Loan Bank, at cost      24,621         24,043
Mortgage-backed securities:
  Available for sale, at fair value           85,819         97,259
  Held to maturity                               263            325
Loans receivable:
  Held for sale                               67,246         50,462
  Held for investment, net                 1,274,537      1,295,700
Allowance for loan losses                     (7,673)        (7,991)
Accrued interest receivable                    8,100          8,205
Foreclosed asset held for sale, net            7,631          5,231
Premises and equipment, net                   15,769         12,994
Investment in LLCs                            18,885         16,737
Mortgage servicing rights, net                 1,005          1,089
Deferred income tax asset                      2,609          2,856
Other assets                                   7,690          6,394
                                           ----------     ----------
                                         $ 1,535,846      1,524,796
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   702,902        722,799
  Brokered deposit accounts                  146,470        128,243
  Advances from Federal Home Loan Bank       493,990        499,357
  Subordinated debentures                     25,774             --
  Escrows                                      7,032          8,910
  Income taxes payable                         1,388          2,602
  Accrued expenses and other liabilities       9,099          6,313
                                           ----------     ----------
      Total liabilities                    1,386,655      1,368,224
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at June 30, 2007, and
    September 30, 2006                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,366         16,311
  Retained earnings                          169,208        162,631
  Treasury stock, at cost; 1,924,883
    shares at June 30, 2007, and
    1,538,470 shares at September 30, 2006   (36,468)       (22,061)
  Accumulated other comprehensive
    loss                                      (1,394)        (1,788)
                                           ----------     ----------
      Total stockholders' equity             149,191        156,572
                                           ----------     ----------
                                         $ 1,535,846      1,524,796
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                 Three months ended          Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2007         2006          2007         2006
                                               ---------    ---------     ---------    ---------
Interest on loans                              $ 24,706       23,884        74,237       69,379
Interest on mortgage-backed securities              763        1,023         2,445        3,280
Interest and dividends on securities                452          175           994          577
Other interest income                               133           39           239          204
                                               ---------    ---------     ---------    ---------
  Total interest income                          26,054       25,121        77,915       73,440
                                               ---------    ---------     ---------    ---------

Interest on customer deposit accounts             8,534        7,995        24,664       21,621
Interest on advances from FHLB                    6,569        5,505        20,445       15,533
Interest on subordinated debentures                 443           --           974           --
Interest on securities sold under
  agreements to repurchase                           72           --           396          784
                                               ---------    ---------     ---------    ---------
  Total interest expense                         15,618       13,500        46,479       37,938
                                               ---------    ---------     ---------    ---------
    Net interest income                          10,436       11,621        31,436       35,502
Provision for loan losses                           175          250           934          408
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            10,261       11,371        30,502       35,094
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          138           32           160          137
  Impairment recovery on mortgage
       servicing rights                             (28)           9            (2)          15
  Customer service fees and charges               1,582        1,512         4,425        4,666
  Recovery on real estate owned                    (340)         277          (445)         277
  Gain on sale of loans held for sale             4,166        3,950        11,397       11,073
  Other                                             340          842         1,229        1,616
                                               ---------    ---------     ---------    ---------
    Total other income                            5,858        6,622        16,764       17,784
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,122        4,402        11,818       13,202
  Commission-based mortgage banking compensation  2,075        1,827         5,570        5,310
  Premises and equipment                            953          869         2,713        2,644
  Advertising and business promotion              1,220          821         3,163        2,851
  Federal deposit insurance premiums                 25           27            79           79
  Other                                           1,566        1,625         4,196        4,864
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     9,961        9,571        27,539       28,950
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              6,158        8,422        19,727       23,928
Income tax expense                                2,372        3,244         7,598        8,826
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 3,786        5,178        12,129       15,102
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.47         0.61          1.48         1.79
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.47         0.61          1.47         1.78
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,986,967    8,396,165     8,169,670    8,416,356





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2006       $ 1,479       16,311    162,631    (22,061)   (1,788)       156,572
  Comprehensive income:
    Net income                        --           --     12,129         --        --         12,129
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --       394            394
         available for sale                                                                  -------
    Total comprehensive income                                                                12,523
  Cash dividends paid                 --           --     (5,552)        --        --         (5,552)
  Stock based compensation expense    --           55         --         --        --             55
  Repurchase of common stock for
    treasury                          --           --         --    (14,407)       --        (14,407)
                               ----------------------------------------------------------------------
Balance at June 30, 2007         $ 1,479       16,366    169,208    (36,468)   (1,394)       149,191
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                             Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                            2007         2006
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 12,129       15,102
  Adjustments to reconcile net income to net cash
    provided by (used in)operating activities:
  Depreciation                                                863          938
  Amortization and accretion, net                          (1,340)      (1,032)
  Impairment (loss) recovery on mortgage
    servicing rights                                            2          (15)
  Gain on sale of loans receivable held for sale          (11,397)     (11,073)
  Provision for loan losses                                   934          408
  Provision for loss (recovery) on real estate owned          445         (277)
  Principal repayments of mortgage loans receivable
    held for sale                                              --           19
  Origination of loans receivable held for sale          (754,225)    (753,315)
  Sale of loans receivable held for sale                  748,838      790,634
  Stock based compensation - stock options                     55           38
Changes in:
  Net fair value of loan related commitments                  (88)         (18)
  Accrued interest receivable                                 105         (950)
  Accrued expenses and other liabilities and
    income taxes payable                                    2,082          860
                                                          ----------------------
Net cash provided by (used in) operating activities        (1,597)      41,319

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           62           82
    Available for sale                                     11,670       24,373
  Principal repayments of mortgage loans receivable
    held for investment                                   321,184      325,641
  Principal repayments of other loans receivable            7,097        6,200
  Maturity of investment securities available for sale          4            4
  Loan origination - mortgage loans held for investment  (307,631)    (392,188)
  Loan origination - other loans receivable                (7,273)      (4,093)
  Purchase of FHLB stock                                     (578)      (1,672)
  Proceeds for sale of real estate owned                    5,869        5,032
  Purchases of premises and equipment, net                 (3,744)      (3,134)
  Investment in LLCs                                       (2,148)      (4,141)
  Other                                                    (1,857)         282
                                                          ----------------------
Net cash provided by (used in) investing activities        22,655      (43,614)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands, except share data)



                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                            2007         2006
                                                          ----------------------
Cash flows from financing activities:
  Net (decrease) increase in customer and
     brokered deposit accounts                             (1,941)      83,985
  Proceeds from advances from FHLB                        278,650      222,000
  Repayment on advances from FHLB                        (283,848)    (192,241)
  Proceeds from subordinated debentures                    25,774           --
  Proceeds from sale of securities
     under agreements to repurchase                        30,900           --
  Repayment of securities sold under
     agreements to repurchase                             (30,900)    (122,000)
  Cash dividends paid                                      (5,552)      (7,584)
  Purchase of common stock for treasury                   (14,407)      (2,409)
  Change in escrows                                        (1,878)      (3,104)
                                                          ----------------------
Net cash used in financing activities                      (3,202)     (21,353)
                                                          ----------------------
Net increase (decrease) in cash and cash equivalents       17,856      (23,648)
Cash and cash equivalents at beginning of the period       11,442       35,334
                                                          ----------------------
Cash and cash equivalents at end of period               $ 29,298       11,686
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  8,812        7,958
  Cash paid for interest                                   44,249       38,951

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 12,820        2,382
    Conversion of real estate owned to loans receivable     4,461        2,170
    Capitalization of mortgage servicing rights                 6          139










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The condensed consolidated balance sheet of the Company as of September 30, 2006, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2007, have remained unchanged from September 30, 2006. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2006.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/07    6/30/06        6/30/07    6/30/06
                                             ----------------------    ----------------------
Net income (in thousands)                     $  3,786      5,178         12,129     15,102

Average common shares outstanding            7,986,967  8,396,165      8,169,670  8,416,356
Average common share stock options
  outstanding                                   63,293     46,292         58,086     43,568
                                             ----------------------    ----------------------
Average diluted common shares                8,050,260  8,442,457      8,227,756  8,459,924

Earnings per share:
   Basic                                      $   0.47       0.61           1.48       1.79
   Diluted                                        0.47       0.61           1.47       1.78





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        June 30, 2007
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     204        6        --         210
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          12,028       --       310      11,718
FHLMC participation
  certificates
    - fixed rate                1,025       --        72         953
    - adjustable rate          74,828       --     1,890      72,938
                            -------------------------------------------
     Total                  $  88,085        6     2,272      85,819
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        June 30, 2007
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     96         2         --           98
FNMA pass-through
  certificates:
    Fixed rate                   80         1         --           81
    Balloon maturity and
      adjustable rate            71        --         --           71
Pass-through certificates
  guaranteed by GNMA
      - fixed rate               16         1         --           17
                            -------------------------------------------
      Total                $    263         4         --          267
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  346,448
      Business properties                                485,642
      Partially guaranteed by VA or
        insured by FHA                                     1,609
    Construction and development                         493,366
                                                       ----------
       Total mortgage loans                            1,327,065
  Commercial loans                                        65,048
  Installment loans to individuals                        17,404
                                                       ----------
    Total loans held for investment                    1,409,517
  Less:
    Undisbursed loan funds                              (129,785)
    Unearned discounts and fees and costs
      on loans, net                                       (5,195)
                                                       ----------
     Net loans held for investment                    $1,274,537
                                                       ==========


                                                        June 30,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 101,761
    Less:
      Undisbursed loan funds                             (34,515)
                                                       ----------
        Net loans held for sale                        $  67,246
                                                       ==========

     Included in the loans receivable balances at June 30, 2007, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $85,000. Loans and participations serviced for others amounted to approximately $88.1 million at June 30, 2007.

     The following table presents the activity in the allowance for losses on loans for the period ended June 30, 2007. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2006               $  7,991
     Provisions                                    934
     Charge-offs                                (1,252)
     Recoveries                                     --
                                                --------
     Balance at June 30, 2007                $  7,673
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $  8,081
Less:  allowance for losses                                (450)
                                                       ----------
   Total                                               $  7,631
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2007. Dollar amounts are expressed in thousands.

     Balance at October 1, 2006               $  1,089
     Additions:
        Originated mortgage servicing rights         6
     Reductions:
        Amortization                               (88)
        Impairment loss                             (2)
                                                --------
     Balance at June 30, 2007                 $  1,005
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




                                       Local     National
Three months ended                    Mortgage   Mortgage     Other and
June 30, 2007               Banking   Banking    Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 10,862       --        --          (426)       10,436
Provision for loan losses       175       --        --            --           175
Other income                  1,025    1,863     3,543          (573)        5,858
General and administrative
  expenses                    4,354    2,037     3,627           (57)        9,961
Income tax expense (benefit)  2,833      (67)      (32)         (362)        2,372
                            -----------------------------------------------------------
    Net income             $  4,525     (107)      (52)         (580)        3,786
                            ===========================================================




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
                            ===========================================================





                                      Local      National
Nine months ended                    Mortgage    Mortgage     Other and
June 30, 2007               Banking  Banking     Banking    Eliminations  Consolidated
---------------------------------------------------------------------------------------
Net interest income        $ 32,356       --         --         (920)       31,436
Provision for loan losses       934       --         --           --           934
Other income                  3,260    4,987      9,971       (1,454)       16,764
General and administrative
  expenses                   12,282    5,476      9,925         (144)       27,539
Income tax expense (benefit)  8,624     (188)        18         (856)        7,598
                            -----------------------------------------------------------
    Net income             $ 13,776     (301)        28       (1,374)       12,129
                            ===========================================================



                                       Local    National
Nine months ended                     Mortgage  Mortgage   Other and
June 30, 2006                Banking  Banking   Banking   Eliminations  Consolidated
------------------------------------------------------------------------------------
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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2007, were $1,535.8 million, an increase of $11.1 million from September 30, 2006, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2007, the Bank originated $754.2 million in mortgage loans held for sale, $307.6 million in mortgage loans held for investment, and $7.3 million in other loans. This total of $1,069.1 million in loans originated compares to $1,149.6 million in loans originated and purchased during the nine months ended June 30, 2006.

     Loans held for sale as of June 30, 2007, were $67.2 million, and consisted entirely of mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               6/30/07      9/30/06     6/30/06
                            -------------------------------------
Asset Classification:
   Substandard               $ 11,301       12,361        8,665
   Doubtful                        --           --           --
   Loss                           427          434          435
                            -------------------------------------
                               11,728       12,795        9,100
Allowance for losses           (8,123)      (8,266)      (7,839)
                            -------------------------------------
                             $  3,605        4,529        1,261
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             6/30/07      9/30/06        6/30/06
                           ----------------------------------------
Total Assets              $ 1,535,846    1,524,796      1,550,347
                           ========================================

Non-accrual loans         $     2,036        6,396          2,931
Troubled debt
  restructurings                   70        3,477          3,477
Net real estate and
  other assets acquired
  through foreclosure           7,631        5,231          4,331
                           ----------------------------------------
     Total                $     9,737       15,104         10,739
                           ========================================
Percent of total assets         0.63%        0.99%          0.69%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $1.7 million during the nine months ended June 30, 2007. The weighted average rate on customer and brokered deposits as of June 30, 2007, was 4.22%, an increase from 3.71% as of June 30, 2006.

     Advances from the FHLB were $494.0 million as of June 30, 2007, a decrease of $5.4 million from September 30, 2006. During the nine-month period, the Bank borrowed $278.7 million of new advances and repaid $283.8 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of June 30, 2007. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $7.0 million as of June 30, 2007, a decrease of $1.9 million from September 30, 2006. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2006.

     Total stockholders' equity as of June 30, 2007, was $149.2 million (9.7% of total assets). This compares to $156.6 million (10.3% of total assets) at September 30, 2006. On a per share basis, stockholders' equity was $18.81 on June 30, 2007, compared to $18.82 on September 30, 2006.

     The Company paid cash dividends on its common stock of $0.225 per share on November 24, 2006, February 23, 2007, and May 25, 2007. Subsequent to the quarter ended June 30, 2007, the Company announced a cash dividend of $0.225 per share to be paid on August 24, 2007, to stockholders of record as of August 3, 2007.

     Total stockholders' equity as of June 30, 2007, includes an unrealized loss of $1.4 million, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive loss."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                             6/30/07       6/30/06
                           ------------------------
Return on assets              1.06%         1.30%
Return on equity             10.58%        13.32%
Equity-to-assets ratio        9.71%         9.89%
Dividend payout ratio        45.78%        50.22%


RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2007 and 2006.

     For the three months ended June 30, 2007, the Company had net income of $3,786,000 or $0.47 per share. This compares to net income of $5,178,000 or $0.61 per share for the quarter ended June 30, 2006.

     For the nine months ended June 30, 2007, the Company had net income of $12,129,000 or $1.48 per share. This compares to net income of $15,102,000 or $1.79 per share for the nine months ended June 30, 2006.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2007 and 2006. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/07   As of
                                  --------------------------- 6/30/07
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,342,913    74,237   7.37%    7.25%
  Mortgage-backed securities        92,042     2,445   3.54%    4.24%
  Securities                        25,539       994   5.19%    4.25%
  Bank deposits                      6,955       239   4.58%    4.74%
                                 --------------------------------------
    Total earning assets         1,467,449    77,915   7.08%    7.01%
                                            ---------------------------
Non-earning assets                  63,379
                                 ----------
      Total                     $1,530,828
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 169,806     1,503   1.18%    1.03%
  Customer and brokered
    certificates of deposit        644,628    23,161   4.79%    5.08%
  FHLB Advances                    521,642    20,445   5.23%    5.14%
  Subordinated debentures           18,500       974   7.01%    7.01%
  Repurchase agreements              9,810       396   5.37%      --%
                                 --------------------------------------
    Total costing liabilities    1,364,386    46,479   4.54%    4.61%
                                            ---------------------------
Non-costing liabilities             11,922
Stockholders' equity               154,520
                                 ----------
      Total                     $1,530,828
                                 ==========
Net earning balance             $  103,063
                                 ==========
Earning yield less costing rate                        2.54%    2.40%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,467,449    31,436   2.86%
                                 ============================




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






                                         Nine months ended June 30, 2007, compared to
                                              nine months ended June 30, 2006
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $   4,510          337          11       4,858
  Mortgage-backed securities                (200)        (677)         42        (835)
  Securities                                 328           57          32         417
  Bank deposits                               93          (40)        (18)         35
                                        -----------------------------------------------
Net change in interest income              4,731         (323)         67       4,475
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                       4,762       (1,373)       (346)      3,043
  FHLB Advances                            3,227        1,415         270       4,912
  Subordinated debentures                     --           --         974         974
  Repurchase agreements                      484         (540)       (332)       (388)
                                        -----------------------------------------------
Net change in interest expense             8,473         (498)        566       8,541
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (3,742)         175        (499)     (4,066)
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended June 30, 2007, decreased $1.2 million from the same period in the prior year. Specifically, interest income increased $933,000 due primarily to an increase in the average rate earned on such assets. The increase in interest income was offset by a $2.1 million increase in interest expense, which resulted from an increase in the average rate paid on such liabilities.

     Net interest margin before loan loss provision for the nine months ended June 30, 2007, decreased $4.1 million from the same period in the prior year. Specifically, interest income increased $4.5 million, which was offset by a $8.5 million increase in interest expense for the period. Interest on loans increased $4.9 million as the result of a $6.5 million increase in the average balance of loans receivable and 45 basis point increase in the average rate earned on such loans. Interest on securities increased $417,000 as the result of a $2.3 million increase in the average balance of investment securities and 188 basis point increase in the average rate earned on securities. These increases in interest income were partially offset by an $835,000 decrease in interest on mortgage-backed securities due to a $24.0 million decrease in the average balance of mortgage-backed securities and an 23 basis point decrease in the average rate earned on such assets. Interest expense on customer and brokered deposits increased $3.0 million due to a 51 basis point increase in the average rate paid on such deposits. Interest expense on FHLB advances increased $4.9 million as the result of a $43.6 million increase in the average balance of FHLB advances and a 90 basis point increase in the average rate paid on such liabilities. Interest on subordinated debentures increased $974,000 due to a $18.5 million increase in the average balance of such liabilities, which were issued in December 2006. These increases in interest expense were partially offset by a $388,000 decrease in interest expense on securities sold under agreements to repurchase due to a $21.7 million decrease in the average balance of securities sold under agreements to repurchase.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $175,000 during the quarter ended June 30, 2007, due primarily to increases in consumer loans classified as loss. The Company recorded a provision for loan losses of $633,000 during the quarter ended March 31, 2007, due primarily to increases in construction and development loans classified as substandard, which were taken into the foreclosed assets held for sale portfolio prior to the end of the quarter. The Company recorded a provision for loan losses of $126,000 during the quarter ended December 31, 2006, due primarily to increases in the residential and commercial real estate loan portfolios. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 69.3% of total classified assets at June 30, 2007, 64.6% at September 30, 2006, and 86.1% at June 30, 2006.

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


OTHER INCOME
     Other income for the three months ended June 30, 2007, decreased $764,000 from the same period in the prior year. Provision for loss on real estate owned increased $617,000 due to an increase in foreclosed assets held for sale during the period. Other income decreased $502,000 due to a decrease in income received on foreclosed assets held for sale, a decrease in income received from the Company's investment in LLCs, and the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These decreases were offset by a $216,000 increase in gain on sale of loans held for sale resulting from an increase in mortgage banking volume for the quarter. Additionally, loan servicing fees increased $106,000 due to a decrease in capitalized servicing amortization, which resulted from a decrease in actual prepayments and estimated future repayments of the underlying mortgage loans during the quarter.

     Other income for the nine months ended June 30, 2007, decreased $1.0 million from the same period in the prior year. Provision for loss on real estate owned increased $722,000 due to an increase in foreclosed assets held for sale during the period. Customer service fees and charges decreased $241,000 due primarily to a decrease in overdraft and
return item charges.   Other income decreased $387,000 due to decreases
in income received on foreclosed assets held for sale and income received from the Company's investment in LLCs. These decreases were offset by a $324,000 increase in gain on sale of loans resulting from an increase in mortgage banking volume for the period.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2007, increased $390,000 from the same period in the prior year. Specifically, compensation and fringe benefits decreased $280,000 due primarily to a decrease in employee benefit related costs and the closing of a residential loan origination office located in St. Louis, Missouri during the third quarter of fiscal 2006. This decrease was offset by a $248,000 increase in commission-based mortgage banking compensations due primarily to an increase in mortgage-banking volume during the quarter. Additionally, advertising and business promotion expense increased $399,000 due to increased costs related to the national mortgage banking operation and strategic direct marketing costs related to the retail banking operation.

     Total general and administrative expenses for the nine months ended June 30, 2007, decreased $1.4 million from the same period in the prior year. Specifically, compensation and fringe benefits decreased $1.4 million due primarily to a decrease in employee benefit related costs and the closing of a residential loan origination office located in St. Louis, Missouri during the third quarter of fiscal 2006. Other expense decreased $668,000 due primarily to a decrease in credit, appraisal, underwriting, legal and other costs related to the local and national mortgage banking operations and the construction and commercial real estate lending operations of the Bank. These decreases were offset by a $260,000 increase in commission-based mortgage banking compensations due primarily to an increase in mortgage-banking volume during the period. Additionally, advertising and business promotion expense increased $312,000 due to increased costs related to the national mortgage banking operation and strategic direct marketing costs related to the retail banking operation.


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


REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2007, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2007, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2007                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 149,032
Adjustment for regulatory capital:
  Intangible assets                                    (2,896)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,609)
  Reverse the effect of SFAS No. 115                    1,394
                                                     ---------
    Tangible capital                                  144,921
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     144,921
  Qualifying general valuation allowance                7,246
                                                     ---------
       Risk-based capital                           $ 152,167
                                                     =========



                                                                 As of June 30, 2007
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 152,167     12.2%        99,991      >=8%      124,989     >=10%
Core capital to adjusted tangible assets    144,921      9.6%        60,471      >=4%       75,589      >=5%
Tangible capital to tangible assets         144,921      9.6%        22,677     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      144,921     11.6%            --        --       74,993      >=6%





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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2007, there was $116.1 million available to the Bank in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At June 30, 2007, the Bank has $146.5 million in brokered deposits, and it could purchase up to $240.4 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 9, 2007                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 9, 2007                             By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19