Form 10-K
period 2007-09-30
NASB FINANCIAL INC
filed 2007-12-14
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2007

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


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2007, was approximately $131.2 million.


     As of December 3, 2007, there were issued and outstanding
7,867,614 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1.	Part II - Annual report to Stockholders for the Fiscal Year Ended
September 30, 2007.
2.	Part III - Proxy Statement for the 2008 Annual Meeting of
   Stockholders.

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

     The Bank's primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has nine retail deposit offices in Missouri including one each in Grandview, Lee's Summit, Independence, Harrisonville, Excelsior Springs, Platte City, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Lee's Summit and Springfield in Missouri, and Overland Park in Kansas. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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



                                       Fiscal 2007
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,339,370     7.40%
  Mortgage-backed securities          89,972     3.51%
  Investments                         25,145     4.99%
  Bank deposits                        7,506     4.53%
                                  ----------------------
    Total earning assets           1,461,993     7.10%
Non-earning assets                    63,799   ---------
                                  -----------
      Total                      $ 1,525,792
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  169,264     1.20%
  Customer and brokered
    certificates of deposit          650,273     4.84%
  FHLB advances                      512,341     5.23%
  Subordinated debentures             20,269     7.01%
  Repurchase agreements                7,546     5.23%
                                  ----------------------
    Total costing liabilities      1,359,693     4.57%
Non-costing liabilities               12,668   ---------
Stockholders' equity                 153,431
                                  -----------
      Total                       $1,525,792
                                  ===========
Net earning balance               $  102,300
                                  ===========
Earning yield less costing rate                  2.53%
                                               =========



                                       Fiscal 2006
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,336,590     7.02%
  Mortgage-backed securities         112,201     3.71%
  Investments                         23,417     3.84%
  Bank deposits                        7,929     3.01%
                                  ----------------------
    Total earning assets           1,480,137     6.70%
Non-earning assets                    57,259   ---------
                                  -----------
      Total                      $ 1,537,396
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  184,180     1.07%
  Customer and brokered
    certificates of deposit          683,167     4.10%
  FHLB advances                      481,422     4.53%
  Repurchase agreements               24,231     3.24%
                                  ----------------------
    Total costing liabilities      1,373,000     3.83%
Non-costing liabilities               12,468   ---------
Stockholders' equity                 151,928
                                  -----------
      Total                       $1,537,396
                                  ===========
Net earning balance               $  107,137
                                  ===========
Earning yield less costing rate                  2.87%
                                               =========



                                       Fiscal 2005
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,218,854     6.34%
  Mortgage-backed securities         151,686     3.73%
  Investments                         21,406     2.63%
  Bank deposits                       10,357     2.81%
                                  ----------------------
    Total earning assets           1,402,303     5.97%
Non-earning assets                    50,065   ---------
                                  -----------
      Total                      $ 1,452,368
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  199,411     0.78%
  Customer and brokered
    certificates of deposit          534,218     2.91%
  FHLB advances                      430,581     2.73%
  Repurchase agreements              135,569     2.70%
                                  ----------------------
    Total costing liabilities      1,299,779     2.50%
Non-costing liabilities               10,426   ---------
Stockholders' equity                 142,163
                                  -----------
      Total                       $1,452,368
                                  ===========
Net earning balance               $  102,524
                                  ===========
Earning yield less costing rate                  3.47%
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

                               Year ended September 30,
                        ---------------------------------------
                          2007    2006    2005    2004    2003
                        ---------------------------------------
Return on average assets  1.01%   1.35%   1.77%   2.04%   2.30%
Return on average equity 10.01%  13.60%  17.94%  18.88%  20.24%
Equity to asset ratio     9.92%  10.27%   9.57%  10.21%  11.51%
Dividend payout ratio    47.90%  45.59%  54.82%  48.74%  23.23%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2007     2006     2005      2004     2003
             -----------------------------------------------
February      $ 0.225    0.225     0.225     0.20     0.17
May             0.225    0.225     0.225     0.20     0.17
August          0.225    0.225     0.225     0.20     0.17
November        0.225    0.225     0.45      1.00     0.85



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





	                                                     As of September 30,
                         -------------------------------------------------------------------------
                             2007           2006           2005           2004           2003
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $428,520  29%   441,123  29    535,554  35    447,006  34    371,282  33
  Business properties     489,978  33    482,029  32    428,566  28    413,887  31    411,435  36
  Partially guaranteed
    by VA or insured
    by FHA                  1,541  --      1,890  --      3,314  --      6,667   1     13,759   1
  Construction and
    development           476,081  33    506,034  34    501,072  32    378,154  29    280,126  25
                        -------------  -------------  -------------  -------------   ------------
  Total mortgage loans  1,396,120  95  1,431,076  95  1,468,506  95  1,245,714  95  1,076,602  95
Commercial loans           63,801   4     60,692   4     54,182   4     40,250   3     28,298   3
Installment loans to
    individuals            17,729   1     17,279   1     21,413   1     22,489   2     27,127   2
                        -------------  -------------  -------------  -------------  -------------
                       $1,477,650 100  1,509,047 100  1,544,101 100  1,308,453 100  1,132,027 100
                        =============  =============  =============  =============  =============




     The following table sets forth information at September 30, 2007, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2009
                                      Through    After
                              2008      2012      2012        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  6,575     6,576    277,313      290,464
   - at adjustable rates     8,139    13,373    608,063      629,575
Construction and development:
   - at fixed rates          2,958        --         --        2,958
   - at adjustable rates   356,140   116,983         --      473,123
                           -----------------------------------------
Total mortgage loans       373,812   136,932    885,376    1,396,120
Commercial loans             2,312     8,000     53,489       63,801
Installment loans to
  Individuals                2,470     3,548     11,711       17,729
                           ------------------------------------------
   Total loans receivable $378,594   148,480    950,576    1,477,650
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2007, 29% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2007, are $1.5 million or less than 1% of the Bank's total loans that were insured by the FHA or VA.

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

     At the time a potential borrower applies for a single family residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at the lower of cost or fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by various institutional investors. All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider, among other things, a property's value and the borrower's ability to repay the loan.

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2007, 33% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2007, commercial real estate loans on business properties were $490.0 million or 33% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2007, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2007, the Bank sold $997.2 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2007, the Bank had loans held for sale with a carrying value of $47.2 million.

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

                                         As of September 30,
                             -----------------------------------------
                                 2007    2006    2005    2004    2003
                             -----------------------------------------
Asset Classification
  Substandard                $ 11,726  12,361  13,346  17,462  15,932
  Doubtful                         --      --      --      --      --
  Loss                            357     434     595   1,861   2,325
                             -----------------------------------------
    Total Classified           12,083  12,795  13,941  19,323  18,257
Allowance for loan/REO
  losses                       (8,301) (8,266) (7,731) (9,315) (9,348)
                             -----------------------------------------
   Net classified assets     $  3,782   4,529   6,210  10,008   8,909
                             =========================================
   Net classified to total
     classified assets             31%     35%     45%     52%     49%
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

                                        September 30,
                       -----------------------------------------------
                          2007     2006     2005     2004     2003
                       -----------------------------------------------
Total Assets        $1,506,483 1,524,796 1,556,344 1,361,888 1,107,359
                       ===============================================

Non-accrual loans   $    3,284     6,396     5,643    15,748     6,924
Troubled debt
  restructurings            --     3,477        74     2,844     3,565
Net real estate and
  other assets acquired
  through foreclosure    6,511     5,231     7,760     4,014     4,561
                       -----------------------------------------------
     Total          $    9,795    15,104    13,477    22,606    15,050
                       ===============================================
Percent of total assets  0.65%     0.99%     0.87%     1.66%     1.36%
                       ===============================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2007
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                77          $  9,002           0.6%
90 or more days              70             3,284           0.2%
                       -----------       -----------------------------
    Total                   147          $ 12,286           0.8%
                       ===========       =============================


                      As of September 30, 2006
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                68          $  6,593           0.4%
90 or more days              63             6,396           0.4%
                       -----------       -----------------------------
    Total                   131          $ 12,989           0.8%
                       ===========       =============================


     The effect of non-performing loans on interest income for fiscal year 2007 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2007                        $  3,284
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2007 if
    these loans had been performing                 $    261
Actual amount included in interest income for
    fiscal 2007                                           94
                                                     --------
Interest income not recognized on non-performing
    loans                                           $    167
                                                     ========

     Allowance for loan and lease losses. Management records a provision for estimated loan losses in an amount sufficient to cover current net charge-offs and probable losses based on an analysis of risks inherent in the loan portfolio. Management continually monitors the performance of the loan portfolio and establishes specific loss allowances when warranted. Specifically, when it appears that a property and borrower are no longer capable of full repayment, management establishes a specific loss allowance to reduce the loan's book value to fair value based on the anticipated results of collections. In addition, management establishes Allowance for Loan and Lease Losses ("ALLL") through charges to the provision for loan loss based on an assessment of the portfolio's credit risk, other than specifically identified problem loans. Management attempts to maintain ALLL proportionate to the level of risk in the Bank's performing loan portfolio.

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

     The provision for losses on loans was $1.6 million during the year ended September 30, 2007, compared to $745,000 during fiscal 2006. The allowance for loan losses was $8.1 million or 0.61% of the total loan portfolio and approximately 245% of total nonaccrual loans as of September 30, 2007. This compares with an allowance for loan losses of $8.0 million or 0.59% of the total loan portfolio and approximately 125% of the total nonaccrual loans as of September 30, 2006. The relatively small increase in the allowance for loan loss of $106,000 was the result of the aforementioned provision for loan loss resulting from management's analysis of the Bank's loan portfolios, largely offset by net charge-offs for the year of $1.5 million. Although the balance of the Bank's loan portfolios decreased during fiscal 2007, management determined that the slight increase in the allowance for loan loss was appropriate due to deteriorating conditions in the residential housing market. The provision for loss on loans related primarily to the charge-off of loans secured by residential construction properties and business properties.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2007    2006    2005    2004    2003
                             -----------------------------------------
Balance at beginning of year  $ 7,991   7,536   8,221   7,986   5,865
Total provisions                1,634     745     522     465     538
Net recoveries (charge-offs)on:
  Residential properties          (40)     (2)     53      51      87
  Business properties            (386)   (280) (1,237)   (273)    (92)
  Construction and development   (842)     (2)     --      --     320
  Commercial loans                 --      --      --      --      --
  Installment loans              (260)     (6)    (23)     (8)    (41)
                             -----------------------------------------
Total net recoveries
   (charge-offs)               (1,528)   (290) (1,207)   (230)    274
Acquired in merger                 --      --      --      --   1,309
                             -----------------------------------------
Balance at end of year        $ 8,097   7,991   7,536   8,221   7,986
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.






                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2007           2006           2005           2004           2003
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $  1,013  13%       789  10        722  10        893   11      1,325  16
Business properties         4,289  53      4,574  57      4,404  58      5,280   64      4,772  60
Construction and
  development               1,704  21      1,783  22      1,406  19      1,295   16        965  12
Commercial loans              728   9        613   8        608   8        283    3        162   2
Installment loans             363   4        232   3        396   5        470    6        762  10
                        -------------  -------------  -------------  --------------  -------------
                       $    8,097 100      7,991 100      7,536 100      8,221  100      7,986 100
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

                                             September 30,
                               ---------------------------------------
                                  2007    2006    2005    2004   2003
                               ---------------------------------------
Beginning allowance for loss  $    275     195   1,093   1,019    646
Provisions                         595  (1,026)   (899)   (237) 1,984
Net recoveries (charge-offs)      (666)  1,106       1     311 (1,611)
                               ---------------------------------------
Allowance for loss at year-end $   204     275     195   1,093  1,019
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

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2007 the Bank had $147,000 in fixed rate and $70,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies.

INVESTMENT SECURITIES
     As of September 30, 2007, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of customer deposit accounts. Dollar amounts are expressed in thousands.



                                                              September 30,
                        ----------------------------------------------------------------------------
                            2007            2006            2005            2004            2003
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 93,451  11	  86,517  10      82,596  10      84,016  12      82,880  13
Savings accounts          70,077   8      77,469   9      97,435  12     104,277  15     109,038  17
Money market demand
   accounts               10,323   1      11,717   2      12,271   2      16,453   2      16,635   2
Certificates of deposit  548,251  64     547,096  64     515,590  64     448,954  66     446,135  68
Brokered accounts        133,434  16     128,243  15      94,802  12      30,040   5          --  --
                        -------------    ------------    ------------    ------------    -----------
                        $855,536 100     851,042 100     802,694 100     683,740 100     654,688 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          4.30%           3.98%           2.96%           2.04%           2.13%





     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                       2007      2006      2005      2004      2003
                     -------------------------------------------------
Deposit receipts  $ 1,354,709 1,477,500 1,302,290 1,199,330 1,178,584
Withdrawals         1,383,389 1,457,221 1,199,596 1,183,083 1,171,160
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals   (28,680)   20,279   102,694    16,247     7,424
Deposits sold              --        --        --        --        --
Deposits acquired in
  merger                   --        --        --        --    82,750
Interest credited      33,174    28,069    16,260    12,805    15,077
                     -------------------------------------------------
    Net increase
      (decrease)  $     4,494    48,348   118,954    29,052   105,251
                     =================================================
Balance at end
  of year         $   855,536   851,042   802,694   683,740   654,688
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2007.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  15,183
     Maturing in three to six months        28,084
     Maturing in six to twelve months       33,536
     Maturing in over twelve months         30,778
                                           --------
                                         $ 107,581
                                           ========

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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2007, the Bank borrowed an additional $353.7 million in advances, repaid $393.8 million, and as of September 30, 2007, had a balance of $458.9 million (34% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                  --------------------------------------------------
                      2007      2006      2005      2004      2003
                  --------------------------------------------------
FHLB advances     $ 458,933   499,357   465,907   367,341   308,088
Other borrowings         --        --   122,000   159,100        --
                  --------------------------------------------------
   Total          $ 458,933   499,357   587,907   526,441   308,088
                  ==================================================
Weighted average
   rate                5.08%     5.21%     3.67%     1.91%     1.62%
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

                           OTHER INFORMATION
EMPLOYEES
     As of September 30, 2007, the Bank and its subsidiaries had 328 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2007, of $22.3 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances
outstanding.   At September 30, 2007, the Bank had available advances
at FHLB of $573.8 million, and outstanding advances of $458.9 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. At September 30, 2007, the Bank has $133.4 million in brokered deposits, and it could purchase up to an additional $299.0 million in brokered deposits and remain "well capitalized" as defined by the OTS.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2007, intangible assets of $2.9 million and deferred tax assets totaling an additional $2.0 million were deducted from the Bank's regulatory capital. At September 30, 2007, the Bank's core capital ratio was 10.0%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2007, North American's regulatory tangible capital was 10.0% of tangible assets.

     Risk-Based Capital Requirement. OTS standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2007, the Bank's current risk-based regulatory capital was 12.1% of risk-weighted assets.

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

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2007, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2007, North American met its reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank's "discount window," but only after exhausting all FHLB sources of borrowing.

                               TAXATION

     The Company is subject to the general applicable corporate tax provisions of the Internal Revenue Code ("Code") and the Bank is subject to certain additional provisions of the Code, which apply to savings institutions and other types of financial institutions.

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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2007, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71
Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2007, was approximately $11.4 million.

                                  Date      Owned/        Lease
Location                        Occupied    Leased      Expiration
----------------------------------------------------------------------
12498 South 71 Highway
Grandview, Missouri                 1972       Owned

646 N, 291 Highway
Lees Summit, Missouri               1992       Owned

8501 North Oak Trafficway
Kansas City, Missouri               1994       Owned

920 North Belt
St. Joseph, Missouri                1979       Owned

2002 E Mechanic
Harrisonville, Missouri             1975       Owned

11400 E 23rd  St.
Independence, Missouri              2000       Owned

7012 NW Barry Road
Kansas City, Missouri               2001       Owned

1001 N Jesse James Road
Excelsior Springs, Missouri         2002       Owned

12520 South 71 Highway
Grandview, Missouri                 2005       Owned

2707 NW Prairie View Road
Platte City, Missouri               2007       Owned

949 NE Columbus
Lee's Summit, Missouri              1993       Leased    November 2007

12900 Metcalf - Suite 140
Overland Park, Kansas               1996       Leased    December 2009

5177 Utica Ridge Road
Davenport, Iowa                     2003       Leased    March 2009

4350 S National, Suite A100
Springfield, Missouri               2005       Leased    August 2010

10950 El Monte, Suite 210           2007       Leased    May 2014
Overland Park, Kansas

ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 48 and 49 of the 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 4 of the 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 5 through 15 in the 2007
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 12 through 13 in the 2007
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 16 through 44 of the 2007
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

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

     Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007.

	Our internal control over financial reporting as of September 30, 2007, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


     We have audited NASB Financial, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control
- Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 7, 2007 expressed an unqualified opinion thereon.


/s/ BKD LLP

Kansas City, Missouri
December 7, 2007

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 4 through 16 of the Company's Proxy Statement for the 2008 Annual Meeting and information appearing on pages 46 and 47 of the 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 7 through 16 of the Company's Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 14 through 15 of the Company's Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 15 of the Company's Proxy
Statement for the 2008 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     The information appearing on page 16 of the Company's Proxy
Statement for the 2008 Annual Meeting s incorporated herein by reference.


                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2007 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2007, and 2006
(Annual Report - Page 16).

     Consolidated Statements of Income for the years ended September 30, 2007, 2006, and 2005 (Annual Report - Page 17).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2007, 2006, and 2005 (Annual Report - Pages 18 and 19).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2007, 2006, and 2005 (Annual Report - Page 20).

     Notes to Consolidated Financial Statements (Annual Report - Pages 21 through 44).

     Report of Independent Registered Public Accounting Firm (Annual Report - Page 45).

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

*13) 2007 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2007, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2008 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 14, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

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