Form 10-Q
period 2007-12-31
NASB FINANCIAL INC
filed 2008-02-08
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2007

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 6, 2008, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                          December 31,     September 30,
                                              2007            2007
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    13,234         26,050
Securities available for sale, at
  fair value                                      42             42
Stock in Federal Home Loan Bank, at cost      26,045         22,307
Mortgage-backed securities:
  Available for sale, at fair value           75,627         80,622
  Held to maturity, at cost                      206            217
Loans receivable:
  Held for sale, at lower of amortized
    cost or market value, net                 42,768         47,233
  Held for investment, net                 1,321,584      1,277,456
Allowance for loan losses                     (8,709)        (8,097)
Accrued interest receivable                    7,815          8,398
Foreclosed asset held for sale, net            3,439          6,511
Premises and equipment, net                   15,439         15,765
Investment in LLCs                            19,761         19,058
Mortgage servicing rights, net                   817            911
Deferred income tax asset, net                 2,508          1,998
Other assets                                   8,153          8,012
                                           ----------     ----------
                                         $ 1,528,729      1,506,483
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   710,122        722,102
  Brokered deposit accounts                   91,618        133,434
  Advances from Federal Home Loan Bank       536,791        458,933
  Subordinated debentures                     25,774         25,774
  Escrows                                      4,248          9,468
  Income taxes payable                         2,102          1,261
  Liability for unrecognized tax benefit       1,287             --
  Accrued expenses and other liabilities       7,061          6,119
                                           ----------     ----------
      Total liabilities                    1,379,003      1,357,091
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at December 31, 2007, and
    September 30, 2007                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,426         16,400
  Retained earnings                          170,495        170,613
  Treasury stock, at cost; 1,989,498
    shares at December 31, 2007, and
    at September 30, 2007                    (38,418)       (38,418)
  Accumulated other comprehensive
    loss                                        (256)          (682)
                                           ----------     ----------
      Total stockholders' equity             149,726        149,392
                                           ----------     ----------
                                         $ 1,528,729      1,506,483
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                Three months ended
                                                    December 31,
                                               ----------------------
                                                  2007        2006
                                               ---------    ---------
Interest on loans                              $ 24,514       24,930
Interest on mortgage-backed securities              670          854
Interest and dividends on securities                297          206
Other interest income                                64           54
                                               ---------    ---------
  Total interest income                          25,545       26,044
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              8,613        8,245
Interest on advances from FHLB                    6,412        7,008
Interest on subordinated debentures                 431           92
                                               ---------    ---------
  Total interest expense                         15,456       15,345
                                               ---------    ---------
    Net interest income                          10,089       10,699
Provision for loan losses                           700          126
                                               ---------    ---------
    Net interest income after provision
      for loan losses                             9,389       10,573
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                          (54)          34
  Impairment recovery on mortgage
        servicing rights                             37            8
  Customer service fees and charges               1,295        1,414
  Provision for loss on real estate owned          (550)        (105)
  Gain on sale of loans held for sale             1,602        3,505
  Other                                             (42)         639
                                               ---------    ---------
    Total other income                            2,288        5,495
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,740        3,897
  Commission-based mortgage banking
      compensation                                1,465        1,773
  Premises and equipment                          1,063          858
  Advertising and business promotion              1,028          858
  Federal deposit insurance premiums                 23           28
  Other                                           1,319        1,215
                                               ---------    ---------
    Total general and administrative expenses     8,638        8,629
                                               ---------    ---------
    Income before income tax expense              3,039        7,439
Income tax expense                                1,170        2,865
                                               ---------    ---------
    Net income                                  $ 1,869        4,574
                                               =========    =========
Basic earnings per share                        $  0.24         0.55
                                               =========    =========
Diluted earnings per share                      $  0.23         0.55
                                               =========    =========

Basic weighted average shares outstanding     7,867,614    8,318,642





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands, except share data)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2007       $ 1,479       16,400    170,613    (38,418)     (682)       149,392
  Comprehensive income:
    Net income                        --           --      1,869         --        --          1,869
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --       426            426
         available for sale                                                                  -------
    Total comprehensive income                                                                 2,295
  Cash dividends paid                 --           --     (1,770)        --        --         (1,770)
  Stock based compensation expense    --           26         --         --        --             26
  Adoption of FIN 48                  --           --       (217)        --        --           (217)
                               ----------------------------------------------------------------------
Balance at December 31, 2007     $ 1,479       16,426    170,495    (38,418)     (256)       149,726
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)




                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                            2007         2006
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  1,869        4,574
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                447          278
  Amortization and accretion, net                            (265)        (639)
  Loss from investment in LLCs                                 64           37
  Impairment recovery on mortgage
    servicing rights                                          (37)          (8)
  Gain on sale of loans receivable held for sale           (1,602)      (3,505)
  Provision for loan losses                                   700          126
  Provision for loss on real estate owned                     550          105
  Origination of loans receivable held for sale          (159,722)    (222,182)
  Sale of loans receivable held for sale                  165,788      213,179
  Stock based compensation - stock options                     26           18
Changes in:
  Net fair value of loan-related commitments                  220         (102)
  Accrued interest receivable                                 583         (203)
  Accrued expenses and other liabilities and
    income taxes payable                                      810        4,092
                                                          ----------------------
Net cash provided by (used in) operating activities         9,431       (4,230)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           11           20
    Available for sale                                      5,568        4,007
  Principal repayments of mortgage loans receivable
    held for investment                                    97,172       64,725
  Principal repayments of other loans receivable            1,362        2,098
  Loan origination - mortgage loans held for investment  (140,298)     (79,634)
  Loan origination - other loans receivable                (1,566)      (1,282)
  Purchase of FHLB stock                                   (3,738)      (2,009)
  Proceeds for sale of real estate owned                    2,114        2,130
  Purchases of premises and equipment, net                   (121)      (1,710)
  Investment in LLCs                                         (767)      (1,603)
  Other                                                       392       (1,724)
                                                          ----------------------
Net cash used in investing activities                     (39,871)     (14,982)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                            2007         2006
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and
     brokered deposit accounts                            (53,385)     (37,654)
  Proceeds from advances from FHLB                        108,000      130,000
  Repayment on advances from FHLB                         (30,000)     (84,848)
  Proceeds from subordinated debentures                        --       25,774
  Cash dividends paid                                      (1,770)      (1,872)
  Change in escrows                                        (5,221)      (4,977)
                                                          ----------------------
Net cash provided by financing activities                  17,624       26,423
                                                          ----------------------
Net (decrease) increase in cash and cash equivalents      (12,816)       7,211
Cash and cash equivalents at beginning of the period       26,050       11,442
                                                          ----------------------
Cash and cash equivalents at end of period               $ 13,234       18,653
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $     34          335
  Cash paid for interest                                   14,713       14,016

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  1,237        5,723
    Conversion of real estate owned to loans receivable     1,669           --










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The condensed consolidated balance sheet of the Company as of September 30, 2007, has been derived from the audited balance sheet of the Company as of that date.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans, real estate owned, valuation of mortgage servicing rights, and unrecognized tax benefits. Management believes that these allowances are adequate, however, future additions to the allowances may be necessary based on changes in economic conditions.

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2007, have remained unchanged from September 30, 2007. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2007.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended
                                             ----------------------
                                              12/31/07    12/31/06
                                             ----------------------
Net income (in thousands)                     $  1,869      4,574

Average common shares outstanding            7,867,614  8,318,642
Average common share stock options
  outstanding                                   95,639     53,151
                                             ----------------------
Average diluted common shares                7,963,253  8,371,793

Earnings per share:
   Basic                                      $   0.24       0.55
   Diluted                                        0.23       0.55





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        December 31, 2007
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     168        3        --         171
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate          10,540       --        47      10,493
FHLMC participation
  Certificates:
    - fixed rate                  909       --        51         858
    - adjustable rate          64,428       --       323      64,105
                            ------------------------------------------
     Total                  $  76,045        3       421      75,627
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        December 31, 2007
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     85         3         --           88
FNMA pass-through
  certificates:
    Fixed rate                   44        --         --           44
    Balloon maturity and
      adjustable rate            69        --         --           69
Pass-through certificates
  guaranteed by GNMA
      - fixed rate                8         1         --            9
                            -------------------------------------------
      Total                $    206         4         --          210
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  376,778
      Business properties                                508,065
      Partially guaranteed by VA or
        insured by FHA                                     1,234
    Construction and development                         463,186
                                                       ----------
       Total mortgage loans                            1,349,263
  Commercial loans                                        65,031
  Installment loans to individuals                        18,015
                                                       ----------
    Total loans held for investment                    1,432,309
  Less:
    Undisbursed loan funds                              (104,639)
    Unearned discounts and fees and costs
      on loans, net                                       (6,086)
                                                       ----------
     Net loans held for investment                    $1,321,584
                                                       ==========


                                                      December 31,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  70,015
    Installment loans to individuals                         129
    Less:
      Undisbursed loan funds                             (27,376)
                                                       ----------
        Net loans held for sale                        $  42,768
                                                       ==========

     Included in the loans receivable balances at December 31, 2007, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $76,000. Loans and participations serviced for others amounted to approximately $80.3 million at December 31, 2007.

     The following table presents the activity in the allowance for losses on loans for the period ended December 31, 2007. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2007               $  8,097
     Provisions                                    700
     Charge-offs                                   (90)
     Recoveries                                      2
                                                --------
     Balance at December 31, 2007            $   8,709
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2007
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $  3,860
Less:  allowance for losses                                (421)
                                                       ----------
   Total                                               $  3,439
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2007. Dollar amounts are expressed in thousands.

     Balance at October 1, 2007               $    911
     Additions:
        Impairment recovery                         37
     Reductions:
        Amortization                              (131)
                                                --------
     Balance at December 31, 2007             $    817
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

     In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN
46R), the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of the Company. The $25.0 million Trust Preferred Securities issued by the Trust will remain on the records of the Trust. The debentures are included in Tier I capital for regulatory capital purposes.

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

(9)  INCOME TAXES

     Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). Upon adoption of FIN 48, the Company recognized a $217,000 increase in the liability for unrecognized tax benefits, which, as required, was accounted for as a decrease to the October 1, 2007 balance of retained earnings. The resulting amount of unrecognized tax benefits of $1.3 million included $511,000 of related accrued interest and penalties.

     The unrecognized tax benefit is expected to decrease in the next twelve months as a result of the statute of limitations expiring.

     The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

     The Company's federal and state income tax returns for fiscal years 2004 through 2007 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.


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

     The National Mortgage Banking segment originates mortgage loans via the internet primarily for sale to investors. The Local Mortgage Banking segment originates mortgage loans for sale to investors and for the portfolio of the Banking segment. Effective October 1, 2007, the National Mortgage Banking and Local Mortgage Banking segments were combined for reporting purposes due to the consolidation of substantial operating and occupancy resources. The Banking segment provides a full range of banking services through the Bank's branch network, exclusive of mortgage loan originations. A portion of the income presented in the Mortgage Banking segment is derived from sales of loans to the Banking segment based on a transfer pricing methodology that is designed to approximate economic reality. The Other and Eliminations segment includes financial information from the parent company plus inter-segment eliminations.

     The following table presents financial information from the Company's operating segments for the periods indicated. Dollar amounts are expressed in thousands.





Three months ended                     Mortgage     Other and
December 31, 2007            Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 10,503        --         (414)          10,089
Provision for loan losses       700        --           --              700
Other income                   (657)    4,206       (1,261)           2,288
General and administrative
  expenses                    4,345     4,545         (252)           8,638
Income tax expense (benefit)  1,848      (130)        (548)           1,170
                            ---------------------------------------------------
    Net income             $  2,953      (209)        (875)           1,869
                            ===================================================




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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2007, were $1,528.7 million, an increase of $22.2 million from September 30, 2007, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2007, the Bank originated $159.7 million in mortgage loans held for sale, $140.3 million in mortgage loans held for investment, and $1.6 million in other loans. This total of $301.6 million in loans originated compares to $303.1 million in loans originated and purchased during the three months ended December 31, 2006.

     Loans held for sale as of December 31, 2007, were $42.8 million, and consisted entirely of mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                              12/31/07      9/30/07     12/31/06
                            -------------------------------------
Asset Classification:
   Substandard               $ 11,364       11,726       13,220
   Doubtful                        --           --           --
   Loss                           791          357          322
                            -------------------------------------
                               12,155       12,083       13,542
Allowance for losses on
  loans and real estate
  owned                        (9,130)      (8,301)      (7,992)
                            -------------------------------------
                             $  3,025        3,782        5,550
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             12/31/07      9/30/07       12/31/06
                           ----------------------------------------
Total Assets              $ 1,528,729    1,506,483      1,559,654
                           ========================================

Non-accrual loans         $     7,998        3,284          2,451
Troubled debt
  restructurings                   --           --             71
Net real estate and
  other assets acquired
  through foreclosure           3,439        6,511          8,932
                           ----------------------------------------
     Total                $    11,437        9,795         11,454
                           ========================================
Percent of total assets         0.75%        0.65%          0.73%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $53.8 million during the three months ended December 31, 2007. The weighted average rate on customer and brokered deposits as of December 31, 2007, was 4.21%, an increase from 4.06% as of December 31, 2006.

     Advances from the FHLB were $536.8 million as of December 31, 2007, an increase of $77.9 million from September 30, 2007. During the three-month period, the Bank borrowed $108.0 million of new advances and repaid $30.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of December 31, 2007. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $4.2 million as of December 31, 2007, a decrease of $5.2 million from September 30, 2007. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2007.

     Total stockholders' equity as of December 31, 2007, was $149.7 million (9.8% of total assets). This compares to $149.4 million (9.9% of total assets) at September 30, 2007. On a per share basis, stockholders' equity was $19.03 on December 31, 2007, compared to $18.99 on September 30, 2007.

     The Company paid cash dividends on its common stock of $0.225 per share on November 30, 2007. Subsequent to the quarter ended December 31, 2007, the Company announced a cash dividend of $0.225 per share to be paid on February 22, 2008, to stockholders of record as of February 1, 2008.

     Total stockholders' equity as of December 31, 2007, includes an unrealized loss of $256,000, net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Three months ended
                           ------------------------
                            12/31/07      12/31/06
                           ------------------------
Return on assets              0.49%         1.19%
Return on equity              5.00%        11.58%
Equity-to-assets ratio        9.79%        10.23%
Dividend payout ratio        94.70%        40.93%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2007 and 2006.

     For the three months ended December 31, 2007, the Company had net income of $1,869,000 or $0.24 per share. This compares to net income of $4,574,000 or $0.55 per share for the quarter ended December 31, 2006.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2007 and 2006. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/07   As of
                                  --------------------------- 12/31/07
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,354,604    24,514   7.24%    7.02%
  Mortgage-backed securities        79,201       670   3.38%    4.16%
  Securities                        25,351       297   4.69%    4.50%
  Bank deposits                      6,455        64   3.97%    3.74%
                                 --------------------------------------
    Total earning assets         1,465,611    25,545   6.97%    6.81%
                                            ---------------------------
Non-earning assets                  62,051
                                 ----------
      Total                     $1,527,662
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 166,975       635   1.52%    1.22%
  Customer and brokered
    certificates of deposit        640,832     7,978   4.98%    5.04%
  FHLB Advances                    525,230     6,412   4.88%    4.87%
  Subordinated debentures           25,000       431   6.90%    6.63%
                                 --------------------------------------
    Total costing liabilities    1,358,037    15,456   4.55%    4.51%
                                            ---------------------------
Non-costing liabilities             20,061
Stockholders' equity               149,564
                                 ----------
      Total                     $1,527,662
                                 ==========
Net earning balance             $  107,574
                                 ==========
Earning yield less costing rate                        2.42%    2.30%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,465,611    10,089   2.75%
                                 ============================





                                  Three months ended 12/31/06   As of
                                  --------------------------- 12/31/06
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,343,390    24,930   7.42%    7.19%
  Mortgage-backed securities        95,433       854   3.58%    4.25%
  Securities                        25,979       206   3.17%    4.25%
  Bank deposits                      5,701        54   3.79%    4.80%
                                 --------------------------------------
    Total earning assets         1,470,503    26,044   7.08%    6.95%
                                            ---------------------------
Non-earning assets                  62,233
                                 ----------
      Total                     $1,532,736
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 171,792       491   1.14%    1.00%
  Customer and brokered
    certificates of deposit        655,512     7,754   4.73%    4.86%
  FHLB Advances                    525,908     7,008   5.33%    5.23%
  Subordinated debentures            5,250        92   7.01%    7.01%
                                 --------------------------------------
    Total costing liabilities    1,358,462    15,345   4.52%    4.57%
                                            ---------------------------
Non-costing liabilities             16,246
Stockholders' equity               158,028
                                 ----------
      Total                     $1,532,736
                                 ==========
Net earning balance             $  112,041
                                 ==========
Earning yield less costing rate                        2.56%    2.38%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,470,503    10,699   2.91%
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






                                        Three months ended December 31, 2007, compared to
                                             three months ended December 31, 2006
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (605)         208         (19)       (416)
  Mortgage-backed securities                 (48)        (145)          9        (184)
  Securities                                  99           (5)         (3)         91
  Bank deposits                                3            7          --          10
                                        -----------------------------------------------
Net change in interest income               (551)          65         (13)       (499)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                         558         (194)          4         368
  FHLB Advances                             (592)          (9)          5        (596)
  Subordinated debentures                     (1)         346          (6)        339
                                        -----------------------------------------------
Net change in interest expense               (35)         143           3         111
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $    (516)         (78)        (16)       (610)
                                        ===============================================


     Net interest margin before loan loss provision for the three months ended December 31, 2007, decreased $610,000 from the same period in the prior year. Specifically, interest income decreased $499,000 and interest expense increased $111,000 for the period. Interest on loans decreased $416,000 as the result of an 18 basis point decrease in the average rate earned on loans receivable, the effect of which was partially offset by a $11.2 million increase in the average balance of such loans. Interest on mortgage-backed securities decreased $184,000 as the result of a $16.2 million decrease in the average balance of such securities and 20 basis point decrease in the average rate earned on mortgage-backed securities. These decreases in interest income were partially offset by a $91,000 increase in interest on securities due primarily to a 152 basis point increase in the average rate earned on such assets. Interest expense on customer and brokered deposits increased $368,000 due to a 15 basis point increase in the average rate paid on such deposits, the effect of which was partially offset by a $19.5 million decrease in the average balance of deposits during the period. Interest expense on subordinated debentures increased $339,000 due to a $19.8 million increase in the average balance of such liabilities, which were issued in December 2006. These increases in interest expense were partially offset by a $596,000 decrease in interest on FHLB advances resulting from a 45 basis point decrease in the average rate paid on FHLB advances during the period.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $700,000 during the quarter ended December 31, 2007. This provision was related to growth in the Bank's commercial real estate loan portfolio, and to increases in loans classified as substandard, primarily in the Bank's construction loan portfolio. Management determined that the relatively large provision was necessary also due to deteriorating conditions in the residential housing market. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 75.1% of total classified assets at December 31, 2007, 68.7% at September 30, 2007, and 59.0% at December 31, 2006.

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


OTHER INCOME
     Other income for the three months ended December 31, 2007, decreased $3.2 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $1.9 million resulting from a decrease in mortgage banking volume for the quarter. Provision for loss on real estate owned increased $445,000 due to an increase in charge-offs of foreclosed assets held for sale during the period. Customer service fees and charges decreased $119,000 due primarily to a decrease in fees collected by the residential mortgage banking division. Other income decreased $681,000 due to decreases in loan prepayment penalties, income received on foreclosed assets held for sale, and the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2007, increased $9,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation decreased $465,000 due primarily to the lower loan origination volume and related staff reductions in the residential mortgage lending division. This decrease was offset by a $205,000 increase in premises and equipment costs related primarily to a new loan origination system implemented in fiscal 2007. Additionally, advertising and business promotion expense increased $170,000 due primarily to costs related to strategic direct marketing costs related to the retail banking operation. Other expense increased $104,000 due to increases in credit, appraisal, legal, and ATM processing costs.

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


REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2007, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2007, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2007                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 152,741
Adjustment for regulatory capital:
  Intangible assets                                    (2,846)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,508)
  Reverse the effect of SFAS No. 115                      256
                                                     ---------
    Tangible capital                                  147,643
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     147,643
  Qualifying general valuation allowance                8,126
                                                     ---------
       Risk-based capital                           $ 155,769
                                                     =========



                                                                 As of December 31, 2007
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 155,769     12.4%       100,073      >=8%      125,091     >=10%
Core capital to adjusted tangible assets    147,643      9.8%        60,084      >=4%       75,105      >=5%
Tangible capital to tangible assets         147,643      9.8%        22,531     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      147,643     11.8%            --        --       75,054      >=6%


LOANS TO ONE BORROWER
     Institutions are prohibited from lending to any one borrower in excess of 15% of the Bank's unimpaired capital plus unimpaired surplus, or 25% of unimpaired capital plus unimpaired surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permitted if the original borrower remains liable and no additional funds are disbursed. The Bank has received regulatory approval from the OTS under 12 CFR 560.93 to increase its loans-to-one-borrower limit to $30 million for loans secured by certain residential housing units. Such loans must not, in the aggregate, exceed 150% of the Bank's unimpaired capital and surplus.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2007, there was $40.8 million available to the Bank in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At December 31, 2007, the Bank has $91.6 million in brokered deposits, and it could purchase up to $276.5 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2007.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2007.


Item 4.  Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this quarterly report. There were no changes in the Company's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(a) Exhibits

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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 8, 2008                            By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 8, 2008                            By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19