Form 10-Q
period 2008-03-31
NASB FINANCIAL INC
filed 2008-05-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2008

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

                                           Yes  X        No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a small reporting company. See definition of "accelerated filer", "large accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  _____    Accelerated filer  __X__

Non-accelerated filer  _____    Small reporting Company  _____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of May 5, 2008, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                           March 31,    September 30,
                                              2008            2007
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    18,584         26,050
Securities available for sale, at
  fair value                                      38             42
Stock in Federal Home Loan Bank, at cost      26,262         22,307
Mortgage-backed securities:
  Available for sale, at fair value           71,733         80,622
  Held to maturity, at cost                      191            217
Loans receivable:
  Held for sale, at lower of amortized
    cost or fair value, net                   51,652         47,233
  Held for investment, net                 1,328,902      1,277,456
Allowance for loan losses                     (9,123)        (8,097)
Accrued interest receivable                    6,928          8,398
Foreclosed asset held for sale, net            6,171          6,511
Premises and equipment, net                   15,124         15,765
Investment in LLCs                            19,745         19,058
Mortgage servicing rights, net                   709            911
Deferred income tax asset, net                 2,281          1,998
Other assets                                   8,180          8,012
                                           ----------     ----------
                                         $ 1,547,377      1,506,483
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   685,417        722,102
  Brokered deposit accounts                  130,465        133,434
  Advances from Federal Home Loan Bank       538,774        458,933
  Subordinated debentures                     25,774         25,774
  Escrows                                      6,712          9,468
  Income taxes payable                         1,700          1,261
  Liability for unrecognized tax benefit       1,309             --
  Accrued expenses and other liabilities       6,079          6,119
                                           ----------     ----------
      Total liabilities                    1,396,230      1,357,091
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at March 31, 2008, and
    September 30, 2007                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,448         16,400
  Retained earnings                          171,531        170,613
  Treasury stock, at cost; 1,989,498
    shares at March 31, 2008, and
    at September 30, 2007                    (38,418)       (38,418)
  Accumulated other comprehensive
    Income (loss)                                107           (682)
                                           ----------     ----------
      Total stockholders' equity             151,147        149,392
                                           ----------     ----------
                                         $ 1,547,377      1,506,483
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2008         2007          2008         2007
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                   $ 23,043       24,601        47,557       49,531
Interest on mortgage-backed securities              644          828         1,314        1,682
Interest and dividends on securities                295          336           592          542
Other interest income                                32           52            96          106
                                               ---------    ---------     ---------    ---------
  Total interest income                          24,014       25,817        49,559       51,861
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             8,198        7,885        16,811       16,130
Interest on advances from FHLB                    6,419        6,868        12,831       13,876
Interest on subordinated debentures                 345          439           776          531
Interest on securities sold under
  agreements to repurchase                           --          324            --          324
                                               ---------    ---------     ---------    ---------
  Total interest expense                         14,962       15,516        30,418       30,861
                                               ---------    ---------     ---------    ---------
    Net interest income                           9,052       10,301        19,141       21,000
Provision for loan losses                           700          633         1,400          759
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             8,352        9,668        17,741       20,241
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          (69)         (12)         (123)          22
  Impairment recovery on mortgage
       servicing rights                              24           18            61           26
  Customer service fees and charges               1,423        1,429         2,718        2,843
  Provision for loss on real estate owned          (300)          --          (850)        (105)
  Gain on sale of securities available
       for sale                                     122           --           122           --
  Gain on sale of loans held for sale             4,103        3,726         5,705        7,231
  Other                                              87          250            45          889
                                               ---------    ---------     ---------    ---------
    Total other income                            5,390        5,411         7,678       10,906
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,872        3,799         7,612        7,696
  Commission-based mortgage banking compensation  2,062        1,722         3,527        3,495
  Premises and equipment                          1,046          902         2,109        1,760
  Advertising and business promotion                934        1,085         1,962        1,943
  Federal deposit insurance premiums                 24           26            47           54
  Other                                           1,207        1,415         2,526        2,630
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     9,145        8,949        17,783       17,578
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              4,597        6,130         7,636       13,569
Income tax expense                                1,791        2,361         2,961        5,226
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 2,806        3,769         4,675        8,343
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.36         0.46          0.59         1.01
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.35         0.45          0.59         1.00
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    8,202,120     7,867,614    8,261,021





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2007       $ 1,479       16,400    170,613    (38,418)     (682)       149,392
  Comprehensive income:
    Net income                        --           --      4,675         --        --          4,675
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --       789            789
         available for sale                                                                  -------
    Total comprehensive income                                                                 5,464
  Cash dividends paid                 --           --     (3,540)        --        --         (3,540)
  Stock based compensation expense    --           48         --         --        --             48
  Adoption of FIN 48                  --           --       (217)        --        --           (217)
                               ----------------------------------------------------------------------
Balance at March 31, 2008        $ 1,479       16,448    171,531    (38,418)      107        151,147
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)




                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                            2008         2007
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  4,675        8,343
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                901          564
  Amortization and accretion, net                            (541)      (1,327)
  Gain on sale of securities available for sale              (122)          --
  Loss from investment in LLCs                                 86           49
  Impairment recovery on mortgage
    servicing rights                                          (61)         (26)
  Gain on sale of loans receivable held for sale           (5,705)      (7,231)
  Provision for loan losses                                 1,400          759
  Provision for loss on real estate owned                     850          105
  Origination of loans receivable held for sale          (397,782)    (471,310)
  Sale of loans receivable held for sale                  399,067      487,042
  Stock based compensation - stock options                     48           36
Changes in:
  Net fair value of loan-related commitments                  354         (105)
  Accrued interest receivable                               1,470           86
  Accrued expenses and other liabilities and
    income taxes payable                                     (980)         793
                                                          ----------------------
Net cash provided by operating activities                   3,660       17,778

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           26           37
    Available for sale                                      9,950        7,195
  Principal repayments of mortgage loans receivable
    held for investment                                   158,139      189,436
  Principal repayments of other loans receivable            3,830        4,856
  Maturity of investment securities available for sale          4            4
  Loan origination - mortgage loans held for investment  (212,114)    (202,932)
  Loan origination - other loans receivable                (3,661)      (3,764)
  Purchase of mortgage loans receivable held
    for investment                                           (128)          --
  Purchase of FHLB stock                                   (3,955)        (363)
  Proceeds from sale of securities available for sale         122           --
  Proceeds from sale of real estate owned                   2,711        3,119
  Purchases of premises and equipment, net                   (261)      (2,696)
  Investment in LLCs                                         (774)      (1,964)
  Other                                                       639       (1,624)
                                                          ----------------------
Net cash used in investing activities                     (45,472)      (8,696)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                            2008         2007
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and
     brokered deposit accounts                            (39,358)     (32,092)
  Proceeds from advances from FHLB                        188,000      130,000
  Repayment on advances from FHLB                        (108,000)    (124,848)
  Proceeds from subordinated debentures                        --       25,774
  Proceeds from the sale of securities
     under agreements to repurchase                            --       30,900
  Repayment of securities sold under
     agreements to repurchase                                  --         (900)
  Cash dividends paid                                      (3,540)      (3,744)
  Repurchase of common stock for treasury                      --      (10,657)
  Change in escrows                                        (2,756)      (2,405)
                                                          ----------------------
Net cash provided by financing activities                  34,346       12,028
                                                          ----------------------
Net (decrease) increase in cash and cash equivalents       (7,466)      21,110
Cash and cash equivalents at beginning of the period       26,050       11,442
                                                          ----------------------
Cash and cash equivalents at end of period               $ 18,584       32,552
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  2,205        5,590
  Cash paid for interest                                   31,434       30,165

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  5,506       11,488
    Conversion of real estate owned to loans receivable     2,134        3,513
    Capitalization of originated mortgage servicing rights     --            6










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The condensed consolidated balance sheet of the Company as of September 30, 2007, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2008, have remained unchanged from September 30, 2007. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2007.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/08    3/31/07        3/31/08    3/31/07
                                             ----------------------    ----------------------
Net income (in thousands)                     $  2,806      3,769          4,675      8,343

Average common shares outstanding            7,867,614  8,202,120      7,867,614  8,261,021
Average common share stock options
  outstanding                                  118,160     58,729        105,435     55,755
                                             ----------------------    ----------------------
Average diluted common shares                7,985,774  8,260,849      7,973,049  8,316,776

Earnings per share:
   Basic                                      $   0.36       0.46           0.59       1.01
   Diluted                                        0.35       0.45           0.59       1.00





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        March 31, 2008
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     153        3        --         156
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           9,937       31        --       9,968
FHLMC participation
  Certificates:
    - fixed rate                  844       --        41         803
    - adjustable rate          60,626      180        --      60,806
                            ------------------------------------------
     Total                  $  71,560      214        41      71,733
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        March 31, 2008
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     81         5         --           86
FNMA pass-through
  certificates:
    Fixed rate                   42        --         --           42
    Balloon maturity and
      adjustable rate            62        --         --           62
Pass-through certificates
  guaranteed by GNMA
      - fixed rate                6        --         --            6
                            -------------------------------------------
      Total                $    191         5         --          196
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  377,899
      Business properties                                515,997
      Partially guaranteed by VA or
        insured by FHA                                     1,109
    Construction and development                         452,963
                                                       ----------
       Total mortgage loans                            1,347,968
  Commercial loans                                        67,659
  Installment loans to individuals                        17,591
                                                       ----------
    Total loans held for investment                    1,433,218
  Less:
    Undisbursed loan funds                               (98,051)
    Unearned discounts and fees and costs
      on loans, net                                       (6,265)
                                                       ----------
     Net loans held for investment                    $1,328,902
                                                       ==========


                                                       March 31,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  86,037
    Installment loans to individuals                         849
    Less:
      Undisbursed loan funds                             (35,234)
                                                       ----------
        Net loans held for sale                        $  51,652
                                                       ==========

     Included in the loans receivable balances at March 31, 2008, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the approximate amount of $71,000. Loans and participations serviced for others amounted to approximately $72.2 million at March 31, 2008.

     The following table presents the activity in the allowance for losses on loans for the period ended March 31, 2008. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2007               $  8,097
     Provisions                                  1,400
     Charge-offs                                  (377)
     Recoveries                                      3
                                                --------
     Balance at March 31, 2008               $   9,123
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                       March 31,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $  6,592
Less:  allowance for losses                                (421)
                                                       ----------
   Total                                               $  6,171
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2008. Dollar amounts are expressed in thousands.

     Balance at October 1, 2007               $    911
     Additions:
        Impairment recovery                         61
     Reductions:
        Amortization                              (263)
                                                --------
     Balance at March 31, 2008                $    709
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





Three months ended                     Mortgage     Other and
March 31, 2008               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $  9,379        --         (327)           9,052
Provision for loan losses       700        --           --              700
Other income                   969      5,325         (904)           5,390
General and administrative
  expenses                    4,230     5,097         (182)           9,145
Income tax expense (benefit)  2,086        88         (383)           1,791
                            ---------------------------------------------------
    Net income             $  3,332       140         (666)           2,806
                            ===================================================



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
                            ===========================================================





Six months ended                       Mortgage     Other and
March 31, 2008               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 19,881        --         (740)          19,141
Provision for loan losses     1,400        --           --            1,400
Other income                    313     9,531       (2,166)           7,678
General and administrative
  expenses                    8,575     9,641         (433)          17,783
Income tax expense (benefit)  3,934       (42)        (931)           2,961
                            ---------------------------------------------------
    Net income             $  6,285       (68)      (1,542)           4,675
                            ===================================================






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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2008, were $1,547.4 million, an increase of $40.9 million from September 30, 2007, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2008, the Bank originated and purchased $397.8 million in mortgage loans held for sale, $212.2 million in mortgage loans held for investment, and $3.7 million in other loans. This total of $613.7 million in loans compares to $678.0 million in loans originated and purchased during the six months ended March 31, 2007.

     Loans held for sale as of March 31, 2008 were $51.7 million, and consisted entirely of mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               3/31/08     9/30/07     3/31/07
                            -------------------------------------
Asset Classification:
   Substandard               $ 19,543       11,726       13,722
   Doubtful                        --           --           --
   Loss                           375          357          209
                            -------------------------------------
                               19,918       12,083       13,931
Allowance for losses on
  loans and real estate
  owned                        (9,544)      (8,301)      (7,889)
                            -------------------------------------
                             $ 10,374        3,782        6,042
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                              3/31/08      9/30/07        3/31/07
                           ----------------------------------------
Total Assets              $ 1,547,377    1,506,483      1,545,897
                           ========================================

Non-accrual loans         $    13,033        3,284          2,453
Troubled debt
  restructurings                   --           --             70
Net real estate and
  other assets acquired
  through foreclosure           6,171        6,511         10,314
                           ----------------------------------------
     Total                $    19,204        9,795         12,837
                           ========================================
Percent of total assets         1.24%        0.65%          0.83%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $39.7 million during the six months ended March 31, 2008. The weighted average rate on customer and brokered deposits as of March 31, 2008, was 3.91%, a decrease from 4.15% as of March 31, 2007.

     Advances from the FHLB were $538.8 million as of March 31, 2008, an increase of $79.8 million from September 30, 2007. During the six-month period, the Bank borrowed $188.0 million of new advances and repaid $108.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of March 31, 2008. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $6.7 million as of March 31, 2008, a decrease of $2.8 million from September 30, 2007. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2007.

     Total stockholders' equity as of March 31, 2008, was $151.1 million (9.8% of total assets). This compares to $149.4 million (9.9% of total assets) at September 30, 2007. On a per share basis, stockholders' equity was $19.21 on March 31, 2008, compared to $18.99 on September 30, 2007.

     The Company paid cash dividends on its common stock of $0.225 per share on November 30, 2007, and February 22, 2008. Subsequent to the quarter ended March 31, 2008, the Company announced a cash dividend of $0.225 per share to be paid on May 23, 2008, to stockholders of record as of May 2, 2008.

     Total stockholders' equity as of March 31, 2008, includes an unrealized gain of $107,000 net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six months ended
                           ------------------------
                            3/31/08       3/31/07
                           ------------------------
Return on assets              0.61%         1.09%
Return on equity              6.22%        10.85%
Equity-to-assets ratio        9.77%         9.76%
Dividend payout ratio        75.72%        44.88%


RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2008 and 2007.

     For the three months ended March 31, 2008, the Company had net income of $2,806,000 or $0.36 per share. This compares to net income of $3,769,000 or $0.46 per share for the quarter ended March 31, 2007.

     For the six months ended March 31, 2008, the Company had net income of $4,675,000 or $0.59 per share. This compares to net income of $8,343,000 or $1.01 per share for the six months ended March 31, 2007.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2008 and 2007. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.



                                   Six months ended 3/31/08    As of
                                  --------------------------- 3/31/08
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,365,354    47,557   6.97%    6.36%
  Mortgage-backed securities        76,838     1,314   3.42%    4.12%
  Securities                        25,734       592   4.60%    4.50%
  Bank deposits                      6,240        96   3.08%    1.63%
                                 --------------------------------------
    Total earning assets         1,474,166    49,559   6.72%    6.20%
                                            ---------------------------
Non-earning assets                  61,274
                                 ----------
      Total                     $1,535,440
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 165,214     1,025   1.24%    1.06%
  Customer and brokered
    certificates of deposit        648,089    15,786   4.87%    4.64%
  FHLB Advances                    529,637    12,831   4.85%    4.60%
  Subordinated debentures           25,000       776   6.21%    4.90%
                                 --------------------------------------
    Total costing liabilities    1,367,940    30,418   4.45%    4.19%
                                            ---------------------------
Non-costing liabilities             17,363
Stockholders' equity               150,137
                                 ----------
      Total                     $1,535,440
                                 ==========
Net earning balance             $  106,226
                                 ==========
Earning yield less costing rate                        2.27%    2.01%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,474,166    19,141   2.60%
                                 ============================





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






                                         Six months ended March 31, 2008, compared to
                                              six months ended March 31, 2007
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (2,689)         760         (45)     (1,974)
  Mortgage-backed securities                 (75)        (305)         12        (368)
  Securities                                  50            1          (1)         50
  Bank deposits                              (30)          27          (7)        (10)
                                        -----------------------------------------------
Net change in interest income             (2,744)         483         (41)     (2,302)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                         607           69           5         681
  FHLB Advances                           (1,107)          72         (10)     (1,045)
  Subordinated debentures                    (61)         345         (39)        245
  Repurchase agreements                       --           --        (324)       (324)
                                        -----------------------------------------------
Net change in interest expense              (561)         486        (368)       (443)
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (2,183)          (3)        327      (1,859)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended March 31, 2008, decreased $1.2 million from the same period in the prior year. Specifically, interest income decreased $1.8 million due to a decrease in the average rate earned on interest-earning assets, which was partially offset by an increase in the average balance of such assets. The decrease in interest income was partially offset by a $554,000 decrease in interest expense, which resulted from slight decreases in both the average balance of interest-costing liabilities and the average rate paid on such liabilities.

         Net interest margin before loan loss provision for the six months ended March 31, 2008, decreased $1.9 million from the same period in the prior year. Specifically, interest income decreased $2.3 million, which was partially offset by a $443,000 decrease in interest expense for the period. Interest on loans decreased $2.0 million as the result of a 40 basis point decrease in the average yield earned on loans outstanding during the period. The effect of this decrease was partially offset by a $20.6 million increase in the average balance of loans receivable. Interest on mortgage-backed securities deceased $368,000 due to a $17.0 million decrease in the average balance of mortgage-backed securities and an 16 basis point decrease in the average rate earned on such securities. Interest expense on FHLB advances decreased $1.0 million primarily as the result of a 42 basis point decrease in the average rate paid on such liabilities. Interest expense on securities sold under agreements to repurchase decreased $324,000 due to a $13.0 million decrease in the average balance of securities sold under agreements to repurchase. These decreases in interest expense were partially offset by a $681,000 increase in interest on customer and brokered deposits, resulting from a $3.5 million increase in the average balance and a 15 basis point increase in the average rate on such liabilities. Additionally, interest on subordinated debentures increased $245,000 due primarily to a $9.9 million increase in the average balance, which was partially offset by an 80 basis point decrease in the average rate on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $700,000 during the quarter ended March 31, 2008, due to increases in loans charge offs related to the construction and development loan portfolios and increase in commercial real estate loans classified as substandard. The Company also recorded a provision for loan losses of $700,000 during the quarter ended December 31, 2007, due to increases in loans classified as substandard, primarily in the Bank's construction and development loan portfolios. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, loan loss reserve was 47.9% of total classified assets at March 31, 2008, 68.7% at September 30, 2007, and 56.6% at March 31, 2007.

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


OTHER INCOME
     Other income for the three months ended March 31, 2008, decreased $21,000 from the same period in the prior year. Specifically, provision for loss on real estate owned increased $300,000 due to an increase in charge-offs of foreclosed assets held for sale during the period. Other income decreased $163,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities. These decreases were largely offset by a $377,000 increase in gain on sale of loans held for sale resulting from an increase in mortgage banking volume for the quarter. Additionally, gain on sale of securities increased $122,000 due to the redemption of Visa, Inc. common stock during their initial public offering in March 2008.

     Other income for the six months ended March 31, 2008, decreased $3.2 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $1.5 million due to decreased mortgage banking volume during the quarter ended December 31, 2007. Other income decreased $844,000 due primarily to decreases in check processing fee income, loan prepayment penalties, and the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Provision for loss on real estate owned increased $745,000 due to an increase in charge-offs of foreclosed assets held for sale during the period. Customer service fees and charges decreased $125,000 due primarily to a decrease in miscellaneous loan origination fees resulting from the decrease in mortgage banking volume. Loan servicing fees decreased $145,000 due to an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the period. These decreases were offset by a $122,000 increase in gain on sale of securities due to the redemption of Visa, Inc. common stock during their initial public offering in March 2008.



GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2008, increased $196,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $413,000 due primarily to an increase in mortgage banking volume for the quarter. Premises and equipment expense increased $144,000 due primarily to costs related to a new loan origination system implemented in fiscal 2007. These increase were offset by a $208,000 decrease in other expense due primarily to decreases in professional fees, ATM processing fees, and other costs related to the consolidation of loan origination offices in fiscal 2007. In addition, advertising and business promotion expense decreased $151,000 due to a decrease in costs related to the national mortgage banking operation and decreases in direct marketing costs related to the retail banking operation.

     Total general and administrative expenses for the six months ended March 31, 2008, increased $205,000 from the same period in the prior year. Specifically, premises and equipment expense increased $349,000 due primarily to costs related to a new loan origination system implemented in fiscal 2007. This increase was partially offset by a $104,000 decrease in other expense due primarily to decreases in professional fees, ATM processing fees, and other costs related to the consolidation of loan origination offices in fiscal 2007.


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

INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000.
Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 5 to 43 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized," which is the most favorable capital group and supervisory subgroup. DIF-insured institutions are also assessed a premium to service the interest on Financing Corporation ("FICO") debt.


REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2008, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2008, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2008                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 153,683
Adjustment for regulatory capital:
  Intangible assets                                    (2,821)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,291)
  Reverse the effect of SFAS No. 115                     (107)
                                                     ---------
    Tangible capital                                  148,464
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     148,464
  Qualifying general valuation allowance                8,858
                                                     ---------
       Risk-based capital                           $ 157,322
                                                     =========



                                                                 As of March 31, 2008
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 157,322     12.4%       101,563      >=8%      126,954     >=10%
Core capital to adjusted tangible assets    148,464      9.8%        60,817      >=4%       76,021      >=5%
Tangible capital to tangible assets         148,464      9.8%        22,806     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      148,464     11.7%            --        --       76,172      >=6%





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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2008, there was $45.4 million available to the Bank in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At March 31, 2008, the Bank has $130.5 million in brokered deposits, and it could purchase up to $267.3 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
     There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 2.	Changes in Securities
		None.


Item 3.	Defaults Upon Senior Securities
		None.


Item 4.	Submission of Matters to a Vote of Security Holders
     The annual stockholder's meeting was held on January 22, 2008. The following persons were elected to NASB Financial Inc.'s Board of Directors for three year terms:

                        Barrett Brady
                        A. Ray Cecrle
                        Keith B. Cox

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2008.



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



                                              NASB Financial, Inc.
                                                  (Registrant)


May 9, 2008                                By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 9, 2008                                By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19