Form 10-Q
period 2008-06-30
NASB FINANCIAL INC
filed 2008-08-08
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2008

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 5, 2008, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            June 30,    September 30,
                                              2008            2007
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    34,218         26,050
Securities available for sale, at
  fair value                                      38             42
Stock in Federal Home Loan Bank, at cost      26,195         22,307
Mortgage-backed securities:
  Available for sale, at fair value           65,528         80,622
  Held to maturity, at cost                      169            217
Loans receivable:
  Held for sale, at lower of amortized
    cost or fair value, net                   71,729         47,233
  Held for investment, net                 1,324,157      1,277,456
Allowance for loan losses                    (10,626)        (8,097)
Accrued interest receivable                    6,884          8,398
Foreclosed asset held for sale, net            6,230          6,511
Premises and equipment, net                   14,790         15,765
Investment in LLCs                            19,994         19,058
Mortgage servicing rights, net                   783            911
Deferred income tax asset, net                 2,426          1,998
Other assets                                   8,657          8,012
                                           ----------     ----------
                                         $ 1,571,172      1,506,483
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   670,549        722,102
  Brokered deposit accounts                  160,985        133,434
  Advances from Federal Home Loan Bank       546,108        458,933
  Subordinated debentures                     25,774         25,774
  Escrows                                      7,388          9,468
  Income taxes payable                           799          1,261
  Liability for unrecognized tax benefit         850             --
  Accrued expenses and other liabilities       5,948          6,119
                                           ----------     ----------
      Total liabilities                    1,418,401      1,357,091
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at June 30, 2008, and
    September 30, 2007                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,466         16,400
  Retained earnings                          173,370        170,613
  Treasury stock, at cost; 1,989,498
    shares at June 30, 2008, and
    at September 30, 2007                    (38,418)       (38,418)
  Accumulated other comprehensive
    loss                                        (126)          (682)
                                           ----------     ----------
      Total stockholders' equity             152,771        149,392
                                           ----------     ----------
                                         $ 1,571,172      1,506,483
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)






                                                 Three months ended         Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2008         2007          2008         2007
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                   $ 22,261       24,706        69,818       74,237
Interest on mortgage-backed securities              648          763         1,962        2,445
Interest and dividends on securities                232          452           824          994
Other interest income                                47          133           143          239
                                               ---------    ---------     ---------    ---------
  Total interest income                          23,188       26,054        72,747       77,915
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             7,169        8,534        23,980       24,664
Interest on advances from FHLB                    5,866        6,569        18,697       20,445
Interest on subordinated debentures                 295          443         1,071          974
Interest on securities sold under
  agreements to repurchase                           --           72            --          396
                                               ---------    ---------     ---------    ---------
  Total interest expense                         13,330       15,618        43,748       46,479
                                               ---------    ---------     ---------    ---------
    Net interest income                           9,858       10,436        28,999       31,436
Provision for loan losses                         1,600          175         3,000          934
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             8,258       10,261        25,999       30,502
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          172          138            51          160
  Impairment (loss) recovery on mortgage
       servicing rights                             (36)         (28)           23           (2)
  Customer service fees and charges               1,448        1,582         4,166        4,425
  Provision for loss on real estate owned          (400)        (340)       (1,250)        (445)
  Gain on sale of securities available
       for sale                                      --           --           122           --
  Gain on sale of loans held for sale             4,251        4,166         9,956       11,397
  Other                                           1,337          340         1,382        1,229
                                               ---------    ---------     ---------    ---------
    Total other income                            6,772        5,858        14,450       16,764
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,136        4,122        11,748       11,818
  Commission-based mortgage banking compensation  2,214        2,075         5,741        5,570
  Premises and equipment                          1,004          953         3,113        2,713
  Advertising and business promotion              1,144        1,220         3,106        3,163
  Federal deposit insurance premiums                 23           25            70           79
  Other                                           1,387        1,566         3,913        4,196
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses     9,908        9,961        27,691       27,539
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              5,122        6,158        12,758       19,727
Income tax expense                                1,512        2,372         4,473        7,598
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 3,610        3,786         8,285       12,129
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.46         0.47          1.05         1.48
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.45         0.47          1.04         1.47
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,986,967     7,867,614    8,169,670





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2007       $ 1,479       16,400    170,613    (38,418)     (682)       149,392
  Comprehensive income:
    Net income                        --           --      8,285         --        --          8,285
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --       556            556
         available for sale                                                                  -------
    Total comprehensive income                                                                 8,841
  Cash dividends paid                 --           --     (5,311)        --        --         (5,311)
  Stock based compensation expense    --           66         --         --        --             66
  Adoption of FIN 48                  --           --       (217)        --        --           (217)
                               ----------------------------------------------------------------------
Balance at June 30, 2008         $ 1,479       16,466    173,370    (38,418)     (126)       152,771
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)




                                                            Nine months ended
                                                                June 30,
                                                          ----------------------
                                                            2008         2007
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  8,285       12,129
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                              1,363          863
  Amortization and accretion, net                            (981)      (1,340)
  Gain on sale of securities available for sale              (122)          --
  Loss from investment in LLCs                                119           66
  Impairment (recovery) loss on mortgage
    servicing rights                                          (23)           2
  Gain on sale of loans receivable held for sale           (9,956)     (11,397)
  Provision for loan losses                                 3,000          934
  Provision for loss on real estate owned                   1,250          445
  Origination of loans receivable held for sale          (681,837)    (754,225)
  Sale of loans receivable held for sale                  667,297      748,838
  Stock based compensation - stock options                     66           55
Changes in:
  Net fair value of loan-related commitments                 (716)         (88)
  Accrued interest receivable                               1,514          105
  Accrued expenses and other liabilities and
    income taxes payable                                   (1,208)       2,082
                                                          ----------------------
Net cash used in operating activities                     (11,949)      (1,531)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           48           62
    Available for sale                                     15,747       11,670
  Principal repayments of mortgage loans receivable
    held for investment                                   245,873      321,184
  Principal repayments of other loans receivable            8,806        7,097
  Maturity of investment securities available for sale          4            4
  Loan origination - mortgage loans held for investment  (298,575)    (307,631)
  Loan origination - other loans receivable                (6,529)      (7,273)
  Purchase of mortgage loans receivable held
    for investment                                           (330)          --
  Purchase of Federal Home Loan Bank stock                 (3,888)        (578)
  Proceeds from sale of securities available for sale         122           --
  Proceeds from sale of real estate owned                   4,202        5,869
  Purchases of premises and equipment, net                   (388)      (3,744)
  Investment in LLCs                                       (1,055)      (2,148)
  Other                                                       426       (1,923)
                                                          ----------------------
Net cash provided by (used in) investing activities       (35,537)      22,589


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Nine months ended
                                                                June 30,
                                                          ----------------------
                                                            2008         2007
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and
     brokered deposit accounts                            (24,305)      (1,941)
  Proceeds from advances from Federal Home Loan Bank      324,000      278,650
  Repayment on advances from Federal Home Loan Bank      (236,650)    (283,848)
  Proceeds from subordinated debentures                        --       25,774
  Proceeds from the sale of securities
     under agreements to repurchase                            --       30,900
  Repayment of securities sold under
     agreements to repurchase                                  --      (30,900)
  Cash dividends paid                                      (5,311)      (5,552)
  Repurchase of common stock for treasury                      --      (14,407)
  Change in escrows                                        (2,080)      (1,878)
                                                          ----------------------
Net cash provided by (used in) financing activities        55,654       (3,202)
                                                          ----------------------
Net increase in cash and cash equivalents                   8,168       17,856
Cash and cash equivalents at beginning of the period       26,050       11,442
                                                          ----------------------
Cash and cash equivalents at end of period               $ 34,218       29,298
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  5,078        8,812
  Cash paid for interest                                   45,287       44,249

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  8,413       12,820
    Conversion of real estate owned to loans receivable     2,499        4,461
    Capitalization of originated mortgage servicing rights     --            6










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the nine months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The condensed consolidated balance sheet of the Company as of September 30, 2007, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2008, have remained unchanged from September 30, 2007. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2007.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/08    6/30/07        6/30/08    6/30/07
                                             ----------------------    ----------------------
Net income (in thousands)                     $  3,610      3,786          8,285     12,129

Average common shares outstanding            7,867,614  7,986,967      7,867,614  8,169,670
Average common share stock options
  outstanding                                  112,568     63,293        109,257     58,086
                                             ----------------------    ----------------------
Average diluted common shares                7,980,182  8,050,260      7,976,871  8,227,756

Earnings per share:
   Basic                                      $   0.46       0.47           1.05       1.48
   Diluted                                        0.45       0.47           1.04       1.47





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        June 30, 2008
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     138        2        --         140
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           8,910       --        18       8,892
FHLMC participation
  certificates:
    - fixed rate                  787       --        41         746
    - adjustable rate          55,898       --       148      55,750
                            ------------------------------------------
     Total                  $  65,733        2       207      65,528
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         June 30, 2008
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     77         4         --           81
FNMA pass-through
  certificates:
    Fixed rate                   41        --         --           41
    Balloon maturity and
      adjustable rate            48        --         --           48
Pass-through certificates
  guaranteed by GNMA
      - fixed rate                3        --         --            3
                            -------------------------------------------
      Total                $    169         4         --          173
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  377,282
      Business properties                                499,951
      Partially guaranteed by VA or
        insured by FHA                                     1,615
    Construction and development                         424,956
                                                       ----------
       Total mortgage loans                            1,303,804
  Commercial loans                                        94,273
  Installment loans to individuals                        15,271
                                                       ----------
    Total loans held for investment                    1,413,348
  Less:
    Undisbursed loan funds                               (82,748)
    Unearned discounts and fees and costs
      on loans, net                                       (6,443)
                                                       ----------
     Net loans held for investment                    $1,324,157
                                                       ==========


                                                        June 30,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  94,972
    Installment loans to individuals                         335
    Less:
      Undisbursed loan funds                             (23,578)
                                                       ----------
        Net loans held for sale                        $  71,729
                                                       ==========

     Included in the loans receivable balances at June 30, 2008, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $68,000. Loans and participations serviced for others amounted to approximately $68.6 million at June 30, 2008.

     The following table presents the activity in the allowance for losses on loans for the period ended June 30, 2008. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2007               $  8,097
     Provisions                                  3,000
     Charge-offs                                  (484)
     Recoveries                                     13
                                                --------
     Balance at June 30, 2008                $  10,626
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $  6,577
Less:  allowance for losses                                (347)
                                                       ----------
   Total                                               $  6,230
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2008. Dollar amounts are expressed in thousands.

     Balance at October 1, 2007               $    911
     Additions:
        Impairment recovery                         23
     Reductions:
        Amortization                              (151)
                                                --------
     Balance at June 30, 2008                 $    783
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

     The Trust Preferred Securities have a variable interest rate of 1.65% over the 3-month LIBOR, and are mandatorily redeemable upon the 30-year term of the debentures, or upon earlier redemption as provided in the Indenture. The debentures are callable, in whole or in part, after five years from the issuance date. The Company did not incur a placement or annual trustee fee related to the issuance. The securities are subordinate to all other debt of the Company and interest may be deferred up to five years.

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

     During the quarter ended June 30, 2008, the statute of limitations lapsed with regard to the $1.3 million aforementioned unrecognized tax benefit. As a result, this liability was derecognized during the period, resulting in a decrease in income tax expense.

     Additionally, during the quarter ended June 30, 2008, the Company recognized an $850,000 liability for unrecognized tax benefits, which included $149,000 of related interest and penalties. This unrecognized tax benefit is expected to decrease in the next twelve months as a result of the settlements with various taxing authorities.

     The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

     The Company's federal and state income tax returns for fiscal years 2005 through 2007 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.


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





Three months ended                     Mortgage     Other and
June 30, 2008                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 10,128        --         (270)           9,858
Provision for loan losses     1,600        --           --            1,600
Other income                  1,247     6,273         (748)           6,772
General and administrative
  expenses                    4,542     5,522         (156)           9,908
Income tax expense (benefit)  2,015       289         (792)           1,512
                            ---------------------------------------------------
    Net income             $  3,218       462          (70)           3,610
                            ===================================================



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
                            ===========================================================





Nine months ended                      Mortgage     Other and
June 30, 2008                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 30,009        --       (1,010)          28,999
Provision for loan losses     3,000        --           --            3,000
Other income                  1,560    15,804       (2,914)          14,450
General and administrative
  expenses                   13,117    15,163         (589)          27,691
Income tax expense (benefit)  5,949       247       (1,723)           4,473
                            ---------------------------------------------------
    Net income             $  9,503       394       (1,612)           8,285
                            ===================================================






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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2008, were $1,571.2 million, an increase of $64.7 million from September 30, 2007, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2008, the Bank originated and purchased $681.8 million in mortgage loans held for sale, $298.9 million in mortgage loans held for investment, and $6.5 million in other loans. This total of $987.2 million in loans compares to $1,069.1 million in loans originated and purchased during the nine months ended June 30, 2007.

     Loans held for sale as of June 30, 2008 were $71.7 million, and consisted entirely of mortgage loans held for sale with servicing released. All loans held for sale are carried at the lower of cost or fair value.

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


                               6/30/08     9/30/07     6/30/07
                            -------------------------------------
Asset Classification:
   Substandard               $ 30,273       11,726       11,301
   Doubtful                        --           --           --
   Loss                           215          357          427
                            -------------------------------------
                               30,488       12,083       11,728
Allowance for losses on
  loans and real estate
  owned                       (10,973)      (8,301)      (8,123)
                            -------------------------------------
                             $ 19,515        3,782        3,605
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                              6/30/08      9/30/07        6/30/07
                           ----------------------------------------
Total Assets              $ 1,571,172    1,506,483      1,535,846
                           ========================================

Non-accrual loans         $    10,936        3,284          2,036
Troubled debt
  restructurings                   --           --             70
Net real estate and
  other assets acquired
  through foreclosure           6,230        6,511          7,631
                           ----------------------------------------
     Total                $    17,166        9,795          9,737
                           ========================================
Percent of total assets         1.09%        0.65%          0.63%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $24.0 million during the nine months ended June 30, 2008. The weighted average rate on customer and brokered deposits as of June 30, 2008, was 3.51%, a decrease from 4.22% as of June 30, 2007.

     Advances from the FHLB were $546.1 million as of June 30, 2008, an increase of $87.2 million from September 30, 2007. During the nine-month period, the Bank borrowed $324.0 million of new advances and repaid $236.7 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of June 30, 2008. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $7.4 million as of June 30, 2008, a decrease of $2.1 million from September 30, 2007. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2007.

     Total stockholders' equity as of June 30, 2008, was $152.8 million (9.7% of total assets). This compares to $149.4 million (9.9% of total assets) at September 30, 2007. On a per share basis, stockholders' equity was $19.42 on June 30, 2008, compared to $18.99 on September 30, 2007.

     The Company paid cash dividends on its common stock of $0.225 per share on November 30, 2007, February 22, 2008, and May 23, 2008. Subsequent to the quarter ended June 30, 2008, the Company announced a cash dividend of $0.225 per share to be paid on August 22, 2008, to stockholders of record as of August 1, 2008.

     Total stockholders' equity as of June 30, 2008, includes an unrealized loss of $126,000 net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                            6/30/08       6/30/07
                           ------------------------
Return on assets              0.72%         1.06%
Return on equity              7.31%        10.58%
Equity-to-assets ratio        9.72%         9.71%
Dividend payout ratio        64.10%        45.78%


RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2008 and 2007.

     For the three months ended June 30, 2008, the Company had net income of $3,610,000 or $0.46 per share. This compares to net income of $3,786,000 or $0.47 per share for the quarter ended June 30, 2007.

     For the nine months ended June 30, 2008, the Company had net income of $8,285,000 or $1.05 per share. This compares to net income of $12,129,000 or $1.48 per share for the nine months ended June 30, 2007.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2008 and 2007. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.



                                   Nine months ended 6/30/08   As of
                                  --------------------------- 6/30/08
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,367,604    69,818   6.81%    6.39%
  Mortgage-backed securities        74,217     1,962   3.52%    4.14%
  Securities                        25,923       824   4.23%    4.00%
  Bank deposits                      8,656       143   2.20%    1.63%
                                 --------------------------------------
    Total earning assets         1,476,400    72,747   6.57%    6.22%
                                            ---------------------------
Non-earning assets                  60,775
                                 ----------
      Total                     $1,537,175
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 166,160     1,478   1.19%    1.00%
  Customer and brokered
    certificates of deposit        643,638    22,502   4.66%    4.15%
  FHLB Advances                    535,499    18,697   4.66%    4.28%
  Subordinated debentures           25,000     1,071   5.71%    4.55%
                                 --------------------------------------
    Total costing liabilities    1,370,297    43,748   4.26%    3.83%
                                            ---------------------------
Non-costing liabilities             16,060
Stockholders' equity               150,818
                                 ----------
      Total                     $1,537,175
                                 ==========
Net earning balance             $  106,103
                                 ==========
Earning yield less costing rate                        2.31%    2.39%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,476,400    28,999   2.62%
                                 ============================





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






                                         Nine months ended June 30, 2008, compared to
                                              nine months ended June 30, 2007
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (5,640)       1,365        (144)     (4,419)
  Mortgage-backed securities                 (14)        (473)          4        (483)
  Securities                                (184)          15          (1)       (170)
  Bank deposits                             (124)          58         (30)        (96)
                                        -----------------------------------------------
Net change in interest income             (5,962)         965        (171)     (5,168)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                        (550)        (140)          6        (684)
  FHLB Advances                           (2,230)         544         (62)     (1,748)
  Subordinated debentures                   (180)         342         (65)         97
  Repurchase agreements                       --           --        (396)       (396)
                                        -----------------------------------------------
Net change in interest expense            (2,960)         746        (517)     (2,731)
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $  (3,002)         219         346      (2,437)
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended June 30, 2008, decreased $578,000 from the same period in the prior year. Specifically, interest income decreased $2.9 million due to a decrease in the average rate earned on interest-earning assets, which was partially offset by an increase in the average balance of such assets. The decrease in interest income was largely offset by a $2.3 million decrease in interest expense, which resulted primarily from decreases in the average rate paid on interest-costing liabilities.

     Net interest margin before loan loss provision for the nine months ended June 30, 2008, decreased $2.4 million from the same period in the prior year. Specifically, interest income decreased $5.2 million, which was partially offset by a $2.7 million decrease in interest expense for the period. Interest on loans decreased $4.4 million as the result of a 56 basis point decrease in the average yield earned on loans outstanding during the period. The effect of this decrease was partially offset by a $24.7 million increase in the average balance of loans receivable. Interest on mortgage-backed securities decreased $483,000 due primarily to a $17.8 million decrease in the average balance of such securities. Interest on investment securities decreased $170,000 due primarily to a 96 basis point decrease in the average yield earned on such securities. Interest expense on FHLB advances decreased $1.7 million primarily as the result of a 57 basis point decrease in the average rate paid on such liabilities. The effect of this decrease was partially offset by a $13.9 million increase in the average balance of FHLB advances outstanding. Interest expense on customer and brokered deposit accounts decreased $684,000 due to a 71 basis point decrease in the average rate and $4.6 million decrease in the average balance of such interest-costing liabilities. Interest expense on securities sold under agreements to repurchase decreased $396,000 due to a $9.8 million decrease in the average balance of securities sold under agreements to repurchase.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $1.6 million during the quarter ended June 30, 2008, due primarily to increases in residential construction and development loans classified as substandard. The Company recorded a provision for loan losses of $700,000 during both the quarter ended December 31,2007 and the quarter ended March 31, 2008, due to increases in loan charge-offs related to the residential construction and development loan portfolio and increases in commercial real estate loans and residential construction and development loans classified as substandard. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 36.0% of total classified assets at June 30, 2008, 68.7% at September 30, 2007, and 69.3% at June 30, 2007.

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


OTHER INCOME
     Other income for the three months ended June 30, 2008, increased $914,000 from the same period in the prior year. Specifically, other income increased $997,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities. This was offset by a decrease in customer service fees and charges of $134,000, which resulted primarily from a decrease in miscellaneous loan origination fees resulting from the decrease in mortgage banking volume.

     Other income for the nine months ended June 30, 2008, decreased $2.3 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $1.4 million due to decreased mortgage banking volume during the period. Provision for loss on real estate owned increased $805,000 due to an increase in charge-offs of foreclosed assets held for sale during the period. Customer service fees and charges decreased $259,000 due to a decrease in miscellaneous loan origination fees resulting from the decrease in mortgage banking volume, and a decrease in appraisal fee income resulting from the elimination of the Company's internal appraisal department in March 2008. Loan servicing fees decreased $109,000 due primarily to an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the period. These decreases were partially offset by a $122,000 increase in gain on sale of securities due to the redemption of Visa, Inc. common stock during their initial public offering in March 2008. In addition, other income increased $153,000 due to a $628,000 increase in the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was largely offset by decreases in income received on foreclosed assets held for sale, loan prepayment penalties, and official check processing fee income.



GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2008, decreased $53,000 from the same period in the prior year. Specifically, other expense decreased $179,000 due primarily to decreases in credit, appraisal, underwriting, and other costs related to the consolidation of loan origination offices in fiscal 2007. This decrease was partially offset by a $153,000 increase in compensation, fringe benefits, and commission-based mortgage banking compensation due primarily to an increase in mortgage banking spreads for the quarter.

     Total general and administrative expenses for the nine months ended June 30, 2008, increased $152,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $101,000 due primarily to an increase in mortgage banking spreads for the period. Premises and equipment expense increased $400,000 due primarily to costs related to a new loan origination system implemented in fiscal 2007. These increases were partially offset by a $283,000 decrease in other expense due to decreases in professional fees and other lending-related costs resulting from the consolidation of loan origination offices in fiscal 2007 and from the decrease in mortgage banking volume for the period.


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


REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2008, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2008, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2008                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 155,776
Adjustment for regulatory capital:
  Intangible assets                                    (2,796)
  Disallowed portion of servicing assets
    and deferred tax assets                            (2,426)
  Reverse the effect of SFAS No. 115                      126
                                                     ---------
    Tangible capital                                  150,680
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     150,680
  Qualifying general valuation allowance               10,421
                                                     ---------
       Risk-based capital                           $ 161,101
                                                     =========



                                                                 As of June 30, 2008
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 161,101     12.5%       103,105      >=8%      128,881     >=10%
Core capital to adjusted tangible assets    150,680      9.8%        61,769      >=4%       77,212      >=5%
Tangible capital to tangible assets         150,680      9.8%        23,163     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      150,680     11.7%            --        --       77,329      >=6%





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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2008, there was $47.6 million available to the Bank in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At June 30, 2008, the Bank has $161.0 million in brokered deposits, and it could purchase up to $268.9 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 8, 2008                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 8, 2008                             By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19