Form 10-K
period 2008-09-30
NASB FINANCIAL INC
filed 2008-12-12
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2008

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


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2008, was approximately $96.0 million.


     As of December 5, 2008, there were issued and outstanding
7,867,614 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1.	Part II - Annual report to Stockholders for the Fiscal Year Ended
September 30, 2008.
2.	Part III - Proxy Statement for the 2009 Annual Meeting of
   Stockholders.

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



                                       Fiscal 2008
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,363,032     6.72%
  Mortgage-backed securities          71,196     3.58%
  Investments                         25,909     4.19%
  Bank deposits                       11,953     2.12%
                                  ----------------------
    Total earning assets           1,472,090     6.49%
Non-earning assets                    61,057   ---------
                                  -----------
      Total                      $ 1,533,147
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  166,076     1.16%
  Customer and brokered
    certificates of deposit          639,113     4.51%
  FHLB advances                      536,344     4.55%
  Subordinated debentures             25,000     5.43%
                                  ----------------------
    Total costing liabilities      1,366,533     4.13%
Non-costing liabilities               15,291   ---------
Stockholders' equity                 151,323
                                  -----------
      Total                       $1,533,147
                                  ===========
Net earning balance               $  105,557
                                  ===========
Earning yield less costing rate                  2.36%
                                               =========



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

                               Year ended September 30,
                        ---------------------------------------
                          2008    2007    2006    2005    2004
                        ---------------------------------------
Return on average assets  0.61%   1.01%   1.35%   1.77%   2.34%
Return on average equity  6.16%  10.01%  13.60%  17.94%  18.88%
Equity to asset ratio    10.05%   9.92%  10.27%   9.57%  10.21%
Dividend payout ratio    76.16%  47.90%  45.59%  54.82%  48.74%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2008     2007     2006      2005     2004
             -----------------------------------------------
February      $ 0.225    0.225     0.225     0.225    0.20
May             0.225    0.225     0.225     0.225    0.20
August          0.225    0.225     0.225     0.225    0.20
November        0.225    0.225     0.225     0.45     1.00



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





	                                                     As of September 30,
                         -------------------------------------------------------------------------
                             2008           2007           2006           2005           2004
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $458,087  31%   428,520  29    441,123  29    535,554  35    447,006  34
  Business properties     496,671  34    489,978  33    482,029  32    428,566  28    413,887  31
  Partially guaranteed
    by VA or insured
    by FHA                  2,812  --      1,541  --      1,890  --      3,314  --      6,667   1
  Construction and
    development           396,777  27    476,081  33    506,034  34    501,072  32    378,154  29
                        -------------  -------------  -------------  -------------   ------------
  Total mortgage loans  1,354,347  92  1,396,120  95  1,431,076  95  1,468,506  95  1,245,714  95
Commercial loans           93,600   7     63,801   4     60,692   4     54,182   4     40,250   3
Installment loans to
    individuals            14,920   1     17,729   1     17,279   1     21,413   1     22,489   2
                        -------------  -------------  -------------  -------------  -------------
                       $1,462,867 100  1,477,650 100  1,509,047 100  1,544,101 100  1,308,453 100
                        =============  =============  =============  =============  =============




     The following table sets forth information at September 30, 2008, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2010
                                      Through    After
                              2009      2013      2013        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  2,451     3,757    321,721      327,929
   - at adjustable rates    38,292     8,440    582,909      629,641
Construction and development:
   - at fixed rates          2,008       456         --        2,464
   - at adjustable rates   290,212   104,101         --      394,313
                           -----------------------------------------
Total mortgage loans       332,963   116,754    904,630    1,354,347
Commercial loans             6,820    37,087     49,693       93,600
Installment loans to
  individuals                2,246     2,267     10,407       14,920
                           ------------------------------------------
   Total loans receivable $342,029   156,108    964,730    1,462,867
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2008, 31% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2008, are $2.8 million or less than 1% of the Bank's total loans that were insured by the FHA or VA.

     The Bank's residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers. Loan originations and purchases must be approved by various levels of management and, depending on the loan amount, are subject to review by the Board of Directors.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2008, 27% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2008, commercial real estate loans on business properties were $496.7 million or 34% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2008, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2008, the Bank sold $883.9 million in loans with servicing released.

     The Bank records loans held for sale at the lower of cost or estimated fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2008, the Bank had loans held for sale with a carrying value of $64.0 million.

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


                                         As of September 30,
                             -----------------------------------------
                                 2008    2007    2006    2005    2004
                             -----------------------------------------
Asset Classification
  Substandard                $ 34,320  11,726  12,361  13,346  17,462
  Doubtful                         --      --      --      --      --
  Loss                          1,442     357     434     595   1,861
                             -----------------------------------------
    Total Classified           35,762  12,083  12,795  13,941  19,323
Allowance for loan/REO
  losses                      (14,476) (8,301) (8,266) (7,731) (9,315)
                             -----------------------------------------
   Net classified assets     $ 21,286   3,782   4,529   6,210  10,008
                             =========================================
   Net classified to total
     classified assets             60%     31%     35%     45%     52%
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

                                        September 30,
                       -----------------------------------------------
                          2008     2007     2006     2005     2004
                       -----------------------------------------------
Total Assets        $1,516,761 1,506,483 1,524,796 1,556,344 1,361,888
                       ===============================================

Non-accrual loans   $   35,075     3,284     6,396     5,643    15,748
Troubled debt
  restructurings            --        --     3,477        74     2,844
Net real estate and
  other assets acquired
  through foreclosure    6,038     6,511     5,231     7,760     4,014
                       -----------------------------------------------
     Total          $   41,113     9,795    15,104    13,477    22,606
                       ===============================================
Percent of total assets  2.71%     0.65%     0.99%     0.87%     1.66%
                       ===============================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2008
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                82          $ 15,892           1.1%
90 or more days              89            35,075           2.4%
                       -----------       -----------------------------
    Total                   171          $ 50,967           3.5%
                       ===========       =============================


                      As of September 30, 2007
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                77          $  9,002           0.6%
90 or more days              70             3,284           0.2%
                       -----------       -----------------------------
    Total                   147          $ 12,286           0.8%
                       ===========       =============================

     The effect of non-performing loans on interest income for fiscal year 2008 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2008                        $ 35,075
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2008 if
    these loans had been performing                 $  3,770
Actual amount included in interest income for
    fiscal 2008                                        1,966
                                                     --------
Interest income not recognized on non-performing
    loans                                           $  1,804
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

     In addition to analyzing homogenous pools of loans for impairment, management reviews individual loans for impairment each month. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Bank records a specific allowance equal to the excess of the loan's carrying value over the present value of the estimated future cash flows discounted at the loan's effective rate based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans on residential properties with greater than four units and loans on construction/development and commercial properties are evaluated for impairment on a loan-by-loan basis.

     The provision for losses on loans was $6.2 million during the year ended September 30, 2008, compared to $1.6 million during fiscal 2007. The allowance for loan losses was $13.8 million or 1.07% of the total loan portfolio held for investment and approximately 39% of total nonaccrual loans as of September 30, 2008. This compares with an allowance for loan losses of $8.1 million or 0.63% of the total loan portfolio held for investment and approximately 245% of the total nonaccrual loans as of September 30, 2007. The increase in the allowance for loan loss of $5.7 million was due to the aforementioned provision for loan loss resulting from management's analysis of the Bank's loan portfolios, which was partially offset by net charge-offs for the year of $490,000. The provision for loss on loans related primarily to the significant increase in loans secured by business and residential construction properties classified as substandard or loss over the prior year. Additionally, management determined that the significant increase in the allowance for loan loss was appropriate due to the continued deterioration in the residential housing market.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2008    2007    2006    2005    2004
                             -----------------------------------------
Balance at beginning of year  $ 8,097   7,991   7,536   8,221   7,986
Total provisions                6,200   1,634     745     522     465
Net recoveries (charge-offs)on:
  Residential properties          (11)    (40)     (2)     53      51
  Business properties              (5)   (386)   (280) (1,237)   (273)
  Construction and development   (362)   (842)     (2)     --      --
  Commercial loans                 --      --      --      --      --
  Installment loans              (112)   (260)     (6)    (23)     (8)
                             -----------------------------------------
Total net recoveries
   (charge-offs)                 (490) (1,528)   (290) (1,207)   (230)
Acquired in merger                 --      --      --      --      --
                             -----------------------------------------
Balance at end of year        $13,807   8,097   7,991   7,536   8,221
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.






                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2008           2007           2006           2005          2004
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $  1,286   9%     1,013  13        789  10        722   10        893  11
Business properties         5,723  41      4,289  53      4,574  57      4,404   58      5,280  64
Construction and
  development               5,638  41      1,704  21      1,783  22      1,406   19      1,295  16
Commercial loans              952   7        728   9        613   8        608    8        283   3
Installment loans             208   2        363   4        232   3        396    5        470   6
                        -------------  -------------  -------------  --------------  -------------
                       $   13,807 100      8,097 100      7,991 100      7,536  100      8,221 100
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

                                             September 30,
                               ---------------------------------------
                                  2008    2007    2006    2005   2004
                               ---------------------------------------
Beginning allowance for loss  $    204     275     195   1,093  1,019
Provisions                       2,050     595  (1,026)   (899)  (237)
Net recoveries (charge-offs)    (1,585)   (666)  1,106       1    311
                               ---------------------------------------
Allowance for loss at year-end $   669     204     275     195  1,093
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

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists primarily of securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2008, the Bank had $88,000 in fixed rate and $47,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies.

INVESTMENT SECURITIES
     As of September 30, 2008, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

SOURCE OF FUNDS
     In addition to customer and brokered deposits, the Bank obtains funds from loan and MBS repayments, sales of loans held-for-sale and securities available-for-sale, investment maturities, FHLB advances, and other borrowings. Loan repayments, as well as the availability of customer deposits, are influenced significantly by the level of market interest rates. Borrowings may be used to compensate for insufficient customer deposits or to support expanded loan and investment activities.

CUSTOMER DEPOSIT AND BROKERED DEPOSIT ACCOUNTS
     The following table sets forth the composition of various types of deposit accounts. Dollar amounts are expressed in thousands.



                                                              September 30,
                        ----------------------------------------------------------------------------
                            2008            2007            2006            2005            2004
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 76,621  10%     93,451  11      86,517  10      82,596  10      84,016  12
Savings accounts          71,193   9      70,077   8      77,469   9      97,435  12     104,277  15
Money market demand
   accounts               13,352   2      10,323   1      11,717   2      12,271   2      16,453   2
Certificates of deposit  530,449  69     548,251  64     547,096  64     515,590  64     448,954  66
Brokered accounts         77,764  10     133,434  16     128,243  15      94,802  12      30,040   5
                        -------------    ------------    ------------    ------------    -----------
                        $769,379 100     855,536 100     851,042 100     802,694 100     683,740 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          3.38%           4.30%           3.98%           2.96%           2.04%





     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                       2008      2007      2006      2005      2004
                     -------------------------------------------------
Deposit receipts  $ 1,390,376 1,354,709 1,477,500 1,302,290 1,199,330
Withdrawals         1,508,927 1,383,389 1,457,221 1,199,596 1,183,083
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals  (118,551)  (28,680)   20,279   102,694    16,247
Interest credited      32,394    33,174    28,069    16,260    12,805
                     -------------------------------------------------
    Net increase
      (decrease)  $   (86,157)    4,494    48,348   118,954    29,052
                     =================================================
Balance at end
  of year         $   769,379   855,536   851,042   802,694   683,740
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2008.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $   9,580
     Maturing in three to six months        15,193
     Maturing in six to twelve months       43,251
     Maturing in over twelve months         37,919
                                           --------
                                         $ 105,943
                                           ========

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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2008, the Bank borrowed an additional $378.0 million in advances, repaid $286.7 million, and as of September 30, 2008, had a balance of $550.1 million (40% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                  --------------------------------------------------
                      2008      2007      2006      2005      2004
                  --------------------------------------------------
FHLB advances     $ 550,091   458,933   499,357   465,907   367,341
Other borrowings         --        --        --   122,000   159,100
                  --------------------------------------------------
   Total          $ 550,091   458,933   499,357   587,907   526,441
                  ==================================================
Weighted average
   rate                4.07%     5.08%     5.21%     3.67%     1.91%
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


                           OTHER INFORMATION

EMPLOYEES
     As of September 30, 2008, the Bank and its subsidiaries had 339 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2008, of $26.3 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding. At September 30, 2008, the Bank had available advances at FHLB of $586.0 million, and outstanding advances of $550.1 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. At September 30, 2008, the Bank has $77.8 million in brokered deposits, and it could purchase up to an additional $278.3 million in brokered deposits and remain "well capitalized" as defined by the OTS.

INSURANCE ON CUSTOMER DEPOSIT ACCOUNTS
     Deposit insurance reform legislation was signed into law on February 8, 2006. A key provision of this legislation was the merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund, the Deposit Insurance Fund (DIF). The merger of the funds was effective March 31, 2006. The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

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

     Annual deposit insurance premiums range from 5 to 43 basis points of insured deposits based on where an institution fits on the RRPS. North American is considered to be "well capitalized" and has been placed in the most favorable capital subgroup. In addition to deposit insurance premiums, institutions are assessed a premium, which is used to service the interest on the Financing Corporation ("FICO") debt.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2008, intangible assets of $2.8 million and deferred tax assets totaling an additional $6.3 million were deducted from the Bank's regulatory capital. At September 30, 2008, the Bank's core capital ratio was 9.7%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2008, North American's regulatory tangible capital was 9.7% of tangible assets.

     Risk-Based Capital Requirement. OTS standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2008, the Bank's current risk-based regulatory capital was 11.5% of risk-weighted assets.

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

LOANS TO ONE BORROWER
     FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. The Bank recently received regulatory approval from the OTS under 12 CFR 560.93 which increased its loans-to-one-borrower limit to $30 million for loans secured by certain residential housing units. Such loans must, in the aggregate, not exceed 150% of the Bank's unimpaired capital and surplus.

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2008, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2008, North American met its reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank's "discount window," but only after exhausting all FHLB sources of borrowing.

U.S. TREASURY TROUBLED ASSET RELIEF PROGRAM
     On October 14, 2008, the U. S. Department of Treasury ("the Treasury") announced the Troubled Asset Relief Program ("TARP Program"), in an effort to improve the strength of financial institutions and enhance market liquidity. Under the TARP Program, the Treasury will purchase up to $250 billion in senior preferred stock of participating financial institutions. The TARP program is available to certain qualified financial institutions, and such institutions will only be qualified if they elected to participate on or before November 14, 2008. Institutions participating in the TARP program will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP program.


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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2008, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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


ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71
Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2008, was approximately $10.9 million.

                                  Date      Owned/        Lease
Location                        Occupied    Leased      Expiration
----------------------------------------------------------------------
12498 South 71 Highway
Grandview, Missouri                 1972       Owned

646 N 291 Highway
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

789 NE Rice Road
Lee's Summit, Missouri              2008       Leased    April 2010

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 49 and 50 of the 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 15 in the 2008
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 11 through 13 in the 2008
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 16 through 45 of the 2008
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

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

     Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

	Our internal control over financial reporting as of September 30, 2008, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


     We have audited NASB Financial, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control
- Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 11, 2008 expressed an unqualified opinion thereon.


/s/ BKD LLP

Kansas City, Missouri
December 11, 2008

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 4 through 16 of the Company's Proxy Statement for the 2009 Annual Meeting and information appearing on pages 47 and 48 of the 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 7 through 16 of the Company's Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 14 through 15 of the Company's Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 15 of the Company's Proxy
Statement for the 2009 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     The information appearing on page 16 of the Company's Proxy
Statement for the 2009 Annual Meeting s incorporated herein by reference.


                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2008 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2008, and 2007
(Annual Report - Page 16).

     Consolidated Statements of Income for the years ended September 30, 2008, 2007, and 2006 (Annual Report - Page 17).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2008, 2007, and 2006 (Annual Report - Pages 18 and 19).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2008, 2007, and 2006 (Annual Report - Page 20).

     Notes to Consolidated Financial Statements (Annual Report - Pages 21 through 45).

     Report of Independent Registered Public Accounting Firm (Annual Report - Page 46).

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

*13) 2008 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2008, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2009 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 12, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 12, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

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


/s/ Laura Brady                              Director
Laura Brady


/s/ Linda S. Hancock                         Director
Linda S. Hancock


/s/ W. Russell Welsh                         Director
W. Russell Welsh