Form 10-Q
period 2008-12-31
NASB FINANCIAL INC
filed 2009-02-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2008

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 6, 2009, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2008            2008
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    19,596         21,735
Securities available for sale, at
  fair value                                      35             35
Stock in Federal Home Loan Bank, at cost      23,881         26,284
Mortgage-backed securities:
  Available for sale, at fair value           54,093         59,889
  Held to maturity, at cost                      130            135
Loans receivable:
  Held for sale, at fair value at
    December 31, 2008, and at lower
    of amortized cost or fair value
    at September 30, 2008                     73,769         64,030
  Held for investment, net                 1,300,863      1,294,297
Allowance for loan losses                    (13,071)       (13,807)
Accrued interest receivable                    6,671          6,886
Foreclosed asset held for sale, net            9,315          6,038
Premises and equipment, net                   14,272         14,599
Investment in LLCs                            21,009         20,683
Mortgage servicing rights, net                   471            716
Deferred income tax asset, net                 6,241          6,293
Other assets                                   9,179          8,948
                                           ----------     ----------
                                         $ 1,526,454      1,516,761
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   708,088        691,615
  Brokered deposit accounts                  127,144         77,764
  Advances from Federal Home Loan Bank       496,075        550,091
  Subordinated debentures                     25,774         25,774
  Escrows                                      4,731          9,776
  Income taxes payable                         3,509          4,002
  Liability for unrecognized tax benefit         850            850
  Accrued expenses and other liabilities       5,886          4,477
                                           ----------     ----------
      Total liabilities                    1,372,057      1,364,349
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at December 31, 2008, and
    September 30, 2008                         1,479          1,479
  Serial preferred stock of $1.00 par
    value: 7,500,000 shares authorized;
    none issued or outstanding                    --             --
  Additional paid-in capital                  16,509         16,484
  Retained earnings                          175,140        172,612
  Treasury stock, at cost; 1,989,498
    shares at December 31, 2008, and
    at September 30, 2008                    (38,418)       (38,418)
  Accumulated other comprehensive
    Income (loss)                               (313)           255
                                           ----------     ----------
      Total stockholders' equity             154,397        152,412
                                           ----------     ----------
                                         $ 1,526,454      1,516,761
                                           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)





                                                Three months ended
                                                    December 31,
                                               ----------------------
                                                  2008        2007
                                               ---------    ---------
Interest on loans receivable                   $ 22,219       24,514
Interest on mortgage-backed securities              545          670
Interest and dividends on securities                104          297
Other interest income                                87           64
                                               ---------    ---------
  Total interest income                          22,955       25,545
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              6,899        8,613
Interest on advances from FHLB                    5,161        6,412
Interest on subordinated debentures                 313          431
                                               ---------    ---------
  Total interest expense                         12,373       15,456
                                               ---------    ---------
    Net interest income                          10,582       10,089
Provision for loan losses                           250          700
                                               ---------    ---------
    Net interest income after provision
      for loan losses                            10,332        9,389
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                         (212)         (54)
  Impairment recovery on mortgage
        servicing rights                             23           37
  Customer service fees and charges               1,397        1,295
  Provision for loss on real estate owned          (250)        (550)
  Gain from loans held for sale                   4,743        1,602
  Other                                            (502)         (42)
                                               ---------    ---------
    Total other income                            5,199        2,288
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                3,861        3,740
  Commission-based mortgage banking
      compensation                                2,188        1,465
  Premises and equipment                            967        1,063
  Advertising and business promotion              1,296        1,028
  Federal deposit insurance premiums                 34           23
  Other                                           1,253        1,319
                                               ---------    ---------
    Total general and administrative expenses     9,599        8,638
                                               ---------    ---------
    Income before income tax expense              5,932        3,039
Income tax expense                                2,284        1,170
                                               ---------    ---------
    Net income                                  $ 3,648        1,869
                                               =========    =========
Basic earnings per share                        $  0.46         0.24
                                               =========    =========
Diluted earnings per share                      $  0.46         0.23
                                               =========    =========

Basic weighted average shares outstanding     7,867,614    7,867,614






See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2008       $ 1,479       16,484    172,612    (38,418)      255        152,412
  Comprehensive income:
    Net income                        --           --      3,648         --        --          3,648
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --      (568)          (568)
         available for sale                                                                  -------
    Total comprehensive income                                                                 3,080
  Cash dividends paid                 --           --     (1,770)        --        --         (1,770)
  Stock based compensation expense    --           25         --         --        --             25
  Adoption of FAS 159                 --           --        650         --        --            650
                               ----------------------------------------------------------------------
Balance at December 31, 2008     $ 1,479       16,509    175,140    (38,418)     (313)       154,397
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)




                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                            2008         2007
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  3,648        1,869
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                441          447
  Amortization and accretion, net                          (1,078)        (265)
  Loss from investment in LLCs                                 48           64
  Impairment recovery on mortgage
    servicing rights                                          (23)         (37)
  Gain from loans receivable held for sale                 (4,743)      (1,602)
  Provision for loan losses                                   250          700
  Provision for loss on real estate owned                     250          550
  Origination of loans receivable held for sale          (242,682)    (159,722)
  Sale of loans receivable held for sale                  239,017      165,788
  Stock based compensation - stock options                     25           26
Changes in:
  Net fair value of loan-related commitments                  432          220
  Accrued interest receivable                                 215          583
  Accrued expenses and other liabilities and
    income taxes payable                                      422          810
                                                          ----------------------
Net cash provided by (used in) operating activities        (3,778)       9,431

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                            5           11
    Available for sale                                      4,831        5,568
  Principal repayments of mortgage loans receivable
    held for investment                                    41,866       97,172
  Principal repayments of other loans receivable            1,501        1,362
  Loan origination - mortgage loans receivable
    held for investment                                   (53,982)    (140,298)
  Loan origination - other loans receivable                  (948)      (1,566)
  Proceeds from sale (purchase) of Federal Home
    Loan Bank stock                                         2,403       (3,738)
  Proceeds from sale of real estate owned                   1,702        2,114
  Purchases of premises and equipment, net                   (114)        (121)
  Investment in LLCs                                         (373)        (767)
  Other                                                      (194)         392
                                                          ----------------------
Net cash used in investing activities                      (3,303)     (39,871)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Three months ended
                                                                December 31,
                                                          ----------------------
                                                            2008         2007
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                             65,757      (53,385)
  Proceeds from advances from Federal Home Loan Bank      105,000      108,000
  Repayment on advances from Federal Home Loan Bank      (159,000)     (30,000)
  Cash dividends paid                                      (1,770)      (1,770)
  Change in escrows                                        (5,045)      (5,221)
                                                          ----------------------
Net cash provided by financing activities                   4,942       17,624
                                                          ----------------------
Net decrease in cash and cash equivalents                  (2,139)     (12,816)
Cash and cash equivalents at beginning of the period       21,735       26,050
                                                          ----------------------
Cash and cash equivalents at end of period               $ 19,596       13,234
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  2,771           34
  Cash paid for interest                                   11,409       14,713

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  6,391        1,237
    Conversion of real estate owned to loans receivable        --        1,669










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The condensed consolidated balance sheet of the Company as of September 30, 2008, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2008, have remained unchanged from September 30, 2008. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2008.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended
                                             ----------------------
                                               12/31/08   12/31/07
                                             ----------------------
Net income (in thousands)                     $  3,648      1,869

Average common shares outstanding            7,867,614  7,867,614
Average common share stock options
  outstanding                                       --     95,639
                                             ----------------------
Average diluted common shares                7,867,614  7,963,253

Earnings per share:
   Basic                                      $   0.46       0.24
   Diluted                                        0.46       0.23





     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

     At December 31, 2008, options to purchase 72,038 shares of the Company's stock were outstanding. These options were not included in the calculated of diluted earnings per share, as they were considered anti-dilutive.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                        December 31, 2008
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     127       --         1         126
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           7,147       --        67       7,080
FHLMC participation
  certificates:
    - fixed rate                  698       --        21         677
    - adjustable rate          46,630       --       420      46,210
                            ------------------------------------------
     Total                  $  54,602       --       509      54,093
                            ===========================================



(4) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                        December 31, 2008
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     72         5         --           77
FNMA pass-through
  certificates:
    Fixed rate                   12        --         --           12
    Balloon maturity and
      adjustable rate            46        --         --           46
                            -------------------------------------------
      Total                $    130         5         --          135
                            ===========================================

(5) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                      December 31,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  385,020
      Business properties                                477,712
      Partially guaranteed by VA or
        insured by FHA                                     3,642
    Construction and development                         375,563
                                                       ----------
       Total mortgage loans                            1,241,937
  Commercial loans                                       109,182
  Installment loans to individuals                        14,366
                                                       ----------
    Total loans held for investment                    1,365,485
  Less:
    Undisbursed loan funds                               (56,246)
    Unearned discounts and fees and costs
      on loans, net                                       (8,376)
                                                       ----------
     Net loans held for investment                    $1,300,863
                                                       ==========


                                                      December 31,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 106,761
    Less:
      Undisbursed loan funds                             (32,992)
                                                       ----------
        Net loans held for sale                        $  73,769
                                                       ==========

     Included in the loans receivable balances at December 31, 2008, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $61,000. Loans and participations serviced for others amounted to approximately $62.8 million at December 31, 2008.

     The following table presents the activity in the allowance for losses on loans for the period ended December 31, 2008. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2008               $ 13,807
     Provisions                                    250
     Charge-offs                                  (988)
     Recoveries                                      2
                                                --------
     Balance at December 31, 2008            $  13,071
                                                ========

(6) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                      December 31,
                                                          2008
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 10,143
Less:  allowance for losses                                (828)
                                                       ----------
   Total                                               $  9,315
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.


(7) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2008. Dollar amounts are expressed in thousands.

     Balance at October 1, 2008               $    716
     Additions:
        Impairment recovery                         23
     Reductions:
        Amortization                              (268)
                                                --------
     Balance at December 31, 2008             $    471
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

(9) INCOME TAXES

     Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). As of December 31, 2008, the Company's liability for unrecognized tax benefits of $850,000 included $149,000 of related interest and penalties. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

     The Company's unrecognized tax benefit is expected to decrease in the next twelve months as a result of the settlements with various taxing authorities.

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





Three months ended                     Mortgage     Other and
December 31, 2008            Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 10,882        --         (300)          10,582
Provision for loan losses       250        --           --              250
Other income                    (26)    5,971         (746)           5,199
General and administrative
  expenses                    4,848     5,012         (261)           9,599
Income tax expense (benefit)  2,216       369         (301)           2,284
                            ---------------------------------------------------
    Net income             $  3,542       590         (484)           3,648
                            ===================================================





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
                            ===================================================

(11) FAIR VALUE OPTION

     On October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.

     In accordance with FAS 159, the Company has elected to measure loans held for sale at fair value. This portfolio is made up entirely of mortgage loans held for immediate sale with servicing released. Such loans are sold prior to origination at a contracted price to outside investors on a best-efforts basis (i.e., the loan becomes mandatorily deliverable to the investor only when, and if, it closes) and remain on the Company's balance sheet for a very short period of time, typically less than one month. It is management's opinion, given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination. Management believes that measuring these loans at fair value appropriately matches commission-based mortgage banking compensation expense related to their origination with the revenue created by their sale.

     The Company elected the fair value option for the following item (in thousands):

                            Balance Sheet                 Balance Sheet
                          Prior to Adoption   Gain Upon   After Adoption
                               10/1/08         Adoption       10/1/08
                            --------------------------------------------
Loans held for sale          $ 64,030           1,058         65,088
                            ============================================

Pre-tax cumulative effect of
  Adoption                                    $ 1,058
Decrease in deferred tax asset                   (408)
                                                ------
Cumulative effect of adoption                 $   650
                                                ======


     The difference between the aggregate fair value and the aggregate unpaid principal balance of these loans was $1.9 million at December 31, 2008. Interest income on loans held for sale is included in interest on loans receivable in the accompanying statements of income.



(12) FAIR VALUE MEASUREMENTS

     On October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FAS 157 identifies three primary measurement techniques: the market approach, the income approach, and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuations or techniques to convert future amounts, such as cash flows or earnings, to a single present amount. The cost approach is based on the amount that currently would be required to replace the service capability of an asset.

     FAS 157 establishes a fair value hierarchy and prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The maximization of observable inputs and the minimization of the use of unobservable inputs are required. Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date. The three levels within the fair value hierarchy are characterized as follows:

   - Level 1 - Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  - Level 2 - Inputs other than quoted prices included with Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

  - Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company's own assumptions about what market participants would use to price the asset or liability. These inputs may include internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

     The Company measures certain financial assets and liabilities at fair value in accordance with FAS 157. These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.

     The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Available for sale securities

     Mortgage-backed available for sale securities are valued using industry-standard pricing models that consider assumptions, including market yield and prepayment speeds. These measurements are classified as Level 2.

Loans held for sale

     Loans held for sale are valued using estimated future cash flows expected to be received by the Company, typically within less than one month. This measurement is classified as Level 2 within the hierarchy.

Mortgage Servicing Rights

     Mortgage servicing rights do not trade in an active market with readily observable market prices. Therefore, fair value is assessed using a valuation model that calculates the discounted cash flow using assumption such as estimates of prepayment speeds, market discount rates, servicing fee income, and cost of servicing. These measurements are classified as Level 3. Mortgage servicing rights are carried on the Company's books at fair value and are amortized over the period of net servicing income. Additionally, they are evaluated for impairment monthly.

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at December 31, 2008 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Mortgage-backed securities
    available for sale      $  54,093          --           54,093             --
  Loans held for sale          73,769          --           73,769             --
  Mortgage servicing rights       471          --               --            471
                            -------------------------------------------------------
Total assets                $ 128,333          --          127,862            471
                            =======================================================






     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):





                                        Mortgage
                                       Servicing
                                        Rights
                                      -----------
Asset balance at October 1, 2008     $     716
Total realized and unrealized
  gains (losses):
    Included in net income                (245)
    Included in other comprehensive
      income                                --
Purchases, issuances, and settlements       --
Transfers in (out) of Level 3               --
                                      -----------
Asset balance at December 31, 2008    $     471
                                      ===========






     Realized and unrealized gains and losses noted in the table above and included in net income for the period ended December 31, 2008, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Recovery
                             Servicing    on Mortgage
                               Fees     Servicing Rights
                           ------------------------------
Total gains (losses)       $   (268)              23
                           ==============================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --
                           ==============================


     The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Impaired loans

     Loans for which it is probable that the Company will not collect principal and interest due according to contractual terms are measured for impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or, where the loan is determined not to be collateral dependent, using the discounted cash flows.

     If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and other internal assessments of value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loans effective interest rate. Impaired loans are classified within Level 3 of the fair value hierarchy.

    The carrying value of impaired loans was $4.9 million at December
31, 2008.

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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2008, were $1,526.5 million, an increase of $9.7 million from September 30, 2008, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2008, the Bank originated and purchased $242.7 million in mortgage loans held for sale, $54.0 million in mortgage loans held for investment, and $948,000 in other loans. This total of $297.6 million in loans compares to $301.6 million in loans originated and purchased during the three months ended December 31, 2007.

     Loans held for sale as of December 31, 2008 were $73.8 million, and consisted entirely of mortgage loans held for sale with servicing released. As of October 1, 2008, the Company elected to carry loans held for sale are at fair value, as permitted under FAS 159.

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


                              12/31/08     9/30/08     12/31/07
                            -------------------------------------
Asset Classification:
   Substandard               $ 36,513       34,320       11,364
   Doubtful                        --           --           --
   Loss                         1,231        1,442          791
                            -------------------------------------
                               37,744       35,762       12,155
Allowance for losses on
  loans and real estate
  owned                       (13,899)     (14,476)      (9,130)
                            -------------------------------------
                             $ 23,845       21,286        3,025
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             12/31/08      9/30/08       12/31/07
                           ----------------------------------------
Total Assets              $ 1,526,454    1,516,761      1,528,729
                           ========================================

Non-accrual loans         $    15,297       35,075          7,998
Troubled debt
  restructurings                   --           --             --
Net real estate and
  other assets acquired
  through foreclosure           9,315        6,038          3,439
                           ----------------------------------------
     Total                $    24,612       41,113         11,437
                           ========================================
Percent of total assets         1.61%        2.71%          0.75%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $65.9 million during the three months ended December 31, 2008. The weighted average rate on customer and brokered deposits as of December 31, 2008, was 3.26%, a decrease from 4.21% as of December 31, 2007.

     Advances from the FHLB were $496.1 million as of December 31, 2008, a decrease of $54.0 million from September 30, 2008. During the three-month period, the Bank borrowed $105.0 million of new advances and repaid $159.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of December 31, 2008. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $4.7 million as of December 31, 2008, a decrease of $5.0 million from September 30, 2008. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2008.

     Total stockholders' equity as of December 31, 2008, was $154.4 million (10.1% of total assets). This compares to $152.4 million (10.0% of total assets) at September 30, 2008. On a per share basis, stockholders' equity was $19.62 on December 31, 2008, compared to $19.37 on September 30, 2008.

     The Company paid cash dividends on its common stock of $0.225 per share on November 28, 2008. Subsequent to the quarter ended December 31, 2008, the Company announced a cash dividend of $0.225 per share to be paid on February 27, 2009, to stockholders of record as of February 6, 2009.

     Total stockholders' equity as of December 31, 2008, includes an unrealized loss of $313,000 net of deferred income taxes, on available for sale securities. This amount is reflected in the line item
"Accumulated other comprehensive loss."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Three months ended
                           ------------------------
                            12/31/08      12/31/07
                           ------------------------
Return on assets              0.96%         0.49%
Return on equity              9.51%         5.00%
Equity-to-assets ratio       10.11%         9.79%
Dividend payout ratio        48.52%        94.70%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2008 and 2007.

     For the three months ended December 31, 2008, the Company had net income of $3,648,000 or $0.46 per share. This compares to net income of 1,869,000 or $0.24 per share for the quarter ended December 31, 2007.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2008 and 2007. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.



                                  Three months ended 12/31/08   As of
                                  --------------------------- 12/31/08
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,341,684    22,219   6.62%    6.14%
  Mortgage-backed securities        56,639       545   3.85%    4.20%
  Securities                        25,098       104   1.66%    3.01%
  Bank deposits                     44,364        87   0.78%    0.01%
                                 --------------------------------------
    Total earning assets         1,467,785    22,955   6.26%    6.00%
                                            ---------------------------
Non-earning assets                  64,117
                                 ----------
      Total                     $1,531,902
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 163,499       420   1.03%    0.80%
  Customer and brokered
    certificates of deposit        656,030     6,479   3.95%    3.87%
  FHLB Advances                    522,146     5,161   3.95%    3.33%
  Subordinated debentures           25,000       313   5.01%    5.12%
                                 --------------------------------------
    Total costing liabilities    1,366,675    12,373   3.62%    3.32%
                                            ---------------------------
Non-costing liabilities             12,287
Stockholders' equity               152,940
                                 ----------
      Total                     $1,531,902
                                 ==========
Net earning balance             $  101,110
                                 ==========
Earning yield less costing rate                        2.64%    2.68%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,467,785    10,582   2.88%
                                 ============================




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






                                       Three months ended December 31, 2008, compared to
                                             three months ended December 31, 2007
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (2,100)        (234)         39      (2,295)
  Mortgage-backed securities                  93         (191)        (27)       (125)
  Securities                                (192)          (3)          2        (193)
  Bank deposits                              (51)         376        (302)         23
                                        -----------------------------------------------
Net change in interest income             (2,250)         (52)       (288)     (2,590)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (1,797)         125         (42)     (1,714)
  FHLB Advances                           (1,221)         (38)          8      (1,251)
  Subordinated debentures                   (118)          --          --        (118)
                                        -----------------------------------------------
Net change in interest expense            (3,136)          87         (34)     (3,083)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $     886         (139)       (254)        493
                                        ===============================================





      Net interest margin before loan loss provision for the three months ended December 31, 2008, increased $493,000 from the same period in the prior year. Specifically, interest income decreased $2.6 million, which was offset by a $3.1 million decrease in interest expense for the period. Interest on loans decreased $2.3 million as the result of a 62 basis point decrease in the average yield and a $12.9 decrease in the average balance of loans receivable outstanding during the period. Interest on mortgage-backed securities decreased $125,000 due primarily to a $22.6 million decrease in the average balance of such securities. Interest on investment securities decreased $193,000 due primarily to a 303 basis point decrease in the average yield earned on such securities. Interest expense on customer and brokered deposit accounts decreased $1.7 million due primarily to a 95 basis point decrease in the average rate paid on such interest-costing liabilities. Interest expense on FHLB advances decreased $1.3 million primarily as the result of a 93 basis point decrease in the average rate paid on such liabilities. Interest expense on subordinated debentures decreased $118,000 due to a 189 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $250,000 during the quarter ended December 31, 2008, due primarily to increases in commercial real estate and residential construction and development loans classified as special mention. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 40.0% of total classified assets at December 31, 2008, 36.8% at September 30, 2008, and 75.1% at December 31, 2007.

     Management believes that the allowance for losses on loans and real estate owned is adequate. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.

OTHER INCOME
     Other income for the three months ended December 31, 2008, increased $2.9 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $3.1 million due to increased mortgage banking volume during the period. Provision for loss on real estate owned decreased $300,000 due to a decrease in charge-offs of foreclosed assets held for sale during the quarter. Customer service fees and charges increased $102,000 due to an increase in miscellaneous loan origination fees resulting from the increase in mortgage banking volume. These increases were offset by a $158,000 decrease in loan servicing fees due an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the period. In addition, other income decreased $460,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to decreases in loan prepayment penalties and official check processing fee income.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2008, increased $961,000 from the same period in the prior year. Specifically, compensation, fringe benefits, and commission-based mortgage banking compensation increased $844,000 due primarily to an increase in mortgage banking volume for the period. Advertising and business promotion expense increased $268,000 resulting from an increase in mortgage banking volume for the quarter. These increases were partially offset by a $96,000 decrease in premises and equipment expense resulting primarily from a decrease in rent and maintenance costs related to the continued consolidation of loan origination offices in fiscal 2008.


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


REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2008, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2008, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2008                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 155,448
Adjustment for regulatory capital:
  Intangible assets                                    (2,746)
  Disallowed portion of servicing assets
    and deferred tax assets                            (6,281)
  Reverse the effect of SFAS No. 115                      313
                                                     ---------
    Tangible capital                                  146,734
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     146,734
  Qualifying general valuation allowance               11,840
                                                     ---------
       Risk-based capital                           $ 158,574
                                                     =========



                                                                 As of December 31, 2008
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 158,574     12.2%       103,703      >=8%      129,628     >=10%
Core capital to adjusted tangible assets    146,734      9.8%        59,811      >=4%       74,764      >=5%
Tangible capital to tangible assets         146,734      9.8%        22,429     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      146,734     11.3%            --        --       77,777      >=6%





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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2008, the Bank had $101.6 million available in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At December 31, 2008, the Bank has $127.1 million in brokered deposits, and it could purchase up to $278.7 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2008.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2008.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 9, 2009                           By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 9, 2009                           By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19