Form 10-Q
period 2009-03-31
NASB FINANCIAL INC
filed 2009-05-08
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2009

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

                                           Yes  X        No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                           Yes           No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a small reporting company. See definition of "accelerated filer", "large accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer           Accelerated filer    X

Non-accelerated filer      Small reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of May 6, 2009, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                           March 31,      September 30,
                                              2009            2008
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $     9,668         21,735
Securities available for sale, at
  fair value                                  36,925             35
Stock in Federal Home Loan Bank, at cost      26,640         26,284
Mortgage-backed securities:
  Available for sale, at fair value           51,762         59,889
  Held to maturity, at cost                      126            135
Loans receivable:
  Held for sale, at fair value at
    March 31, 2009, and at lower
    of amortized cost or fair value
    at September 30, 2008                     71,688         64,030
  Held for investment, net                 1,298,176      1,294,297
Allowance for loan losses                    (13,050)       (13,807)
Accrued interest receivable                    6,603          6,886
Foreclosed assets held for sale, net           9,901          6,038
Premises and equipment, net                   13,970         14,599
Investment in LLCs                            21,059         20,683
Mortgage servicing rights, net                   416            716
Deferred income tax asset, net                 6,049          6,293
Other assets                                   9,815          8,948
                                           ----------     ----------
                                         $ 1,549,748      1,516,761
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   712,983        691,615
  Brokered deposit accounts                  153,967         77,764
  Advances from Federal Home Loan Bank       479,059        550,091
  Subordinated debentures                     25,774         25,774
  Escrows                                      7,342          9,776
  Income taxes payable                         3,201          4,002
  Liability for unrecognized tax benefit         850            850
  Accrued expenses and other liabilities       8,883          4,477
                                           ----------     ----------
      Total liabilities                    1,392,059      1,364,349
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at March 31, 2009, and
    September 30, 2008                         1,479          1,479
  Additional paid-in capital                  16,533         16,484
  Retained earnings                          178,101        172,612
  Treasury stock, at cost; 1,989,498
    shares at March 31, 2009, and
    at September 30, 2008                    (38,418)       (38,418)
  Accumulated other comprehensive
    income (loss)                                 (6)           255
                                           ----------     ----------
      Total stockholders' equity             157,689        152,412
                                           ----------     ----------
                                         $ 1,549,748      1,516,761
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2009         2008          2009         2008
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                   $ 20,898       23,043        43,117       47,557
Interest on mortgage-backed securities              498          644         1,043        1,314
Interest and dividends on securities                357          295           461          592
Other interest income                                 5           32            92           96
                                               ---------    ---------     ---------    ---------
  Total interest income                          21,758       24,014        44,713       49,559
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             6,398        8,198        13,297       16,811
Interest on advances from FHLB                    4,131        6,419         9,292       12,831
Interest on subordinated debentures                 223          345           536          776
                                               ---------    ---------     ---------    ---------
  Total interest expense                         10,752       14,962        23,125       30,418
                                               ---------    ---------     ---------    ---------
    Net interest income                          11,006        9,052        21,588       19,141
Provision for loan losses                         1,000          700         1,250        1,400
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                            10,006        8,352        20,338       17,741
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          (20)         (69)         (232)        (123)
  Impairment recovery on mortgage
       servicing rights                              18           24            41           61
  Customer service fees and charges               1,740        1,423         3,137        2,718
  Provision for loss on real estate owned            --         (300)         (250)        (850)
  Gain on sale of securities available
       for sale                                      --          122            --          122
  Gain from sale of loans receivable
       held for sale                              5,502        4,103        10,245        5,705
  Other                                           1,990           87         1,488           45
                                               ---------    ---------     ---------    ---------
    Total other income                            9,230        5,390        14,429        7,678
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,266        3,872         8,127        7,612
  Commission-based mortgage banking compensation  3,435        2,062         5,623        3,527
  Premises and equipment                          1,096        1,046         2,063        2,109
  Advertising and business promotion              1,098          934         2,394        1,962
  Federal deposit insurance premiums                 37           24            71           47
  Other                                           1,612        1,207         2,865        2,526
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    11,544        9,145        21,143       17,783
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              7,692        4,597        13,624        7,636
Income tax expense                                2,961        1,791         5,245        2,961
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 4,731        2,806         8,379        4,675
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.60         0.36          1.06         0.59
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.60         0.35          1.06         0.59
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,867,614     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock  income (loss)    equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2008       $ 1,479       16,484    172,612    (38,418)      255        152,412
  Comprehensive income:
    Net income                        --           --      8,379         --        --          8,379
    Other comprehensive income (loss),
      net of tax:
       Unrealized gain on securities  --           --         --         --      (261)          (261)
         available for sale                                                                  -------
    Total comprehensive income                                                                 8,118
  Cash dividends paid                 --           --     (3,540)        --        --         (3,540)
  Stock based compensation expense    --           49         --         --        --             49
  Adoption of FAS 159                 --           --        650         --        --            650
                               ----------------------------------------------------------------------
Balance at March 31, 2009        $ 1,479       16,533    178,101    (38,418)       (6)       157,689
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)




                                                             Six months ended
                                                                March 31,
                                                          ----------------------
                                                             2009        2008
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  8,379        4,675
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                880          901
  Amortization and accretion, net                          (2,295)        (541)
  Gain on sale of securities available for sale                --         (122)
  Loss from investment in LLCs                                 19           86
  Impairment recovery on mortgage
    servicing rights                                          (41)         (61)
  Gain from loans receivable held for sale                (10,245)      (5,705)
  Provision for loan losses                                 1,250        1,400
  Provision for loss on real estate owned                     250          850
  Origination of loans receivable held for sale          (649,904)    (397,782)
  Sale of loans receivable held for sale                  653,822      399,067
  Stock based compensation - stock options                     49           48
Changes in:
  Net fair value of loan-related commitments               (1,428)         354
  Accrued interest receivable                                 283        1,470
  Accrued expenses and other liabilities and
    income taxes payable                                    3,933         (980)
                                                          ----------------------
Net cash provided by operating activities                   4,952        3,660

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                            9           26
    Available for sale                                      8,133        9,950
  Principal repayments of mortgage loans receivable
    held for investment                                   142,283      158,139
  Principal repayments of other loans receivable            2,971        3,830
  Maturity of investment securities available for sale          5            4
  Loan origination - mortgage loans receivable
    held for investment                                  (153,770)    (212,114)
  Loan origination - other loans receivable                (2,299)      (3,661)
  Purchase of mortgage loans receivable held for
    investment                                               (580)        (128)
  Purchase of Federal Home Loan Bank stock                   (356)      (3,955)
  Purchase of investment securities available for sale    (37,252)          --
  Proceeds from sale of securities available for sale          --          122
  Proceeds from sale of real estate owned                   3,935        2,711
  Purchases of premises and equipment, net                   (251)        (261)
  Investment in LLCs                                         (395)        (774)
  Other                                                       183          639
                                                          ----------------------
Net cash used in investing activities                     (37,384)     (45,472)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                             2009        2008
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                             97,339      (39,358)
  Proceeds from advances from Federal Home Loan Bank      193,000      188,000
  Repayment on advances from Federal Home Loan Bank      (264,000)    (108,000)
  Cash dividends paid                                      (3,540)      (3,540)
  Change in escrows                                        (2,434)      (2,756)
                                                          ----------------------
Net cash provided by financing activities                  20,365       34,346
                                                          ----------------------
Net decrease in cash and cash equivalents                 (12,067)      (7,466)
Cash and cash equivalents at beginning of the period       21,735       26,050
                                                          ----------------------
Cash and cash equivalents at end of period               $  9,668       18,584
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  6,041        2,205
  Cash paid for interest                                   21,446       31,434

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 10,736        5,506
    Conversion of real estate owned to loans receivable       383        2,134










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The condensed consolidated balance sheet of the Company as of September 30, 2008, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2009, have remained unchanged from September 30, 2008. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2008.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECENTLY ISSUED ACCOUNTING STANDARDS

     On April 9, 2009, the FASB issued FSP FAS 107-1 which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, (effective June 30, 2009, for the Company).

     On April 9, 2009, the FASB issued FSP FAS 115-2 which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Company). Management does not anticipate that this FSP will have a material impact on the Company's consolidated financial statements.

     On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 "Fair Value Measurement" ("SFAS 157") when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Company), and should be applied prospectively. Management does not anticipate that this FSP will have a material impact on the Company's consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities," ("SFAS No. 161"). This statement establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. This statement is effective at the beginning of the first interim period beginning after November 15, 2008, or January 1, 2009 for the Company. The Company's disclosures about derivative instruments and hedging activities reflect the adoption of this statement.


(3) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/09    3/31/08        3/31/09    3/31/08
                                             ----------------------    ----------------------
Net income (in thousands)                     $  4,731      2,806          8,379      4,675

Average common shares outstanding            7,867,614  7,867,614      7,867,614  7,867,614
Average common share stock options
  outstanding                                       --    118,160             --    105,435
                                             ----------------------    ----------------------
Average diluted common shares                7,867,614  7,985,774      7,867,614  7,973,049

Earnings per share:
   Basic                                      $   0.60       0.36           1.06       0.59
   Diluted                                        0.60       0.35           1.06       0.59




     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

     At March 31, 2009, options to purchase 72,038 shares of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share, as they were considered anti-dilutive.


(4) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2009
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Debt securities             $  37,395      259      (759)     36,895
Municipal securities               30       --        --          30
                            ------------------------------------------
     Total                  $  37,425      259      (759)      36,925
                            ===========================================

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.

                                         March 31, 2009
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     123       --        --         123
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           6,674       54        --       6,728
FHLMC participation
  certificates:
    - fixed rate                  630        1        (1)        630
    - adjustable rate          43,844      437        --      44,281
                            ------------------------------------------
     Total                  $  51,271      492        (1)     51,762
                            ===========================================


(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity. Dollar amounts are expressed in thousands.

                                         March 31, 2009
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     70         5         --           75
FNMA pass-through
  certificates:
    Fixed rate                   11        --         --           11
    Balloon maturity and
      adjustable rate            45        --         --           45
                            -------------------------------------------
      Total                $    126         5         --          131
                            ===========================================


(7) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                       March 31,
                                                          2009
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  373,666
      Business properties                                474,082
      Partially guaranteed by VA or
        insured by FHA                                     3,442
    Construction and development                         357,176
                                                       ----------
       Total mortgage loans                            1,208,366
  Commercial loans                                       129,495
  Installment loans to individuals                        14,249
                                                       ----------
    Total loans held for investment                    1,352,110
  Less:
    Undisbursed loan funds                               (45,431)
    Unearned discounts and fees and costs
      on loans, net                                       (8,503)
                                                       ----------
     Net loans held for investment                    $1,298,176
                                                       ==========

                                                       March 31,
                                                          2009
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 123,483
    Less:
      Undisbursed loan funds                             (51,795)
                                                       ----------
        Net loans held for sale                        $  71,688
                                                       ==========


     Included in the loans receivable balances at March 31, 2009, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $57,000. Loans and participations serviced for others amounted to approximately $100.8 million at March 31, 2009.

     The following table presents the activity in the allowance for losses on loans for the period ended March 31, 2009. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2008               $  13,807
     Provisions                                   1,250
     Charge-offs                                 (2,011)
     Recoveries                                       4
                                                --------
     Balance at March 31, 2009               $   13,050
                                                ========


(8) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                       March 31,
                                                          2009
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 10,364
Less:  allowance for losses                                (463)
                                                       ----------
   Total                                               $  9,901
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.

(9) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2009. Dollar amounts are expressed in thousands.


     Balance at October 1, 2008               $    716
     Additions:
        Impairment recovery                         41
     Reductions:
        Amortization                              (341)
                                                --------
     Balance at March 31, 2009                $    416
                                                ========


(10) SUBORDINATED DEBENTURES

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


(11) INCOME TAXES

     Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). As of March 31, 2009, the Company's liability for unrecognized tax benefits of $850,000 included $149,000 of related interest and penalties. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

     The Company's unrecognized tax benefit is expected to decrease in the next twelve months as a result of the settlements with various taxing authorities.

     The Company's federal and state income tax returns for fiscal years 2005 through 2007 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

(12) SEGMENT INFORMATION

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





Three months ended                     Mortgage     Other and
March 31, 2009               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 11,216        --         (210)          11,006
Provision for loan losses     1,000        --           --            1,000
Other income                  1,702     7,876         (348)           9,230
General and administrative
  expenses                    4,803     6,881         (140)          11,544
Income tax expense (benefit)  2,739       383         (161)           2,961
                            ---------------------------------------------------
    Net income             $  4,376       612         (257)           4,731
                            ===================================================





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
                            ===================================================




Six months ended                       Mortgage     Other and
March 31, 2009               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 22,098        --         (510)          21,588
Provision for loan losses     1,250        --           --            1,250
Other income                  1,674    13,847       (1,092)          14,429
General and administrative
  expenses                    9,652    11,893         (402)          21,143
Income tax expense (benefit)  4,955       752         (462)           5,245
                            ---------------------------------------------------
    Net income             $  7,915     1,202         (738)           8,379
                            ===================================================




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


(13) FAIR VALUE OPTION

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
                                                ======


     The difference between the aggregate fair value and the aggregate unpaid principal balance of these loans was $1.0 million at March 31, 2009. Interest income on loans held for sale is included in interest on loans receivable in the accompanying statements of income.


(14) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. Such commitments to originate and sell loans on a best efforts basis are considered derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149. These statements require the Company to recognize all derivative instruments in the balance sheet and to measure those
instruments at fair value.   As a result of marking to market
commitments to originate loans, the Company recorded a decrease in other assets of $354,000, an increase in other liabilities of $94,000, and a decrease in other income of $448,000 for the quarter ended March 31, 2009. The Company recorded a decrease in other assets of $309,000, an increase in other liabilities of $120,000, and a decrease in other income of $429,000 for the six month period ended March 31, 2009.

     Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $1.4 million, a decrease in other liabilities of $916,000, and an increase in other income of $2.3 million during the quarter ended March 31, 2009. The Company recorded an increase in other assets of $1.4 million, a decrease in other liabilities of $449,000, and an increase in other income of $1.9 million sale during the six month period ended March 31, 2009.

     The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2009, is disclosed in Footnote 15, Fair Value Measurements.

(15) FAIR VALUE MEASUREMENTS

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

Available for sale securities

     Securities available for sale consist of corporate debt securities and are valued using quoted market prices in an active market. This measurement is classified as Level 1 within the hierarchy.

     Mortgage-backed available for sale securities are valued using industry-standard pricing models that consider assumptions, including market yield and prepayment speeds. These measurements are classified as Level 2.

Loans held for sale

     Loans held for sale are valued using quoted market prices for loans with similar characteristics. This measurement is classified as Level 2 within the hierarchy.

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

Commitments to Originate Loans and Forward Sales Commitments

     Commitments to originate loans and forward sales commitments are valued using a valuation model which considers differences between current market interest rates and committed rates. The model also includes assumptions which estimate fall-out percentages for commitments to originate loans. These measurements use significant unobservable inputs and are classified as Level 3 within the hierarchy.

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at March 31, 2009 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities available for
    sale                    $  36,925      36,925               --             --
  Mortgage-backed securities
    available for sale         51,762          --           51,762             --
  Loans held for sale          71,688          --           71,688             --
  Mortgage servicing rights       416          --               --            416
  Commitments to originate
    loans                         275          --               --            275
  Forward sales commitments     1,580          --               --          1,580
                            -------------------------------------------------------
Total assets                $ 162,646      36,925          123,450          2,271
                            =======================================================

Liabilities:
  Commitments to originate
    loans                   $     377          --               --            377
  Forward sales commitments        41          --               --             41
                            -------------------------------------------------------
Total liabilities           $     418          --               --            418
                            =======================================================





     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):





                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Asset balance at October 1, 2008     $      716           327             (319)
Total realized and unrealized
  gains (losses):
    Included in net income                 (300)         (429)           1,858
    Included in other comprehensive
      income                                 --            --               --
Purchases, issuances, and settlements        --            --               --
Transfers in (out) of Level 3                --            --               --
                                      ---------------------------------------------
Asset balance at March 31, 2009       $     416          (102)           1,539
                                      =============================================



     Realized and unrealized gains and losses noted in the table above and included in net income for the period ended March 31, 2009, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Recovery
                             Servicing    on Mortgage       Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $   (341)              41        1,428
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
                           ========================================


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

    The carrying value of impaired loans was $4.9 million at March 31, 2009.



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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2009, were $1,549.7 million, an increase of $33.0 million from September 30, 2008, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2009, the Bank originated and purchased $650.0 million in mortgage loans held for sale, $154.4 million in mortgage loans held for investment, and $2.3 million in other loans. This total of $806.7 million in loans compares to $613.7 million in loans originated and purchased during the six months ended March 31, 2008.

     Loans held for sale as of March 31, 2009 were $71.7 million, and consisted entirely of mortgage loans held for sale with servicing released. As of October 1, 2008, the Company elected to carry loans held for sale are at fair value, as permitted under FAS 159.

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


                              3/31/09      9/30/08      3/31/08
                            -------------------------------------
Asset Classification:
   Substandard               $ 40,638       34,320       19,543
   Doubtful                        --           --           --
   Loss                         1,424        1,442          375
                            -------------------------------------
                               42,062       35,762       19,918
Allowance for losses on
  loans and real estate
  owned                       (13,513)     (14,476)      (9,544)
                            -------------------------------------
                             $ 28,549       21,286       10,374
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             3/31/09       9/30/08      3/31/08
                           ----------------------------------------
Total Assets              $ 1,549,748    1,516,761      1,547,377
                           ========================================

Non-accrual loans         $    18,249       35,075         13,033
Troubled debt
  restructurings                   --           --             --
Net real estate and
  other assets acquired
  through foreclosure           9,901        6,038          6,171
                           ----------------------------------------
     Total                $    28,150       41,113         19,204
                           ========================================
Percent of total assets         1.81%        2.71%          1.24%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $97.6 million during the six months ended March 31, 2009. The weighted average rate on customer and brokered deposits as of March 31, 2009, was 2.99%, a decrease from 3.91% as of March 31, 2008

     Advances from the FHLB were $479.1 million as of March 31, 2009, a decrease of $71.0 million from September 30, 2008. During the six-month period, the Bank borrowed $193.0 million of new advances and repaid $264.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of March 31, 2009. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $7.3 million as of March 31, 2009, a decrease of $2.4 million from September 30, 2008. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2008.

     Total stockholders' equity as of March 31, 2009, was $157.7 million (10.2% of total assets). This compares to $152.4 million (10.0% of total assets) at September 30, 2008. On a per share basis, stockholders' equity was $20.04 on March 31, 2009, compared to $19.37 on September 30, 2008.

     The Company paid cash dividends on its common stock of $0.225 per share on November 28, 2008, and February 27, 2009. Subsequent to the quarter ended March 31, 2009, the Company announced a cash dividend of $0.225 per share to be paid on May 29, 2009, to stockholders of record as of May 8, 2009.

     Total stockholders' equity as of March 31, 2009, includes an unrealized loss of $6,000 net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive loss."



RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Six months ended
                           ------------------------
                            3/31/09       3/31/08
                           ------------------------
Return on assets              1.09%         0.61%
Return on equity             10.81%         6.22%
Equity-to-assets ratio       10.18%         9.77%
Dividend payout ratio        42.25%        75.72%

RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2009 and 2008.

     For the three months ended March 31, 2009, the Company had net income of $4,731,000 or $0.60 per share. This compares to net income of $2,806,000 or $0.36 per share for the quarter ended March 31, 2008.

     For the six months ended March 31 2009, the Company had net income of $8,379,000 or $1.06 per share. This compares to net income of $4,675,000 or $0.59 per share for the six months ended March 31, 2008.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2009 and 2008. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.



                                   Six months ended 3/31/09    As of
                                  --------------------------- 3/31/09
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,352,788    43,117   6.37%    6.23%
  Mortgage-backed securities        54,548     1,043   3.82%    4.25%
  Securities                        38,300       461   2.41%    3.81%
  Bank deposits                     28,075        92   0.66%    0.01%
                                 --------------------------------------
    Total earning assets         1,473,711    44,713   6.07%    6.04%
                                            ---------------------------
Non-earning assets                  63,840
                                 ----------
      Total                     $1,537,551
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 164,315       755   0.92%    0.78%
  Customer and brokered
    certificates of deposit        667,973    12,542   3.76%    3.53%
  FHLB Advances                    513,565     9,292   3.62%    3.41%
  Subordinated debentures           25,000       536   4.29%    2.82%
                                 --------------------------------------
    Total costing liabilities    1,370,853    23,125   3.37%    3.14%
                                            ---------------------------
Non-costing liabilities             12,221
Stockholders' equity               154,477
                                 ----------
      Total                     $1,537,551
                                 ==========
Net earning balance             $  102,858
                                 ==========
Earning yield less costing rate                        2.70%    2.90%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,473,711    21,588   2.93%
                                 ============================




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






                                         Six months ended March 31, 2009, compared to
                                              six months ended March 31, 2008
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (4,096)        (438)         94      (4,440)
  Mortgage-backed securities                 154         (381)        (44)       (271)
  Securities                                (282)         289        (138)       (131)
  Bank deposits                              (76)         336        (264)         (4)
                                        -----------------------------------------------
Net change in interest income             (4,300)        (194)       (352)     (4,846)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (3,782)         392        (124)     (3,514)
  FHLB Advances                           (3,257)        (390)        108      (3,539)
  Subordinated debentures                   (240)          --          --        (240)
                                        -----------------------------------------------
Net change in interest expense            (7,279)           2         (16)     (7,293)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   2,979         (196)       (336)      2,447
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended March 31, 2009, increased $2.0 million from the same period in the prior year. Specifically, interest income decreased $2.2 million due primarily to a decrease in the average rate earned on interest-earning assets. The decrease in interest income was offset by a $4.2 million decrease in interest expense, which resulted primarily from a decrease in the average rate paid on interest-costing liabilities.

      Net interest margin before loan loss provision for the six months ended March 31, 2009, increased $2.4 million from the same period in the prior year. Specifically, interest income decreased $4.8 million, which was offset by a $7.3 million decrease in interest expense for the period. Interest on loans decreased $4.4 million as the result of a 60 basis point decrease in the average yield and a $12.6 million decrease in the average balance of loans receivable outstanding during the period. Interest on mortgage-backed securities decreased $271,000 due primarily to a $22.3 million decrease in the average balance of such securities. Interest expense on customer and brokered deposit accounts decreased $3.5 million due primarily to a 92 basis point decrease in the average rate paid on such interest-costing liabilities. Interest expense on FHLB advances decreased $3.5 million as the result of a 123 basis point decrease in the average rate paid on such liabilities and a $16.1 million decrease in the average balance of FHLB advances outstanding during the period. Interest expense on subordinated debentures decreased $240,000 due to a 192 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $1.0 million during the quarter ended March 31, 2009, due primarily to increases in loan charge offs related to the residential construction and development and commercial real estate loan portfolios. The Company recorded a provision for loan losses of $250,000 during the quarter ended December 31, 2008, due primarily to increases in commercial real estate and residential construction and development loans classified as special mention. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 32.1% of total classified assets at March 31, 2009, 40.5% at September 30, 2008, and 47.9% at March 31, 2008.

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

OTHER INCOME
     Other income for the three months ended March 31, 2009, increased $3.8 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $1.4 million due to increased mortgage banking volume during the period. Provision for loss on real estate owned decreased $300,000 due to a decrease in charge-offs of foreclosed assets held for sale during the quarter. Customer service fees and charges increased $317,000 due to an increase in miscellaneous loan origination fees resulting from the increase in mortgage banking volume. In addition, other income increased $1.9 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These increases were offset by a $122,000 decrease in gain on sale of securities available for sale, which resulted from the redemption of Visa, Inc. common stock during their initial public offering in March 2008.

     Other income for the six months ended March 31, 2009, increased $6.8 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $4.5 million due to increased mortgage banking volume during the period. Provision for loss on real estate owned decreased $600,000 due to a decrease in charge-offs of foreclosed assets held for sale during the period. Customer service fees and charges increased $419,000 due to an increase in miscellaneous loan origination fees resulting from the increase in mortgage banking volume. In addition, other income increased $1.4 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." These increases were offset by a $122,000 decrease in gain on sale of securities available for sale, which resulted from the redemption of Visa, Inc. common stock during their initial public offering in March 2008. In addition, loan servicing fees decreased $109,000 due primarily to an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the period.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2009, increased $2.4 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $394,000 due primarily to the addition of personnel in the Company's information technology, training, and loan servicing departments. Commission-based mortgage banking compensation increased $1.4 million due primarily to an increase in mortgage banking volume for the period. Advertising and business promotion expense increased $164,000 resulting from an increase in mortgage banking volume for the quarter. Additionally, other expense increased $405,000 due primarily to increases in legal fees related to the Company's lending operations.

     Total general and administrative expenses for the six months ended March 31, 2009, increased $3.4 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $515,000 due primarily to the addition of personnel in the Company's information technology, training, and loan servicing departments. Commission-based mortgage banking compensation increased $2.1 million due primarily to an increase in mortgage banking volume for the period. Advertising and business promotion expense increased $432,000 resulting from an increase in mortgage banking volume for the quarter. Additionally, other expense increased $339,000 due primarily to increases in legal fees related to the Company's lending operations.


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


     On February 27, 2009, the Federal Deposit Insurance Corporation
(FDIC) adopted an interim rule imposing a 20 basis point special assessment on the deposits of insured financial institutions as of June 30, 2009, to be collected on September 30, 2009. The interim rule also permits the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points. The interim rule was available for comment for thirty days, and a final rule is expected to be adopted in the near future.


REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2009, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2009, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2009                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 158,659
Adjustment for regulatory capital:
  Intangible assets                                    (2,724)
  Disallowed portion of servicing assets
    and deferred tax assets                            (6,085)
  Reverse the effect of SFAS No. 115                        6
                                                     ---------
    Tangible capital                                  149,856
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     149,856
  Qualifying general valuation allowance               11,626
                                                     ---------
       Risk-based capital                           $ 161,482
                                                     =========



                                                                 As of March 31, 2009
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 161,482     11.5%       112,042      >=8%      140,052     >=10%
Core capital to adjusted tangible assets    149,856      9.9%        60,730      >=4%       75,912      >=5%
Tangible capital to tangible assets         149,856      9.9%        22,774     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      149,856     10.7%            --        --       84,031      >=6%


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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2009, the Bank had $73.5 million available in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At March 31, 2009, the Bank has $154.0 million in brokered deposits, and it could purchase up to $258.2 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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


Item 2.   Changes in Securities
          None.


Item 3.   Defaults Upon Senior Securities
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
     The annual stockholder's meeting was held on January 27, 2009. The following persons were elected to NASB Financial Inc.'s Board of Directors for three-year terms:

                        Frederick V. Arbanas
                        Laura Brady
                        W. Russell Welsh

     The firm of BKD, LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2009.


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



                                              NASB Financial, Inc.
                                                  (Registrant)


May 8, 2009                                By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



May 8, 2009                                By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19