Form 10-Q
period 2009-06-30
NASB FINANCIAL INC
filed 2009-08-07
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2009

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 5, 2009, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            June 30,      September 30,
                                              2009            2008
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    12,862         21,735
Securities available for sale, at
  fair value                                  80,004             35
Stock in Federal Home Loan Bank, at cost      26,640         26,284
Mortgage-backed securities:
  Available for sale, at fair value           48,131         59,889
  Held to maturity, at cost                      123            135
Loans receivable:
  Held for sale, at fair value at
    June 30, 2009, and at lower
    of amortized cost or fair value
    at September 30, 2008                    119,930         64,030
  Held for investment, net                 1,273,950      1,294,297
Allowance for loan losses                    (16,229)       (13,807)
Accrued interest receivable                    6,986          6,886
Foreclosed assets held for sale, net          12,037          6,038
Premises and equipment, net                   13,651         14,599
Investment in LLCs                            21,105         20,683
Mortgage servicing rights, net                   445            716
Deferred income tax asset, net                 4,952          6,293
Other assets                                  10,543          8,948
                                           ----------     ----------
                                         $ 1,615,130      1,516,761
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   693,426        691,615
  Brokered deposit accounts                  246,749         77,764
  Advances from Federal Home Loan Bank       467,042        550,091
  Subordinated debentures                     25,774         25,774
  Escrows                                      8,074          9,776
  Income taxes payable                         2,562          4,002
  Liability for unrecognized tax benefit         850            850
  Accrued expenses and other liabilities       8,716          4,477
                                           ----------     ----------
      Total liabilities                    1,453,193      1,364,349
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 authorized; 9,857,112
    issued at June 30, 2009, and
    September 30, 2008                         1,479          1,479
  Additional paid-in capital                  16,557         16,484
  Retained earnings                          180,573        172,612
  Treasury stock, at cost; 1,989,498
    shares at June 30, 2009, and
    at September 30, 2008                    (38,418)       (38,418)
  Accumulated other comprehensive
    income                                     1,746            255
                                           ----------     ----------
      Total stockholders' equity             161,937        152,412
                                           ----------     ----------
                                         $ 1,615,130      1,516,761
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)




                                                 Three months ended          Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2009         2008          2009         2008
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                   $ 20,993       22,261        64,110       69,818
Interest on mortgage-backed securities              451          648         1,494        1,962
Interest and dividends on securities              1.081          232         1,542          824
Other interest income                                 2           47            94          143
                                               ---------    ---------     ---------    ---------
  Total interest income                          22,527       23,188        67,240       72,747
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             6,246        7,169        19,543       23,980
Interest on advances from FHLB                    3,920        5,866        13,212       18,697
Interest on subordinated debentures                 173          295           709        1,071
                                               ---------    ---------     ---------    ---------
  Total interest expense                         10,339       13,330        33,464       43,748
                                               ---------    ---------     ---------    ---------
    Net interest income                          12,188        9,858        33,776       28,999
Provision for loan losses                         4,000        1,600         5,250        3,000
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             8,188        8,258        28,526       25,999
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          112          172          (120)          51
  Impairment (loss) recovery on mortgage
       servicing rights                             (11)         (36)           30           23
  Customer service fees and charges               2,127        1,448         5,264        4,166
  Provision for loss on real estate owned            --         (400)         (250)      (1,250)
  Gain on sale of securities available
       for sale                                     548           --           548          122
  Gain from sale of loans receivable
       held for sale                              9,170        4,251        19,415        9,956
  Other                                             796        1,337         2,284        1,382
                                               ---------    ---------     ---------    ---------
    Total other income                           12,742        6,772        27,171       14,450
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                5,094        4,136        13,221       11,748
  Commission-based mortgage banking compensation  4,695        2,214        10,318        5,741
  Premises and equipment                            928        1,004         2,991        3,113
  Advertising and business promotion              1,079        1,144         3,473        3,106
  Federal deposit insurance premiums                843           23           914           70
  Other                                           1,393        1,387         4,258        3,913
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    14,032        9,908        35,175       27,691
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              6,898        5,122        20,522       12,758
Income tax expense                                2,656        1,512         7,901        4,473
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 4,242        3,610        12,621        8,285
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.54         0.46          1.60         1.05
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.54         0.45          1.60         1.04
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,867,614     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)



                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2008       $ 1,479       16,484    172,612    (38,418)      255        152,412
  Comprehensive income:
    Net income                        --           --     12,621         --        --         12,621
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --     1,491          1,491
         available for sale                                                                  -------
    Total comprehensive income                                                                14,112
  Cash dividends paid                 --           --     (5,310)        --        --         (5,310)
  Stock based compensation expense    --           73         --         --        --             73
  Adoption of FAS 159                 --           --        650         --        --            650
                               ----------------------------------------------------------------------
Balance at June 30, 2009         $ 1,479       16,557    180,573    (38,418)    1,746        161,937
                               ======================================================================





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)




                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2009        2008
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $ 12,621        8,285
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                              1,322        1,363
  Amortization and accretion, net                          (3,520)        (981)
  Gain on sale of securities available for sale              (548)        (122)
  Loss from investment in LLCs                                 54          119
  Impairment recovery on mortgage
    servicing rights                                          (30)         (23)
  Gain from loans receivable held for sale                (19,415)      (9,956)
  Provision for loan losses                                 5,250        3,000
  Provision for loss on real estate owned                     250        1,250
  Origination of loans receivable held for sale        (1,189,455)    (681,837)
  Sale of loans receivable held for sale                1,154,301      667,297
  Stock based compensation - stock options                     73           66
Changes in:
  Net fair value of loan-related commitments               (2,123)        (716)
  Accrued interest receivable                                (100)       1,514
  Accrued expenses and other liabilities and
    income taxes payable                                    3,051       (1,208)
                                                          ----------------------
Net cash used in operating activities                     (38,269)     (11,949)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                           13           48
    Available for sale                                     11,238       15,747
  Principal repayments of mortgage loans receivable
    held for investment                                   208,348      245,873
  Principal repayments of other loans receivable            4,279        8,806
  Maturity of investment securities available for sale          5            4
  Loan origination - mortgage loans receivable
    held for investment                                  (199,295)    (298,575)
  Loan origination - other loans receivable                (3,428)      (6,529)
  Purchase of mortgage loans receivable held for
    investment                                             (1,049)        (330)
  Purchase of Federal Home Loan Bank stock                   (356)      (3,888)
  Purchase of investment securities available for sale   (104,412)          --
  Proceeds from sale of securities available for sale      28,262          122
  Proceeds from sale of real estate owned                   6,086        4,202
  Purchases of premises and equipment, net                   (374)        (388)
  Investment in LLCs                                         (476)      (1,055)
  Other                                                       198          426
                                                          ----------------------
Net cash used in investing activities                     (50,961)     (35,537)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2009        2008
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                            170,369      (24,305)
  Proceeds from advances from Federal Home Loan Bank      319,000      324,000
  Repayment on advances from Federal Home Loan Bank      (402,000)    (236,650)
  Cash dividends paid                                      (5,310)      (5,311)
  Change in escrows                                        (1,702)      (2,080)
                                                          ----------------------
Net cash provided by financing activities                  80,357       55,654
                                                          ----------------------
Net (decrease) increase in cash and cash equivalents       (8,873)       8,168
Cash and cash equivalents at beginning of the period       21,735       26,050
                                                          ----------------------
Cash and cash equivalents at end of period               $ 12,862       34,218
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  9,336        5,078
  Cash paid for interest                                   32,072       45,287

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 15,716        8,413
    Conversion of real estate owned to loans receivable       391        2,499










See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the quarter and nine months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The condensed consolidated balance sheet of the Company as of September 30, 2008, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgements and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2009, have remained unchanged from September 30, 2008. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2008.

     Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.





                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/09    6/30/08        6/30/09    6/30/08
                                             ----------------------    ----------------------
Net income (in thousands)                     $  4,242      3,610         12,621      8,285

Average common shares outstanding            7,867,614  7,867,614      7,867,614  7,867,614
Average common share stock options
  outstanding                                       --    112,568             --    109,257
                                             ----------------------    ----------------------
Average diluted common shares                7,867,614  7,980,182      7,867,614  7,976,871

Earnings per share:
   Basic                                      $   0.54       0.46           1.60       1.05
   Diluted                                        0.54       0.45           1.60       1.04




     The dilutive securities included for each period presented above consist entirely of stock options granted to employees as incentive stock options under Section 442A of the Internal Revenue Code as amended.

     At June 30, 2009, options to purchase 72,038 shares of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share, as they were considered anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale. Dollar amounts are expressed in thousands.

                                         June 30, 2009
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Debt securities             $  77,113    2,866        (5)     79,974
Municipal securities               30       --        --          30
                            ------------------------------------------
     Total                  $  77,143    2,866        (5)     80,004
                            ===========================================


     During the quarter and nine month period ended June 30, 2009, the Company realized gross gains of $548,000 and no gross losses on the sale of securities available for sale.


     The following tables present a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at June 30, 2009. Dollar amounts are expressed in thousands.


                          ---------------------------------------------
                           Less Than 12 Months      12 Months or Longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Debt securities         $     1,524         5    $       --        --
                          =============================================


     The scheduled maturities of securities available for sale at June 30, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       5       --          --            5
Due from one to five years     45,262    1,136          --       46,398
Due from five to ten years     31,876    1,730          (5)      33,601
                            -------------------------------------------
     Total                  $  77,143    2,866          (5)      80,004
                            ===========================================

(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale. Dollar amounts are expressed in thousands.


                                         June 30, 2009
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     119       --        --         119
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           6,305       --       (16)      6,289
FHLMC participation
  certificates:
    - fixed rate                  583       16        --         599
    - adjustable rate          41,145       19       (40)     41,124
                            ------------------------------------------
     Total                  $  48,152       35       (56)     48,131
                            ===========================================


     There were no sales of mortgage-backed securities available for sale during quarter or nine month period ended June 30, 2009.

     The following tables present a summary of the fair value and gross unrealized losses of those mortgage-backed securities available for sale which had unrealized losses at June 30, 2009. Dollar amounts are expressed in thousands.


                          ---------------------------------------------
                           Less Than 12 Months      12 Months or Longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Pass-through certificates
   guaranteed by FNMA -
     adjustable rate       $   6,289         16    $      --        --
FHLMC participation
   certificates -
     adjustable rate          17,894         40           --        --
                          ---------------------------------------------
   Total                   $  24,183         56    $      --        --
                          =============================================


     The scheduled maturities of mortgage-backed securities available for sale at June 30, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from five to ten years  $     583       16          --          599
Due after ten years            47,569       19         (56)      47,532
                            -------------------------------------------
     Total                  $  48,152       35         (56)      48,131
                            ===========================================


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

                                         June 30, 2009
                            -------------------------------------------
                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------
FHLMC participation
  certificates:
    Balloon maturity and
      adjustable rate      $     68         2         --           70
FNMA pass-through
  certificates:
    Fixed rate                   11        --         --           11
    Balloon maturity and
      adjustable rate            44        --         --           44
                            -------------------------------------------
      Total                $    123         2         --          125
                            ===========================================


     The scheduled maturities of mortgage-backed securities held to maturity at June 30, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                       Gross        Gross    Estimated
                           Amortized  unrealized  unrealized    fair
                             cost       gains       losses      value
                          --------------------------------------------
Due from five to ten years $    84           2          --          86
Due after ten years             39          --          --          39
                         ---------------------------------------------
     Total                 $   123           2          --         125
                         =============================================


     Actual maturities of mortgage-backed securities held to maturity may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to call or prepay certain obligations.


(6) LOANS RECEIVABLE

     Loans receivable are as follows:

                                                        June 30,
                                                          2009
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  364,536
      Business properties                                470,502
      Partially guaranteed by VA or
        insured by FHA                                     3,521
    Construction and development                         348,312
                                                       ----------
       Total mortgage loans                            1,186,871
  Commercial loans                                       125,399
  Installment loans to individuals                        14,069
                                                       ----------
    Total loans held for investment                    1,326,339
  Less:
    Undisbursed loan funds                               (44,007)
    Unearned discounts and fees and costs
      on loans, net                                       (8,382)
                                                       ----------
     Net loans held for investment                    $1,273,950
                                                       ==========

                                                        June 30,
                                                          2009
                                                 ---------------------
                                                 (Dollars in thousands)
LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 178,007
    Less:
      Undisbursed loan funds                             (58,077)
                                                       ----------
        Net loans held for sale                        $ 119,930
                                                       ==========


     Included in the loans receivable balances at June 30, 2009, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $43,000. Loans and participations serviced for others amounted to approximately $99.8 million at June 30, 2009.

     The following table presents the activity in the allowance for losses on loans for the period ended June 30, 2009. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2008               $  13,807
     Provisions                                   5,250
     Charge-offs                                 (2,836)
     Recoveries                                       8
                                                --------
     Balance at June 30, 2009                $   16,229
                                                ========


(7) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following:

                                                        June 30,
                                                          2009
                                                 ---------------------
                                                 (Dollars in thousands)
Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 12,184
Less:  allowance for losses                                (147)
                                                       ----------
   Total                                               $ 12,037
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure minus any estimated selling costs (the "new basis"), and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.

(8) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2009. Dollar amounts are expressed in thousands.


     Balance at October 1, 2008               $    716
     Additions:
        Impairment recovery                         30
     Reductions:
        Amortization                              (301)
                                                --------
     Balance at June 30, 2009                 $    445
                                                ========


(9) SUBORDINATED DEBENTURES

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


(10) INCOME TAXES

     As of June 30, 2009, the Company's liability for unrecognized tax benefits of $850,000 included $149,000 of related interest and penalties. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

     The Company's liability for unrecognized tax benefit is expected to decrease in the next twelve months as a result of the settlements with various taxing authorities.

     The Company's federal and state income tax returns for fiscal years 2006 through 2008 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

(11) SEGMENT INFORMATION

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





Three months ended                     Mortgage     Other and
June 30, 2009                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 12,349        --         (161)          12,188
Provision for loan losses     4,000        --           --            4,000
Other income                  1,517    11,735         (510)          12,742
General and administrative
  expenses                    5,772     8,522         (262)          14,032
Income tax expense (benefit)  1,576     1,237         (157)           2,656
                            ---------------------------------------------------
    Net income             $  2,518     1,976         (252)           4,242
                            ===================================================





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
                            ===================================================




Nine months ended                      Mortgage     Other and
June 30, 2009                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 34,447        --         (671)          33,776
Provision for loan losses     5,250        --           --            5,250
Other income                  3,191    25,582       (1,602)          27,171
General and administrative
  expenses                   15,424    20,415         (664)          35,175
Income tax expense (benefit)  6,531     1,989         (619)           7,901
                            ---------------------------------------------------
    Net income             $ 10,433     3,178         (990)          12,621
                            ===================================================




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
                            ===================================================


(12) FAIR VALUE OPTION

     On October 1, 2008, the Company elected to measure loans held for sale at fair value. This portfolio is made up entirely of mortgage loans held for immediate sale with servicing released. Such loans are sold prior to origination at a contracted price to outside investors on a best-efforts basis (i.e., the loan becomes mandatorily deliverable to the investor only when, and if, it closes) and remain on the Company's balance sheet for a very short period of time, typically less than one month. It is management's opinion, given the short-term nature of these loans, that fair value provides a reasonable measure of the economic value of these assets. In addition, carrying such loans at fair value eliminates some measure of volatility created by the timing of sales proceeds from outside investors, which typically occur in the month following origination.

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
                                                ======


     The difference between the aggregate fair value and the aggregate unpaid principal balance of these loans was $1.9 million at June 30, 2009. Interest income on loans held for sale is included in interest on loans receivable in the accompanying statements of income.


(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market on a best-efforts basis. Such commitments to originate and sell loans on a best efforts basis are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the
balance sheet and to measure those instruments at fair value.   As a
result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $288,000, a decrease in other liabilities of $17,000, and an increase in other income of $304,000 for the quarter ended June 30, 2009. The Company recorded a decrease in other assets of $21,000, an increase in other liabilities of $104,000, and a decrease in other income of $125,000 for the nine month period ended June 30, 2009.

     Additionally, the Company has commitments to sell loans that have closed prior to the end of the period on a best efforts basis. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $484,000, an increase in other liabilities of $93,000, and an increase in other income of $390,000 during the quarter ended June 30, 2009. The Company recorded an increase in other assets of $1.9 million, a decrease in other liabilities of $356,000, and an increase in other income of $2.2 million during the nine month period ended June 30, 2009.

     The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2009, is disclosed in Footnote 14, Fair Value Measurements.

(14) FAIR VALUE MEASUREMENTS

     Fair value is defined as the price that would likely be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP identifies three primary measurement techniques: the market approach, the income approach, and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuations or techniques to convert future amounts, such as cash flows or earnings, to a single present amount. The cost approach is based on the amount that currently would be required to replace the service capability of an asset.

     GAAP establishes a fair value hierarchy and prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The maximization of observable inputs and the minimization of the use of unobservable inputs are required. Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date. The three levels within the fair value hierarchy are characterized as follows:


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

     The Company measures certain financial assets and liabilities at fair value in accordance with GAAP. These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.

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

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at June 30, 2009 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities available for
    sale                    $  80,004      80,004               --             --
  Mortgage-backed securities
    available for sale         48,131          --           48,131             --
  Loans held for sale         119,930          --          119,930             --
  Mortgage servicing rights       445          --               --            445
  Commitments to originate
    loans                         562          --               --            562
  Forward sales commitments     2,063          --               --          2,063
                            -------------------------------------------------------
Total assets                $ 251,135      80,004          168,061          3,070
                            =======================================================

Liabilities:
  Commitments to originate
    loans                   $     360          --               --            360
  Forward sales commitments       134          --               --            134
                            -------------------------------------------------------
Total liabilities           $     494          --               --            494
                            =======================================================


     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):





                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Asset balance at October 1, 2008     $      716           327             (319)
Total realized and unrealized
  gains (losses):
    Included in net income                 (271)         (125)           2,248
    Included in other comprehensive
      income                                 --            --               --
Purchases, issuances, and settlements        --            --               --
Transfers in (out) of Level 3                --            --               --
                                      ---------------------------------------------
Asset balance at June 30, 2009       $      445           202            1,929
                                      =============================================





     Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2009, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Recovery
                             Servicing    on Mortgage       Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $   (301)              30        2,123
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
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

    The carrying value of impaired loans was $14.2 million at June 30, 2009.

     The following table presents the carrying values and fair values of the Company's financial instruments at June 30, 2009, presented in accordance with GAAP. Dollar amounts are expressed in thousands.





                                                     Estimated
                                        Carrying         fair
                                         value          value
                                      --------------------------
Financial Assets:
  Cash and cash equivalents          $  12,862         12,862
  Securities available for sale         80,004         80,004
  Stock in Federal Home Loan Bank       26,640         26,640
  Mortgage-backed securities:
    Available for sale                  48,131         48,131
    Held to maturity                       123            125
  Loans receivable:
    Held for sale                      119,930        119,930
    Held for investment              1,257,721      1,309,572
  Mortgage servicing rights                445            445
  Lending commitments on mortgage loans
     held for sale - fixed rate            237            237
  Lending commitments on mortgage loans
     held for sale - floating rate         326            326
  Commitments to sell loans              2,063          2,063
Financial Liabilities:
  Customer deposit accounts            693,426        697,660
  Brokered deposit accounts            246,749        246,209
  Advances from FHLB                   467,042        472,510
  Subordinated debentures               25,774         25,774
  Lending commitments on mortgage loans
     held for sale - fixed rate            245            245
  Lending commitments on mortgage loans
     held for sale - floating rate         115            115
  Commitments to sell loans                134            134





                                       Contract or    Estimated
                                        notional      unrealized
                                         amount       gain (loss)
                                      --------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $  12,127             (4)
  Lending commitments - floating
    rate                                    --             --
  Commitments to sell loans                 --             --






     The fair value estimates presented are based on pertinent information available to management as of June 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2009, were $1,615.1 million, an increase of $98.4 million from September 30, 2008, the prior fiscal year end.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2009, the Bank originated and purchased $1,189.5 million in mortgage loans held for sale, $200.3 million in mortgage loans held for investment, and $3.4 million in other loans. This total of $1,393.2 million in loans compares to $987.2 million in loans originated and purchased during the nine months ended June 30, 2008.

     Loans held for sale as of June 30, 2009, were $119.9 million, and consisted entirely of mortgage loans held for sale with servicing released. As of October 1, 2008, the Company elected to carry loans held for sale at fair value, as permitted under GAAP.

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


                              6/30/09      9/30/08      6/30/08
                            -------------------------------------
Asset Classification:
   Substandard               $ 48,906       34,320       30,273
   Doubtful                        --           --           --
   Loss                         2,900        1,442          215
                            -------------------------------------
                               51,806       35,762       30,488
Allowance for losses on
  loans and real estate
  owned                       (16,376)     (14,476)     (10,973)
                            -------------------------------------
                             $ 35,430       21,286       19,515
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

                             6/30/09       9/30/08      6/30/08
                           ----------------------------------------
Total Assets              $ 1,615,130    1,516,761      1,571,172
                           ========================================

Non-accrual loans         $    30,377       35,075         10,936
Troubled debt
  restructurings                4,004           --             --
Net real estate and
  other assets acquired
  through foreclosure          12,037        6,038          6,230
                           ----------------------------------------
     Total                $    46,418       41,113         17,166
                           ========================================
Percent of total assets         2.87%        2.71%          1.09%
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


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts increased $170.8 million during the nine months ended June 30, 2009. The weighted average rate on customer and brokered deposits as of June 30, 2009, was 2.53%, a decrease from 3.51% as of June 30, 2008.

     Advances from the FHLB were $467.0 million as of June 30, 2009, a decrease of $83.0 million from September 30, 2008. During the nine-month period, the Bank borrowed $319.0 million of new advances and repaid $402.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of June 30, 2009. Such debentures resulted from the issuance of pooled Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $8.1 million as of June 30, 2009, a decrease of $1.7 million from September 30, 2008. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2008.

     Total stockholders' equity as of June 30, 2009, was $161.9 million (10.0% of total assets). This compares to $152.4 million (10.0% of total assets) at September 30, 2008. On a per share basis, stockholders' equity was $20.58 on June 30, 2009, compared to $19.37 on September 30, 2008.

     The Company paid cash dividends on its common stock of $0.225 per share on November 28, 2008, February 27, 2009, and May 29, 2009. Subsequent to the quarter ended June 30, 2009, the Company announced a cash dividend of $0.225 per share to be paid on August 28, 2009, to stockholders of record as of August 7, 2009.

     Total stockholders' equity as of June 30, 2009, includes an unrealized gain of $1.7 million net of deferred income taxes, on available for sale securities. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                            6/30/09       6/30/08
                           ------------------------
Return on assets              1.07%         0.72%
Return on equity             10.71%         7.31%
Equity-to-assets ratio       10.03%         9.72%
Dividend payout ratio        42.07%        64.10%


RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2009 and 2008.

     For the three months ended June 30, 2009, the Company had net income of $4,242,000 or $0.54 per share. This compares to net income of $3,610,000 or $0.46 per share for the quarter ended June 30, 2008.

     For the nine months ended June 30 2009, the Company had net income of $12,621,000 or $1.60 per share. This compares to net income of $8,285,000 or $1.05 per share for the nine months ended June 30, 2008.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2009 and 2008. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.



                                   Nine months ended 6/30/09    As of
                                  --------------------------- 6/30/09
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,360,780    64,110   6.28%    6.19%
  Mortgage-backed securities        53,183     1,494   3.75%    4.25%
  Securities                        53,231     1,542   3.86%    4.97%
  Bank deposits                     23,450        94   0.53%    0.01%
                                 --------------------------------------
    Total earning assets         1,490,644    67,240   6.01%    6.02%
                                            ---------------------------
Non-earning assets                  64,720
                                 ----------
      Total                     $1,555,364
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 166,856     1,114   0.89%    0.80%
  Customer and brokered
    certificates of deposit        685,973    18,429   3.58%    2.92%
  FHLB Advances                    508,432    13,212   3.46%    3.01%
  Subordinated debentures           25,000       709   3.78%    2.69%
                                 --------------------------------------
    Total costing liabilities    1,386,261    33,464   3.22%    2.69%
                                            ---------------------------
Non-costing liabilities             12,817
Stockholders' equity               156,286
                                 ----------
      Total                     $1,555,364
                                 ==========
Net earning balance             $  104,383
                                 ==========
Earning yield less costing rate                        2.79%    3.33%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,490,644    33,776   3.02%
                                 ============================




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






                                         Nine months ended June 30, 2009, compared to
                                              nine months ended June 30, 2008
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (5,436)        (349)         77      (5,708)
  Mortgage-backed securities                 128         (555)        (41)       (468)
  Securities                                 (72)         866         (76)        718
  Bank deposits                             (108)         244        (185)        (49)
                                        -----------------------------------------------
Net change in interest income             (5,488)         206        (225)     (5,507)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (5,405)       1,275        (307)     (4,437)
  FHLB Advances                           (4,819)        (946)        280      (5,485)
  Subordinated debentures                   (362)          --          --        (362)
                                        -----------------------------------------------
Net change in interest expense           (10,586)         329         (27)    (10,284)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   5,098         (123)       (198)      4,777
                                        ===============================================





     Net interest margin before loan loss provision for the three months ended June 30, 2009, increased $2.3 million from the same period in the prior year. Specifically, interest income decreased $661,000 due primarily to a decrease in the average rate earned on interest-earning assets. The decrease in interest income was offset by a $3.0 million decrease in interest expense, which resulted primarily from a decrease in the average rate paid on interest-costing liabilities.

      Net interest margin before loan loss provision for the nine months ended June 30, 2009, increased $4.8 million from the same period in the prior year. Specifically, interest income decreased $5.5 million, which was offset by a $10.3 million decrease in interest expense for the period. Interest on loans decreased $5.7 million as the result of a 53 basis point decrease in the average yield and a $6.8 million decrease in the average balance of loans receivable outstanding during the period. Interest on mortgage-backed securities decreased $468,000 due primarily to a $21.0 million decrease in the average balance of such securities. These decreases in interest income were partially offset by a $718,000 increase in interest on investment securities, due primarily to a $27.3 million increase in the average balance of such securities. Interest expense on customer and brokered deposit accounts decreased $4.4 million due primarily to an 89 basis point decrease in the average rate paid on such interest-costing liabilities. Interest expense on FHLB advances decreased $5.5 million as the result of a 120 basis point decrease in the average rate paid on such liabilities and a $27.1 million decrease in the average balance of FHLB advances outstanding during the period. Interest expense on subordinated debentures decreased $362,000 due to a 193 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $4.0 million during the quarter ended June 30, 2009, in response to an increase in loans classified as substandard or loss and an increase in loan charge offs related to the residential construction and development and commercial real estate loan portfolios. Management determined that the increased provision was appropriate due to the continued deterioration in the real estate market. The Company recorded a provision for loan losses of $1.0 million during the quarter ended March 31, 2009, due primarily to increases in loan charge offs related to the residential construction and development and commercial real estate loan portfolios. The Company recorded a provision for loan losses of $250,000 during the quarter ended December 31, 2008, due primarily to increases in commercial real estate and residential construction and development loans classified as special mention. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 31.6% of total classified assets at June 30, 2009, 40.5% at September 30, 2008, and 36.0% at June 30, 2008.

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


OTHER INCOME
     Other income for the three months ended June 30, 2009, increased $6.0 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $4.9 million due to increased mortgage banking volume during the period. Provision for loss on real estate owned decreased $400,000 due to a decrease in charge-offs of foreclosed assets held for sale during the period. Customer service fees and charges increased $679,000 due to an increase in miscellaneous loan origination fees resulting from the increase in mortgage banking volume. Gain on sale of securities available for sale increased $548,000 due to the sale of corporate debt securities during the quarter. These increases were partially offset by a $541,000 decrease in other income due to a decrease in loan prepayment penalties and to the effect of recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Other income for the nine months ended June 30, 2009, increased $12.7 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $9.5 million due to increased mortgage banking volume during the period. Provision for loss on real estate owned decreased $1.0 million due to a decrease in charge-offs of foreclosed assets held for sale during the period. Customer service fees and charges increased $1.1 million due primarily to an increase in miscellaneous loan origination fees resulting from the increase in mortgage banking volume. Gain on sale of securities available for sale increased $426,000 due to the sale of corporate debt securities during the quarter. In addition, other income increased $902,000 due to a $1.4 million increase related to recording the net fair value of certain loan-related commitments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was partially offset by decreases in loan prepayment penalties and income from foreclosed assets held for sale. These increases in other income were offset by a $171,000 decrease in loan servicing fees decreased due primarily to an increase in capitalized servicing amortization, which resulted from an increase in actual prepayments and estimated future repayments of the underlying mortgage loans during the period.



GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2009, increased $4.1 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $958,000 due primarily to the addition of personnel in the Company's information technology, mortgage banking, training, and loan servicing departments. Commission-based mortgage banking compensation increased $2.5 million due primarily to an increase in mortgage banking volume for the period. Federal deposit insurance premium expense increased $820,000 related primarily to the FDIC special assessment, which was imposed on all insured institutions' assets minus Tier I capital as of June 30, 2009. The special assessment will paid on September 30, 2009.

     Total general and administrative expenses for the nine months ended June 30, 2009, increased $7.5 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $1.5 million due primarily to the addition of personnel in the Company's information technology, mortgage banking, training, and loan servicing departments. Commission-based mortgage banking compensation increased $4.6 million due primarily to an increase in mortgage banking volume for the period. Advertising and business promotion expense increased $367,000 resulting from an increase in mortgage banking volume for the period. Federal deposit insurance premium expense increased $844,000 related primarily to the FDIC special assessment. Additionally, other expense increased $345,000 due primarily to increases in legal fees related to the Company's lending operations.

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


INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 5 to 43 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized," which is the most favorable capital group and supervisory subgroup. DIF-insured institutions are also assessed a premium to service the interest on Financing Corporation ("FICO") debt.

     On May 22, 2009, the Federal Deposit Insurance Corporation (FDIC) adopted a final rule imposing a five basis point special assessment on all insured financial institutions' assets minus its Tier I capital as of June 30, 2009, to be collected on September 30, 2009. The rule also states that an additional special assessment of up to five basis points later in 2009 is probable, but the exact amount is uncertain.


REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2009, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2009, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2009                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 162,810
Adjustment for regulatory capital:
  Intangible assets                                    (2,696)
  Disallowed portion of servicing assets
    and deferred tax assets                               (33)
  Reverse the effect of SFAS No. 115                   (1,746)
                                                     ---------
    Tangible capital                                  158,335
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     158,335
  Qualifying general valuation allowance               13,329
                                                     ---------
       Risk-based capital                           $ 171,664
                                                     =========

                                                                 As of June 30, 2009
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 171,664     11.9%       115,498      >=8%      144,372     >=10%
Core capital to adjusted tangible assets    158,335     10.0%        63,478      >=4%       79,348      >=5%
Tangible capital to tangible assets         158,335     10.0%        23,804     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      158,335     11.0%            --        --       86,623      >=6%




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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2009, the Bank had $100.5 million available in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts. At June 30, 2009, the Bank has $246.7 million in brokered deposits, and it could purchase up to $214.3 million in additional brokered deposits and remain "well capitalized" as defined by the OTS.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 7, 2009                              By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 7, 2009                             By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19