Form 10-K
period 2009-09-30
NASB FINANCIAL INC
filed 2009-12-14
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2009

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


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ]Yes   [ X ]No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) if the Exchange Act.
[  ]Yes   [ X ]No

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  [ X ]Yes   [  ]No

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ]Yes   [   ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. [ ]Large accelerated filer
[ X ] Accelerated filer   [   ]Non-accelerated filer   [   ]Small
reporting Company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes   [ X ]No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2009, was approximately $91.2 million.

     As of December 7, 2009, there were issued and outstanding
7,867,614 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2009.
2. Part III - Proxy Statement for the 2010 Annual Meeting of
   Stockholders.

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



                                       Fiscal 2009
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,352,561     6.28%
  Mortgage-backed securities          54,674     3.73%
  Investments                         57,554     4.78%
  Bank deposits                       26,264     0.38%
                                  ----------------------
    Total earning assets           1,491,053     6.02%
Non-earning assets                    65,063   ---------
                                  -----------
      Total                      $ 1,556,116
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  169,124     0.88%
  Customer and brokered
    certificates of deposit          698,747     3.37%
  FHLB advances                      491,040     3.37%
  Subordinated debentures             25,000     3.42%
                                  ----------------------
    Total costing liabilities      1,383,911     3.07%
Non-costing liabilities               13,617   ---------
Stockholders' equity                 158,588
                                  -----------
      Total                       $1,556,116
                                  ===========
Net earning balance               $  107,142
                                  ===========
Earning yield less costing rate                  2.95%
                                               =========




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

                               Year ended September 30,
                        ---------------------------------------
                          2009    2008    2007    2006    2005
                        ---------------------------------------
Return on average assets  1.22%   0.61%   1.01%   1.35%   1.77%
Return on average equity 11.74%   6.16%  10.01%  13.60%  17.94%
Equity to asset ratio    10.67%  10.05%   9.92%  10.27%   9.57%
Dividend payout ratio    37.84%  76.16%  47.90%  45.59%  54.82%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2009     2008     2007      2006     2005
             -----------------------------------------------
February      $ 0.225    0.225     0.225     0.225    0.225
May             0.225    0.225     0.225     0.225    0.225
August          0.225    0.225     0.225     0.225    0.225
November        0.225    0.225     0.225     0.225    0.45


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




	                                                     As of September 30,
                         -------------------------------------------------------------------------
                             2009           2008           2007           2006           2005
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $492,658  34%   458,087  31    428,520  29    441,123  29    535,554  35
  Business properties     474,487  34    496,671  34    489,978  33    482,029  32    428,566  28
  Partially guaranteed
    by VA or insured
    by FHA                  4,771  --      2,812  --      1,541  --      1,890  --      3,314  --
  Construction and
    development           329,457  23    396,777  27    476,081  33    506,034  34    501,072  32
                        -------------  -------------  -------------  -------------   ------------
  Total mortgage loans  1,301,373  91  1,354,347  92  1,396,120  95  1,431,076  95  1,468,506  95
Commercial loans          121,168   8     93,600   7     63,801   4     60,692   4     54,182   4
Installment loans to
    individuals            13,861   1     14,920   1     17,729   1     17,279   1     21,413   1
                        -------------  -------------  -------------  -------------  -------------
                       $1,436,402 100  1,462,867 100  1,477,650 100  1,509,047 100  1,544,101 100
                        =============  =============  =============  =============  =============



     The following table sets forth information at September 30, 2009, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

                                        2011
                                      Through    After
                              2010      2014      2014        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate        $  3,705     6,762    385,077      395,544
   - at adjustable rates    18,318     7,137    550,917      576,372
Construction and development:
   - at fixed rates          2,390       304         --        2,694
   - at adjustable rates   292,002    34,761         --      326,763
                           -----------------------------------------
Total mortgage loans       316,415    48,964    935,994    1,301,373
Commercial loans            48,280    10,784     62,104      121,168
Installment loans to
  individuals                1,246     3,036      9,579       13,861
                           ------------------------------------------
   Total loans receivable $365,941    62,784  1,007,677    1,436,402
                           ==========================================

RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2009, 34% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2009, are $4.8 million or less than 1% of the Bank's total loans that were insured by the FHA or VA.

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

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2009, 23% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2009, commercial real estate loans on business properties were $474.5 million or 34% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

INSTALLMENT LOANS
     As of September 30, 2009, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2009, the Bank sold $1,583.2 million in loans with servicing released.

     The Bank records loans held for sale at fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2009, the Bank had loans held for sale with a carrying value of $81.4 million.

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


                                         As of September 30,
                             -----------------------------------------
                                2009    2008    2007    2006    2005
                             -----------------------------------------
Asset Classification
  Substandard               $ 69,158   34,320  11,726  12,361  13,346
  Doubtful                        --       --      --      --      --
  Loss                         6,415    1,442     357     434     595
                            -----------------------------------------
    Total Classified          75,573   35,762  12,083  12,795  13,941
Allowance for loan/REO
  losses                     (20,699) (14,476) (8,301) (8,266) (7,731)
                            -----------------------------------------
   Net classified assets    $ 54,874   21,286   3,782   4,529   6,210
                            =========================================
   Net classified to total
     classified assets           73%      60%     31%     35%     45%
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

                                        September 30,
                       -----------------------------------------------
                          2009     2008     2007     2006     2005
                       -----------------------------------------------
Total Assets        $1,559,562 1,516,761 1,506,483 1,524,796 1,556,344
                       ===============================================

Non-accrual loans   $   40,639    35,075     3,284     6,396     5,643
Troubled debt
  restructurings        23,366        --        --     3,477        74
Net real estate and
  other assets acquired
  through foreclosure   10,140     6,038     6,511     5,231     7,760
                       -----------------------------------------------
     Total          $   74,145    41,113     9,795    15,104    13,477
                       ===============================================
Percent of total assets  4.75%     2.71%     0.65%     0.99%     0.87%
                       ===============================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2009
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                84          $  8,900           0.6%
90 or more days             142            40,639           2.8%
                       -----------       -----------------------------
    Total                   226          $ 49,539           3.4%
                       ===========       =============================


                      As of September 30, 2008
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                82          $ 15,892           1.1%
90 or more days              89            35,075           2.4%
                       -----------       -----------------------------
    Total                   171          $ 50,967           3.5%
                       ===========       =============================

     The effect of non-performing loans on interest income for fiscal year 2009 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-performing loans
    as of September 30, 2009                        $ 40,639
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2009 if
    these loans had been performing                 $  3,901
Actual amount included in interest income for
    fiscal 2009                                        1,560
                                                     --------
Interest income not recognized on non-performing
    loans                                           $  2,341
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

     The provision for losses on loans was $11.3 million during the year ended September 30, 2009, compared to $6.2 million during fiscal 2008. The allowance for loan losses was $20.7 million or 1.64% of the total loan portfolio held for investment and approximately 51% of total nonaccrual loans as of September 30, 2009. This compares with an allowance for loan losses of $13.8 million or 1.07% of the total loan portfolio held for investment and approximately 39% of the total nonaccrual loans as of September 30, 2008. The increase in the allowance for loan loss of $6.9 million was due to the aforementioned provision for loan loss resulting from management's analysis of the Bank's loan portfolios, which was offset by net charge-offs for the year of $4.4 million. The increase in the provision for loss on loans related primarily to the significant increase in loans classified as substandard or loss over the prior year. Additionally, management determined that the significant increase in the allowance for loan loss was appropriate due to the continued deterioration in the real estate markets.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2009    2008    2007    2006    2005
                             -----------------------------------------
Balance at beginning of year  $13,807   8,097   7,991   7,536   8,221
Total provisions               11,250   6,200   1,634     745     522
Net recoveries (charge-offs) on:
  Residential properties       (2,309)    (11)    (40)     (2)     53
  Business properties            (254)     (5)   (386)   (280) (1,237)
  Construction and development (1,326)   (362)   (842)     (2)     --
  Commercial loans               (339)     --      --      --      --
  Installment loans              (130)   (112)   (260)     (6)    (23)
                             -----------------------------------------
Total net recoveries
   (charge-offs)               (4,358)   (490) (1,528)   (290) (1,207)
Acquired in merger                 --      --      --      --      --
                             -----------------------------------------
Balance at end of year        $20,699  13,807   8,097   7,991   7,536
                             =========================================


     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.





                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2009           2008           2007           2006          2005
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $  3,680  18%     1,286   9      1,013  13        789   10        722  10
Business properties         8,936  43      5,723  41      4,289  53      4,574   57      4,404  58
Construction and
  development               6,272  30      5,638  41      1,704  21      1,783   22      1,406  19
Commercial loans            1,123   6        952   7        728   9        613    8        608   8
Installment loans             688   3        208   2        363   4        232    3        396   5
                        -------------  -------------  -------------  --------------  -------------
                       $   20,699 100     13,807 100      8,097 100      7,991  100      7,536 100
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

                                             September 30,
                               ---------------------------------------
                                  2009    2008    2007    2006   2005
                               ---------------------------------------
Beginning allowance for loss  $    669     204     275     195  1,093
Provisions                         727   2,050     595  (1,026)  (899)
Net recoveries (charge-offs)    (1,396) (1,585)   (666)  1,106      1
                               ---------------------------------------
Allowance for loss at year-end $    --     669     204     275    195
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

SECURITIES AND MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS portfolio consists of collateralized mortgage obligations, asset-backed securities, and securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2009, the Bank had $69,000 in fixed rate and $43,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. In addition, the Bank had $11.0 million of collateralized mortgage obligations and $1.3 million of asset-backed securities at September 30, 2009.

INVESTMENT SECURITIES
     As of September 30, 2009, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.

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

<Caption

                                                              September 30,
                        ----------------------------------------------------------------------------
                            2009            2008            2007            2006            2005
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 80,201   9%     76,621  10      93,451  11      86,517  10      82,596  10
Savings accounts          81,572   9      71,193   9      70,077   8      77,469   9      97,435  12
Money market demand
   accounts               14,991   2      13,352   2      10,323   1      11,717   2      12,271   2
Certificates of deposit  520,017  57     530,449  69     548,251  64     547,096  64     515,590  64
Brokered accounts        207,844  23      77,764  10     133,434  16     128,243  15      94,802  12
                        -------------    ------------    ------------    ------------    -----------
                        $904,625 100     769,379 100     855,536 100     851,042 100     802,694 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          2.23%           3.38%           4.30%           3.98%           2.96%




     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                       2009      2008      2007      2006      2005
                     -------------------------------------------------
Deposit receipts  $ 1,218,488 1,390,376 1,354,709 1,477,500 1,302,290
Withdrawals         1,106,956 1,508,927 1,383,389 1,457,221 1,199,596
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals   111,532  (118,551)  (28,680)   20,279   102,694
Interest credited      23,714    32,394    33,174    28,069    16,260
                     -------------------------------------------------
    Net increase
      (decrease)  $   135,246   (86,157)    4,494    48,348   118,954
                     =================================================
Balance at end
  of year         $   904,625   769,379   855,536   851,042   802,694
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2009.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  24,172
     Maturing in three to six months        19,973
     Maturing in six to twelve months       38,473
     Maturing in over twelve months         37,591
                                           --------
                                         $ 120,209
                                           ========

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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2009, the Bank borrowed an additional $444.0 million in advances, repaid $553.0 million, and as of September 30, 2009, had a balance of $441.0 million (32% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

                                  As of September 30,
                  --------------------------------------------------
                      2009      2008      2007      2006      2005
                  --------------------------------------------------
FHLB advances     $ 441,026   550,091   458,933   499,357   465,907
Other borrowings         --        --        --        --   122,000
                  --------------------------------------------------
   Total          $ 441,026   550,091   458,933   499,357   587,907
                  ==================================================
Weighted average
   rate                2.99%     4.07%     5.08%     5.21%     3.67%
                  ==================================================

                           OTHER INFORMATION

EMPLOYEES
     As of September 30, 2009, the Bank and its subsidiaries had 383 employees. Management considers its relations with the employees to be excellent.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2009, of $26.6 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding. At September 30, 2009, the Bank had available advances at FHLB of $535.9 million, and outstanding advances of $441.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts. At September 30, 2009, the Bank has $207.8 million in brokered deposits, and it could purchase up to an additional $354.7 million in brokered deposits and remain "well capitalized" as defined by the OTS.

INSURANCE ON CUSTOMER DEPOSIT ACCOUNTS
     Deposit insurance reform legislation was signed into law on February 8, 2006. A key provision of this legislation was the merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund, the Deposit Insurance Fund (DIF). The merger of the funds was effective March 31, 2006. The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. On September 9, 2009, the FDIC Board of Directors approved a rule to extend the temporary in increase through December 31, 2013.

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

     Annual deposit insurance premiums range from 7 to 77.5 basis points of insured deposits based on where an institution fits on the RRPS. North American is considered to be "well capitalized" and has been placed in the most favorable capital subgroup. In addition to deposit insurance premiums, institutions are assessed a premium, which is used to service the interest on the Financing Corporation ("FICO") debt.

     On May 22, 2009, the Federal Deposit Insurance Corporation (FDIC) adopted a rule imposing a five basis point special assessment on all insured financial institutions' assets minus its Tier I capital as of June 30, 2009, to be collected on September 30, 2009.

    On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011, and 2012. The prepaid assessment for these periods will be collected on December 31, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2009, intangible assets of $2.7 million and disallowed servicing asset totaling an additional $39,000 were deducted from the Bank's regulatory capital. At September 30, 2009, the Bank's core capital ratio was 10.6%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2009, North American's regulatory tangible capital was 10.6% of tangible assets.

     Risk-Based Capital Requirement. OTS standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2009, the Bank's current risk-based regulatory capital was 12.4% of risk-weighted assets.

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

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2009, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2009, North American met its reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank's "discount window," but only after exhausting all FHLB sources of borrowing.

U.S. TREASURY TROUBLED ASSET RELIEF PROGRAM
     On October 14, 2008, the U. S. Department of Treasury ("the Treasury") announced the Troubled Asset Relief Program ("TARP Program"), in an effort to improve the strength of financial institutions and enhance market liquidity. Under the TARP Program, the Treasury could purchase up to $250 billion in senior preferred stock of participating financial institutions. The TARP program was available to certain qualified financial institutions, and such institutions would only be qualified if they elected to participate on or before November 14, 2008. Institutions participating in the TARP program were required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP program. North American did not participate in the TARP Program.


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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2009, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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


ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71
Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2009, was approximately $10.3 million.

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

4350 S National, Suite A100
Springfield, Missouri               2005       Leased    Juy 2015

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 55 and 56 of the 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 15 in the 2009
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 11 through 13 in the 2009
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 16 through 51 of the 2009
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated.

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

     Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

	Our internal control over financial reporting as of September 30, 2009, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


     We have audited NASB Financial, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control
- Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 14, 2009 expressed an unqualified opinion thereon.


/s/ BKD LLP

Kansas City, Missouri
December 14, 2009

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information appearing on pages 4 through 16 of the Company's Proxy Statement for the 2010 Annual Meeting and information appearing on pages 53 and 54 of the 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 7 through 16 of the Company's Proxy Statement for the 2010 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information appearing on page 14 through 15 of the Company's Proxy Statement for the 2010 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing on page 16 of the Company's Proxy
Statement for the 2010 Annual Meeting s incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     The information appearing on page 16 of the Company's Proxy
Statement for the 2010 Annual Meeting s incorporated herein by reference.


                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent auditor's report thereon which appear in the Company's 2009 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2009, and 2008
(Annual Report - Page 16).

     Consolidated Statements of Income for the years ended September 30, 2009, 2008, and 2007 (Annual Report - Page 17).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2009, 2008, and 2007 (Annual Report - Pages 18 and 19).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2009, 2008, and 2007 (Annual Report - Page 20).

     Notes to Consolidated Financial Statements (Annual Report - Pages 21 through 51).

     Report of Independent Registered Public Accounting Firm (Annual Report - Page 52).

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

*13) 2009 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2009, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2010 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

Date:  December 14, 2009

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