Form 10-Q
period 2009-12-31
NASB FINANCIAL INC
filed 2010-06-04
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2009

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 5, 2010, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2009            2009
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    27,802         63,250

Securities:
  Available for sale, at fair value           16,497         21,654
  Held to maturity, at cost                    1,301          1,290

Stock in Federal Home Loan Bank, at cost      21,789         26,640

Mortgage-backed securities:
  Available for sale, at fair value           44,440         46,549
  Held to maturity, at cost                   44,535         11,125

Loans receivable:
  Held for sale, at fair value               100,673         81,367
  Held for investment, net                 1,220,674      1,259,694
  Allowance for loan losses                  (29,082)       (20,699)
                                           ----------     -----------
Total loans receivable, net                1,292,265      1,320,362
                                           ----------     -----------

Accrued interest receivable                    5,948          6,195
Foreclosed assets held for sale, net          13,860         10,140
Premises and equipment, net                   13,240         13,393
Investment in LLCs                            19,015         21,045
Mortgage servicing rights, net                   320            351
Deferred income tax asset, net                 9,333          6,651
Other assets                                  16,825         10,917
                                           ----------     ----------
                                         $ 1,527,170      1,559,562
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   706,930        696,781
  Brokered deposit accounts                  165,427        207,844
  Advances from Federal Home Loan Bank       449,009        441,026
  Subordinated debentures                     25,774         25,774
  Escrows                                      4,900         10,178
  Income taxes payable                         3,903          4,210
  Accrued expenses and other liabilities       6,375          7,361
                                           ----------     ----------
      Total liabilities                    1,362,318      1,393,174
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,545         16,525
  Retained earnings                          184,450        184,891
  Treasury stock, at cost;
    1,989,498  shares                        (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       796          1,911
                                           ----------     ----------
      Total stockholders' equity             164,852        166,388
                                           ----------     ----------
                                         $ 1,527,170      1,559,562
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                  2009        2008
                                               ---------    ---------
Interest on loans receivable                   $ 20,606       22,219
Interest on mortgage-backed securities              884          545
Interest and dividends on securities                472          104
Other interest income                                 3           87
                                               ---------    ---------
  Total interest income                          21,965       22,955
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              4,693        6,899
Interest on advances from FHLB                    3,339        5,161
Interest on subordinated debentures                 128          313
                                               ---------    ---------
  Total interest expense                          8,160       12,373
                                               ---------    ---------
    Net interest income                          13,805       10,582
Provision for loan losses                         9,000          250
                                               ---------    ---------
    Net interest income after provision
      for loan losses                             4,805       10,332
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                           26         (212)
  Impairment recovery on mortgage
        servicing rights                              5           23
  Customer service fees and charges               1,858        1,397
  Provision for loss on real estate owned            --         (250)
  Gain on sale of securities available for sale   3,088           --
  Gain from loans held for sale                   6,967        4,743
  Impairment loss on investment in LLCs          (2,000)          --
  Other                                             256         (502)
                                               ---------    ---------
    Total other income                           10,200        5,199
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,501        3,861
  Commission-based mortgage banking
      compensation                                4,116        2,188
  Premises and equipment                            990          967
  Advertising and business promotion              1,369        1,296
  Federal deposit insurance premiums              1,238           34
  Other                                           1,443        1,253
                                               ---------    ---------
    Total general and administrative expenses    13,657        9,599
                                               ---------    ---------
    Income before income tax expense              1,348        5,932
Income tax expense                                   19        2,284
                                               ---------    ---------
    Net income                                  $ 1,329        3,648
                                               =========    =========
Basic earnings per share                        $  0.17         0.46
                                               =========    =========
Diluted earnings per share                      $  0.17         0.46
                                               =========    =========

Basic weighted average shares outstanding     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2009       $ 1,479       16,525    184,891    (38,418)    1,911        166,388
  Comprehensive income:
    Net income                        --           --      1,329         --        --          1,329
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --    (1,115)        (1,115)
         available for sale                                                                  -------
    Total comprehensive income                                                                   214
  Cash dividends paid ($0.225
    per share)                        --           --     (1,770)        --        --         (1,770)
  Stock based compensation expense    --           20         --         --        --             20
                               ----------------------------------------------------------------------
Balance at December 31, 2009     $ 1,479       16,545    184,450    (38,418)      796        164,852
                               ======================================================================



                                                   Three months ended
                                                   December 31, 2009
                                                   ------------------
                                                 (Dollars in thousands)
Reclassification disclosure:

Unrealized gain on available for sale securities,
   net of income taxes of $491                        $       784
Reclassification adjustment for gain included in
   net income, net of income taxes of $1,189               (1,899)
                                                          --------
Change in unrealized gain (loss) on available for sale
   securities, net of income tax of $(698)            $    (1,115)
                                                          ========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2009        2008
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  1,329        3,648
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                                444          441
  Amortization and accretion, net                          (1,006)      (1,078)
  Gain on sale of securities available for sale            (3,088)          --
  Loss from investment in LLCs                                 35           48
  Impairment loss on investment in LLCs                     2,000           --
  Impairment recovery on mortgage
    servicing rights                                           (5)         (23)
  Gain from loans receivable held for sale                 (6,967)      (4,743)
  Provision for loan losses                                 9,000          250
  Provision for loss on real estate owned                      --          250
  Origination of loans receivable held for sale          (435,609)    (242,682)
  Sale of loans receivable held for sale                  423,270      239,017
  Stock based compensation - stock options                     20           25
Changes in:
  Net fair value of loan-related commitments                 (315)         432
  Accrued interest receivable                                 247          215
  Prepaid and accrued expenses, other liabilities
    and income taxes payable                               (8,275)         422
                                                          ----------------------
Net cash used in operating activities                     (18,920)      (3,778)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        2,430            5
    Available for sale                                      2,449        4,831
  Principal repayments of mortgage loans receivable
    held for investment                                    62,342       41,866
  Principal repayments of other loans receivable            1,661        1,501
  Loan origination - mortgage loans receivable
    held for investment                                   (30,591)     (53,982)
  Loan origination - other loans receivable                  (457)        (948)
  Purchase of mortgage loans receivable held for
    investment                                               (753)          --
  Proceeds from sale of Federal Home Loan Bank stock        4,851        2,403
  Purchase of mortgage backed securities held
    to maturity                                           (35,796)          --
  Purchase of investment securities available for sale    (15,080)          --
  Proceeds from sale of securities available for sale      21,336           --
  Proceeds from sale of real estate owned                   3,454        1,702
  Purchases of premises and equipment, net                   (292)        (114)
  Investment in LLCs                                           (5)        (373)
  Other                                                      (619)        (194)
                                                          ----------------------
Net cash provided by (used in) investing activities        14,930       (3,303)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2009        2008
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                            (32,409)      65,757
  Proceeds from advances from Federal Home Loan Bank       10,000      105,000
  Repayment on advances from Federal Home Loan Bank        (2,000)    (159,000)
  Cash dividends paid                                      (1,770)      (1,770)
  Change in escrows                                        (5,279)      (5,045)
                                                          ----------------------
Net cash provided by (used in) financing activities       (31,458)       4,942
                                                          ----------------------
Net decrease in cash and cash equivalents                 (35,448)      (2,139)
Cash and cash equivalents at beginning of the period       63,250       21,735
                                                          ----------------------
Cash and cash equivalents at end of period               $ 27,802       19,596
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  2,266        2,771
  Cash paid for interest                                    8,459       11,409

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $  7,831        6,391
    Capitalization of originated mortgage servicing rights      5           --









See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the quarter ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The condensed consolidated balance sheet of the Company as of September 30, 2009, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2009, have remained unchanged from September 30, 2009. These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2009.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended
                                             ----------------------
                                               12/31/09   12/31/08
                                             ----------------------
Net income (in thousands)                     $  1,329      3,648

Average common shares outstanding            7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --
                                             ----------------------
Average diluted common shares                7,867,614  7,867,614

Earnings per share:
   Basic                                      $   0.17       0.46
   Diluted                                        0.17       0.46



     At December 31, 2009, options to purchase 62,038 shares of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share, as they were considered anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale at December 31, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $   1,016      134        --       1,150
Trust preferred securities     15,079      239        --      15,318
Municipal securities               29       --        --          29
                            ------------------------------------------
     Total                  $  16,124      373        --      16,497
                            ===========================================


     The following table presents a summary of securities available for sale at September 30, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $  19,099    2,526        --      21,625
Municipal securities               29       --        --          29
                            ------------------------------------------
     Total                  $  19,128    2,526        --      21,654
                            ===========================================


     During the three month period ended December 31, 2009, the Company realized gross gains of $3.1 million and no gross losses on the sale of securities available for sale. There were no sales of securities available for sale during the three month period ended December 31, 2008.


     The scheduled maturities of securities available for sale at December 31, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       5       --          --            5
Due from one to five years      1,040      134          --        1,174
Due after ten years            15,079      239          --       15,318
                            -------------------------------------------
     Total                  $  16,124      373          --       16,497
                            ===========================================


(4) SECURITIES HELD TO MATURITY

     The following table presents a summary of securities held to maturity at December 31, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset backed securities     $   1,301      166        --       1,467
                            ------------------------------------------
     Total                  $   1,301      166        --       1,467
                            ===========================================

     The following table presents a summary of securities held to maturity at September 30, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset backed securities     $   1,290       85        --       1,375
                            ------------------------------------------
     Total                  $   1,290       85        --       1,375
                            ===========================================


     The scheduled maturities of securities held to maturity at December 31, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due after ten years         $   1,301      166          --        1,467
                            -------------------------------------------
     Total                  $   1,301      166          --        1,467
                            ===========================================


     Actual maturities of securities held to maturity may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments which are callable.

     There were no dispositions of securities held to maturity during the three month periods ended December 31, 2009 and 2008.



(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale at December 31, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     108       --        --         108
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           5,683      117        --       5,800
FHLMC participation
  certificates:
    - fixed rate                  507       36        --         543
    - adjustable rate          37,221      768        --      37,989
                            ------------------------------------------
     Total                  $  43,519      921        --      44,440
                            ===========================================

     The following table presents a summary of mortgage-backed securities available for sale at September 30, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     114       --        --         114
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate           5,924       67        --       5,991
FHLMC participation
  certificates:
    - fixed rate                  546       33        --         579
    - adjustable rate          39,384      481        --      39,865
                            ------------------------------------------
     Total                  $  45,968      581        --      46,549
                            ===========================================


     There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2009 and 2008.

     The scheduled maturities of mortgage-backed securities available for sale at December 31, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from five to ten years  $     507       35          --          542
Due after ten years            43,012      886          --       43,898
                            -------------------------------------------
     Total                  $  43,519      921          --       44,440
                            ===========================================


     Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.


(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity at December 31, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      58       --        --          58
FNMA pass-through certificates:
  Fixed rate                        9       --        --           9
  Balloon maturity and
    adjustable rate                42       --        --          42
Collateralized mortgage
  obligations                  44,426      293       (37)     44,682
                            ------------------------------------------
     Total                  $  44,535      293       (37)     44,791
                            ===========================================

     The following table presents a summary of mortgage-backed securities held to maturity at September 30, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      59        4        --          63
FNMA pass-through certificates:
  Fixed rate                       10       --        --          10
  Balloon maturity and
    adjustable rate                43       --        --          43
Collateralized mortgage
  obligations                  11,013      214        --      11,227
                            ------------------------------------------
     Total                  $  11,125      218        --      11,343
                            ===========================================


     There were no sales of mortgage-backed securities held to maturity during the three month periods ended December 31, 2009 and 2008.

    The following tables present a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at December 31, 2009. Dollar amounts are expressed in thousands.


                           Less Than 12 Months      12 Months or Longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Collateralized mortgage
  obligations              $   9,484         37    $      --        --
                          ---------------------------------------------
   Total                   $   9,484         37    $      --        --
                          =============================================


     The scheduled maturities of mortgage-backed securities held to maturity at December 31, 2009, are presented in the following table. Dollar amounts are expressed in thousands.


                                       Gross        Gross    Estimated
                           Amortized  unrealized  unrealized    fair
                             cost       gains       losses      value
                          --------------------------------------------
Due from five to ten years $   109          --          --         109
Due after ten years         44,426         293         (37)     44,682
                         ---------------------------------------------
     Total                 $44,535         293         (37)     44,791
                         =============================================


     Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(7) LOANS RECEIVABLE

     Loans receivable are as follows at December 31, 2009. Dollar amounts are expressed in thousands.


LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  365,293
      Business properties                                461,472
      Partially guaranteed by VA or
        insured by FHA                                     4,877
    Construction and development                         302,093
                                                       ----------
       Total mortgage loans                            1,133,735
  Commercial loans                                       118,699
  Installment loans to individuals                        12,657
                                                       ----------
    Total loans held for investment                    1,265,091
  Less:
    Undisbursed loan funds                               (36,230)
    Unearned discounts and fees and costs
      on loans, net                                       (8,187)
                                                       ----------
     Net loans held for investment                    $1,220,674
                                                       ==========

LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 146,666
    Less:
      Undisbursed loan funds                             (45,993)
                                                       ----------
        Net loans held for sale                        $ 100,673
                                                       ==========


     Included in the loans receivable balances at December 31, 2009, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $21.9 million. Loans and participations serviced for others amounted to approximately $85.5 million at December 31, 2009.

     The following table presents the activity in the allowance for losses on loans for the period ended December 31, 2009. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2009               $  20,699
     Provisions                                   9,000
     Charge-offs                                   (617)
     Recoveries                                      --
                                                --------
     Balance at December 31, 2009            $   29,082
                                                ========

(8) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at December 31, 2009. Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 13,932
Less:  allowance for losses                                 (72)
                                                       ----------
   Total                                               $ 13,860
                                                       ==========

     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the "new basis") and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. When foreclosed assets are acquired any excess of the loan balance over the new basis of the foreclosed asset is charged to the allowance for loan losses. Subsequent adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed of, depending on the adequacy of the down payment and other requirements.


 (9) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2009. Dollar amounts are expressed in thousands.


     Balance at October 1, 2009               $    351
     Additions:
        Originated mortgage servicing rights         5
        Impairment recovery                          5
     Reductions:
        Amortization                               (41)
                                                --------
     Balance at December 31, 2009             $    320
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

(11) INCOME TAXES

     As of December 31, 2009, the Company's liability for unrecognized tax benefits of $74,000 consists entirely of interest and penalties. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

     The Company's liability for unrecognized tax benefit is expected to decrease in the next twelve months as a result of the settlements with various taxing authorities.

     The Company's federal and state income tax returns for fiscal years 2006 through 2009 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.


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




Three months ended                     Mortgage     Other and
December 31, 2009            Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 13,922        --         (117)          13,805
Provision for loan losses     9,000        --           --            9,000
Other income                  2,237    10,436       (2,473)          10,200
General and administrative
  expenses                    6,274     7,585         (202)          13,657
Income tax expense (benefit)   (159)    1,098         (920)              19
                            ---------------------------------------------------
    Net income             $  1,044     1,753       (1,468)           1,329
                            ===================================================





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
                            ===================================================


(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value.
As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $1.0 million, an increase in other liabilities of $687,000, and a decrease in other income of $1.7 million for the three month period ended December 31, 2009.

     Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $1.5 million, a decrease in other liabilities of $559,000, and an increase in other income of $2.0 million during the three month period ended December 31, 2009.

     The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2009, is disclosed in Footnote 14, Fair Value Measurements.


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

Available for sale securities

     Securities available for sale consist of corporate debt, trust preferred and municipal securities and are valued using quoted market prices in an active market. This measurement is classified as Level 1 within the hierarchy.

     Mortgage-backed available for sale securities are valued using broker dealer quotes for similar assets in markets that are not active. Such quotes are based on actual transactions for similar assets, and are reviewed by management for reasonableness in relation to current market conditions. Additionally, they are obtained from experienced brokers who have an established relationship with the Bank and deal regularly with these types of securities. The Company does not make any adjustment to the quotes received from broker dealers. These measurements are classified as Level 2.

Loans held for sale

     Loans held for sale are valued using quoted market prices for loans with similar characteristics. This measurement is classified as Level 2 within the hierarchy.

Mortgage Servicing Rights

     Mortgage servicing rights do not trade in an active market with readily observable market prices. Therefore, fair value is assessed using a valuation model that calculates the discounted cash flow using assumptions such as estimates of prepayment speeds, market discount rates, servicing fee income, and cost of servicing. These measurements are classified as Level 3. Mortgage servicing rights are initially recorded at amortized cost and are amortized over the period of net servicing income. They are evaluated for impairment monthly, and valuation adjustments are recorded as necessary to reduce the carrying value to fair value.

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

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at December 31, 2009 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $   1,150       1,150               --             --
      Trust preferred securities   15,318      15,318               --             --
      Municipal securities             29          29               --             --
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                  108          --              108             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate           5,800          --            5,800             --
      FHLMC participation certificates:
        Fixed rate                    543          --              543             --
        Adjustable rate            37,989          --           37,989             --
  Loans held for sale             100,673          --          100,673            --
  Mortgage servicing rights           320          --               --            320
  Commitments to originate loans      221          --               --            221
  Forward sales commitments         1,711          --               --          1,711
                                -------------------------------------------------------
Total assets                    $ 163,862      16,497          145,113          2,252
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $     893          --               --            893
  Forward sales commitments            79          --               --             79
                                -------------------------------------------------------
Total liabilities               $     972          --               --            972
                                =======================================================


     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2009 (in thousands):




                                        Quoted Prices in    Significant     Significant
                                        Active Markets for     Other        Unobservable
                                   Fair  Identical Assets    Observable        Inputs
                                   Value     (Level 1)    Inputs (Level 2)    (Level 3)
                                -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $  21,625      21,625               --             --
      Municipal securities             29          29
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                  114          --              114             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate           5,991          --            5,991             --
      FHLMC participation certificates:
        Fixed rate                    579          --              579             --
        Adjustable rate            39,865          --           39,865             --
  Loans held for sale              81,367          --           81,367             --
  Mortgage servicing rights           351          --               --            351
  Commitments to originate loans    1,230          --               --          1,230
  Forward sales commitments           260          --               --            260
                                -------------------------------------------------------
Total assets                    $ 151,411      21,654          127,916          1,841
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $     206          --               --            206
  Forward sales commitments           638          --               --            638
                                -------------------------------------------------------
Total liabilities               $     844          --               --            844
                                =======================================================






     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2009           $      351         1,023             (378)
Total realized and unrealized
  gains (losses):
    Included in net income                  (36)       (1,695)           2,010
    Included in other comprehensive
      income                                 --            --               --
Purchases, issuances, and settlements         5            --               --
Transfers in (out) of Level 3                --            --               --
                                      ---------------------------------------------
Balance at December 31, 2009         $      320          (672)           1,632
                                      =============================================



     Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2009, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Recovery
                             Servicing    on Mortgage       Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $    (41)               5          315
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
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

Impaired loans

     Loans for which it is probable that the Company will not collect principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and other internal assessments of value. Impaired loans are classified within Level 3 of the fair value hierarchy.

    The carrying value of impaired loans that were re-measured during the three month period was $45.4 million at December 31, 2009.


Foreclosed Assets Held For Sale


     Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the "new basis") and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. Fair value is estimated through current appraisals, broker price opinions, or listing prices. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

     The carrying value of foreclosed assets held for sale was $13.9 million at December 31, 2009. During the three month period ended December 31, 2009, charge-offs related to foreclosed assets held for sale that were re-measured during the period totaled $15,000.


     The following table presents the carrying values and fair values of the Company's financial instruments at December 31, 2009, which have not been previously reported. Dollar amounts are expressed in thousands.




                                                     Estimated
                                        Carrying         fair
                                         value          value
                                      --------------------------
Financial Assets:
  Cash and cash equivalents          $  27,802         27,802
  Securities:
    Held to maturity                     1,301          1,467
  Stock in Federal Home Loan Bank       21,789         21,789
  Mortgage-backed securities:
    Held to maturity                    44,535         44,791
  Loans receivable:
    Held for investment              1,191,592      1,227,844

Financial Liabilities:
  Customer deposit accounts            706,930        717,160
  Brokered deposit accounts            165,427        165,966
  Advances from FHLB                   449,009        455,548
  Subordinated debentures               25,774         25,774




                                       Contract or    Estimated
                                        notional      unrealized
                                         amount          gain
                                      --------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $   9,034             45
  Lending commitments - floating
    rate                                    --             --
  Commitments to sell loans                 --             --





     The fair value estimates presented are based on pertinent information available to management as of December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above. The method of estimating fair values does not incorporate the exit-price concept of fair value prescribed by ASC 820, Fair Value Measures and Disclosures.


(15) SUPERVISORY AGREEMENT

     On April 30, 2010, the Board of Directors of North American Savings Bank, F.S.B. (the "Bank"), a wholly owned subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, effective as of that date. The agreement requires, among other things, that the Bank revise its policies regarding internal asset review, obtain an independent assessment of its allowance for loan and lease losses methodology and conduct an independent third-party review of a portion of its commercial and construction loan portfolios. The agreement also directs the Bank to provide a plan to reduce its classified assets and its reliance on brokered deposits, and restricts the payment of dividends or other capital distributions by the Bank or the Company during the period of
the agreement.   The agreement did not direct the Bank to raise capital,
make management or board changes, revise any loan policies or restrict lending growth. The Bank received written communication from OTS that, notwithstanding the existence of the Supervisory Agreement, the Bank will not be deemed to be in "troubled condition."


(16) IMPAIRMENT OF INVESTMENT IN LLC

     The Company's investment in Central Platte Holdings LLC ("Central Platte) consists of a 50% ownership interest in an entity that develops land for residential real estate sales. The Company accounts for its investment in Central Platte under the equity method. Sales of lots have not met previous expectations and, as a result, the Company evaluated its investment for impairment. The Company performed a valuation analysis of its investment in Central Platte in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the quarter ended December 31, 2009. The Company's investment in Central Platte, after the impairment charge, was $16.5 million at December 31, 2009.

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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2009, were $1,527.2 million, a decrease of $32.4 million from September 30, 2009, the prior fiscal year end.

     Loans receivable held for investment were $1,220.7 million as of December 31, 2009, a decrease of $39.0 million during the three month period. The weighted average rate on such loans as of December 31, 2009 was 6.35%, an increase from 6.17% as of December 31, 2008.

     Loans receivable held for sale as of December 31, 2009 were $100.7 million, an increase of $19.3 million from September 30, 2009. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2009, the Bank originated and purchased $435.6 million in mortgage loans held for sale, $31.3 million in mortgage loans held for investment, and $457,000 in other loans. This total of $467.4 million in loans compares to $297.6 million in loans originated and purchased during the three months ended December 31, 2008.

     The Bank classifies problem assets as "substandard," "doubtful" or "loss." Substandard assets have one or more defined weaknesses, and it is possible that the Bank will sustain some loss unless the deficiencies are corrected. Doubtful assets have the same defects as substandard assets plus other weaknesses that make collection or full liquidation improbable. Assets classified as loss consist of the reserved portion of loans classified as impaired pursuant to ASC 310-10-35.

     The following table summarizes the Bank's classified assets as reported to the OTS, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.


                             12/31/09      9/30/09     12/31/08
                            -------------------------------------
Asset Classification:
   Substandard              $ 122,175       69,158       36,513
   Doubtful                        --           --           --
   Loss                        10,977        6,415        1,231
                            -------------------------------------
                              133,152       75,573       37,744
Allowance for losses on
  loans and real estate
  owned                       (29,154)     (20,699)     (13,899)
                            -------------------------------------
                            $ 103,998       54,874       23,845
                            =====================================


     The increase in classified assets during the three month period ended December 31, 2009, was primarily the result of an increase in impaired loans within the Bank's commercial real estate and residential construction and development loan portfolios.

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure. Dollar amounts are expressed in thousands.


                             12/31/09       9/30/09     12/31/08
                            ----------------------------------------
Total Assets               $ 1,527,170    1,559,562      1,526,454
                            ========================================

Non-accrual loans          $    24,237       29,618         15,297
Troubled debt
  restructurings                24,609       23,366             --
Net real estate and
  other assets acquired
  through foreclosure           13,860       10,140          9,315
                            ----------------------------------------
     Total                 $    62,706       63,124         24,612
                            ========================================
Percent of total assets          4.11%        4.05%          1.61%
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

     Investment securities were $17.8 million as of December 31, 2009, a decrease of $5.1 million from September 30, 2009. During the three month period, the Bank purchased trust preferred securities of $15.1 million and sold $21.3 million of corporate debt securities.

     Mortgage-backed securities were $89.0 million as of December 31, 2009, an increase of $31.3 million from the prior year end. During the three month period, the Bank purchased collateralized mortgage obligations of $35.8 million.

     The Company's investment in LLCs, which is accounted for using the equity method, was $19.0 million at December 31, 2009, a decrease of $2.0 million from September 30, 2009. During the quarter, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC. The Company and its independent audit firm, BKD, LLP, consulted with the U.S. Securities and Exchange Commission's Office of the Chief Accountant regarding their interpretation of accounting guidance for measuring impairment of an equity method investment. As a result, the Company evaluated its methodology for measuring impairment of its investment in Central Platte. The Company prepared an analysis of the value of its investment in Central Platte based upon various scenarios. As a result, the Company determined that an impairment charge of $2.0 million ($1.2 million, net of tax) was appropriate for the quarter ended December 31, 2009. The Company performed a similar analysis of its investment in Central Platte as of September 30, 2009, and determined that it was not materially impaired as of that date. The Company's investment in Central Platte, after the impairment charge, was $16.5 million at December 31, 2009.


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $32.3 million during the three months ended December 31, 2009. The weighted average rate on customer and brokered deposits as of December 31, 2009 was 2.04%, a decrease from 3.26% as of December 31, 2008.

     Advances from the FHLB were $449.0 million as of December 31, 2009, an increase of $8.0 million from September 30, 2009. During the three month period, the Bank borrowed $10.0 million of new advances and repaid $2.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of December 31, 2009. Such debentures resulted from the issuance of Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust
I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $4.9 million as of December 31, 2009, a decrease of $5.3 million from September 30, 2009. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2009.

     Total stockholders' equity as of December 31, 2009 was $164.9 million (10.8% of total assets). This compares to $166.4 million (10.7% of total assets) at September 30, 2009. On a per share basis, stockholders' equity was $20.95 on December 31, 2009, compared to $21.15 on September 30, 2009.

     The Company paid cash dividends on its common stock of $0.225 per share on November 27, 2009. Subsequent to the quarter ended December 31, 2009, the Company announced a cash dividend of $0.225 per share to be paid on February 26, 2010, to stockholders of record as of February 5, 2010.

     Total stockholders' equity as of December 31, 2009 includes an unrealized gain, net of deferred income taxes, on available for sale securities of $796,000. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                             Three months ended
                           ------------------------
                            12/31/09      12/31/08
                           ------------------------
Return on assets              0.34%         0.96%
Return on equity              3.21%         9.51%
Equity-to-assets ratio       10.79%        10.11%
Dividend payout ratio       133.18%        48.52%

RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2009 and 2008.

     For the three months ended December 31, 2009, the Company had net income of $1,329,000 or $0.17 per share. This compares to net income of $3,648,000 or $0.46 per share for the three months ended December 31, 2008.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2009 and 2008. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/09   As of
                                  --------------------------- 12/31/09
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,311,849    20,606   6.28%    6.24%
  Mortgage-backed securities        81,295       884   4.35%    4.41%
  Securities                        45,115       472   4.18%    4.45%
  Bank deposits                     26,649         3   0.05%    0.01%
                                 --------------------------------------
    Total earning assets         1,464,908    21,965   5.99%    6.00%
                                            ---------------------------
Non-earning assets                  68,841
                                 ----------
      Total                     $1,533,749
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 181,511       346   0.76%    0.49%
  Customer and brokered
    certificates of deposit        702,941     4,347   2.47%    2.46%
  FHLB Advances                    443,052     3,339   3.01%    2.92%
  Subordinated debentures           25,000       128   2.05%    1.93%
                                 --------------------------------------
    Total costing liabilities    1,352,504     8,160   2.41%    2.33%
                                            ---------------------------
Non-costing liabilities             13,084
Stockholders' equity               168,161
                                 ----------
      Total                     $1,533,749
                                 ==========
Net earning balance             $  112,404
                                 ==========
Earning yield less costing rate                        3.58%    3.67%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,464,908    13,805   3.77%
                                 ============================



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





                                       Three months ended December 31, 2009, compared to
                                             three months ended December 31, 2008
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,140)        (494)         21      (1,613)
  Mortgage-backed securities                  71          237          31         339
  Securities                                 158           83         127         368
  Bank deposits                              (81)         (35)         32         (84)
                                        -----------------------------------------------
Net change in interest income               (992)        (209)        211        (990)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (2,561)         547        (192)     (2,206)
  FHLB Advances                           (1,227)        (781)        186      (1,822)
  Subordinated debentures                   (185)          --          --        (185)
                                        -----------------------------------------------
Net change in interest expense            (3,973)        (234)         (6)     (4,213)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   2,981           25         217       3,223
                                        ===============================================




     Net interest margin before loan loss provision for the three months ended December 31, 2009 increased $3.2 million from the same period in the prior year. Specifically, interest income decreased $990,000, which was offset by a $4.2 million decrease in interest expense for the period. Interest on loans decreased $1.6 million as the result of a 34 basis point decrease in the average yield and a $29.8 million decrease in the average balance of loans receivable outstanding during the period. This decrease in interest income was partially offset by a $339,000 increase in interest on mortgage-backed securities due to a $24.7 million increase in the average balance and a 50 basis point increase in the average yield of such securities. In addition, interest on investment securities increased $368,000 due to a $20.0 million increase in the average balance and a 252 basis point increase in the average yield of such securities. Interest expense on customer and brokered deposit accounts decreased $2.2 million due to a $64.9 million decrease in the average balance and a 125 basis point decrease in the average rate paid on such interest-costing liabilities. Interest expense on FHLB advances decreased $1.8 million as the result of a $79.1 million decrease in the average balance and a 94 basis point decrease in the average rate paid on such liabilities. Interest expense on subordinated debentures decreased $185,000 due to a 296 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $9.0 million during the quarter ended December 31, 2009 in response to a significant increase in loans classified as substandard or loss. Additionally, management determined that the increased provision was appropriate due to the continued uncertainty in the real estate market. The Company recorded a provision for loan losses of $250,000 during the quarter ended December 31, 2008, due primarily to increases in commercial real estate and residential construction and development loans classified as special mention. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 21.9% of total classified assets at December 31, 2009, 27.4% at September 30, 2009, and 36.8% at December 31, 2008.

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

OTHER INCOME
     Other income for the three months ended December 31, 2009 increased $5.0 million from the same period in the prior year. Specifically, gain on sale of securities available for sale increased $3.1 million due to the sale of corporate debt securities during the period. Gain on sale of loans held for sale increased $2.2 million due to increased mortgage banking volume during the period. Customer service fees and charges increased $461,000 due primarily to an increase in miscellaneous loan origination fees resulting from the increase in mortgage banking volume. Provision for loss on real estate owned decreased $250,000 due to a decrease in charge-offs of foreclosed assets held for sale during the period. Loan servicing fees increased $238,000 due primarily to a decrease in capitalized servicing amortization, which resulted from a decrease in actual prepayments and estimated future repayments of the underlying mortgage loans during the period. In addition, other income increased $758,000 due primarily to recording the net fair value of certain loan-related commitments in accordance with GAAP. These increases in other income were partially offset by a $2.0 million impairment charge related the Company's investment in LLCs.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2009 increased $4.1 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $640,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $1.9 million due primarily to an increase in mortgage banking volume for the period. Federal deposit insurance premium expense increased $1.2 million related to an increase in premium rates and a one-time adjustment to allocate accrued premium expense to the proper period. Additionally, other expense increased $190,000 due primarily to increases in legal, consulting, and other fees related to the Company's lending operations.


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


INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. Deposit insurance premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory groups. Currently, deposit insurance premiums range from 7 to 77.5 basis points of the institution's total deposit accounts, depending on the institution's risk classification. The Bank is currently considered "well capitalized," which is the most favorable capital group and supervisory subgroup. DIF-insured institutions are also assessed a premium to service the interest on Financing Corporation ("FICO") debt.

     On May 22, 2009, the Federal Deposit Insurance Corporation (FDIC) adopted a rule imposing a five basis point special assessment on all insured financial institutions' assets minus its Tier I capital as of June 30, 2009, which was collected on September 30, 2009. On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth calendar quarter of 2009, and all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 31, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third calendar quarter of 2009.

REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2009, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2009, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2009                                  Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 166,738
Adjustment for regulatory capital:
  Intangible assets                                    (2,646)
  Disallowed portion of servicing assets
    and deferred tax assets                               (25)
  Reverse the effect of SFAS No. 115                     (796)
                                                     ---------
    Tangible capital                                  163,271
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     163,271
  Qualifying general valuation allowance               15,804
                                                     ---------
       Risk-based capital                           $ 179,075
                                                     =========



                                                               As of December 31, 2009
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 179,075     14.2%       100,957      >=8%      126,197     >=10%
Core capital to adjusted tangible assets    163,271     10.9%        60,086      >=4%       75,107      >=5%
Tangible capital to tangible assets         163,271     10.9%        22,532     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      163,271     12.9%            --        --       75,718      >=6%

</Table


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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility.
Management continues to use FHLB advances as a primary source of short-term funding. At December 31, 2009, the Bank had $75.9 million available in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts.



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


SUBSEQUENT EVENT

     On April 30, 2010, the Board of Directors of North American Savings Bank, F.S.B. (the "Bank"), a wholly owned subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, effective as of that date. The agreement requires, among other things, that the Bank revise its policies regarding internal asset review, obtain an independent assessment of its allowance for loan and lease losses methodology and conduct an independent third-party review of a portion of its commercial and construction loan portfolios. The agreement also directs the Bank to provide a plan to reduce its classified assets and its reliance on brokered deposits, and restricts the payment of dividends or other capital distributions by the Bank or the Company during the period of
the agreement.   The agreement did not direct the Bank to raise capital,
make management or board changes, revise any loan policies or restrict lending growth. The Bank received written communication from OTS that, notwithstanding the existence of the Supervisory Agreement, the Bank will not be deemed to be in "troubled condition."

     On April 14, 2010, the audit committee of the board of directors of NASB Financial, Inc. recommended and the board of directors subsequently approved the dismissal of the Company's independent accountant, KPMG LLP ("KPMG"), who was engaged on September 22, 2009, as the principal accountant to audit the consolidated financial statements of the Company for the fiscal year ending September 30, 2010. On April 14, 2010, the Company re-engaged BKD to serve as its principal independent accountant to review the Company's consolidated financial statements for the quarter ended December 31, 2009, and for the duration of the year ending September 30, 2010. BKD previously served as the Company's independent accountant prior to the Company's engagement of KPMG. The Company filed a Form 8-K with the Securities and Exchange Commission on April 20, 2010, which fully describes the change in independent accountants.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2009.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2009.



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



                                              NASB Financial, Inc.
                                                  (Registrant)


June 4, 2010                               By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



June 4, 2010                               By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19