Form 10-Q
period 2010-03-31
NASB FINANCIAL INC
filed 2010-06-14
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2010

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of June 4, 2010, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                           March 31,     September 30,
                                              2010            2009
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $     6,887         63,250

Securities:
  Available for sale, at fair value           19,000         21,654
  Held to maturity, at cost                    1,258          1,290

Stock in Federal Home Loan Bank, at cost      19,169         26,640

Mortgage-backed securities:
  Available for sale, at fair value            1,021         46,549
  Held to maturity, at cost                   60,489         11,125

Loans receivable:
  Held for sale, at fair value                94,030         81,367
  Held for investment, net                 1,192,582      1,259,694
  Allowance for loan losses                  (25,886)       (20,699)
                                           ----------     -----------
Total loans receivable, net                1,260,726      1,320,362
                                           ----------     -----------

Accrued interest receivable                    5,576          6,195
Foreclosed assets held for sale, net          23,977         10,140
Premises and equipment, net                   13,114         13,393
Investment in LLCs                            19,021         21,045
Mortgage servicing rights, net                   309            351
Deferred income tax asset, net                 9,750          6,651
Income taxes receivable                        2,238             --
Other assets                                  17,740         10,917
                                           ----------     ----------
                                         $ 1,460,275      1,559,562
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   713,953        696,781
  Brokered deposit accounts                  155,315        207,844
  Advances from Federal Home Loan Bank       386,000        441,026
  Subordinated debentures                     25,774         25,774
  Escrows                                      6,367         10,178
  Income taxes payable                            --          4,210
  Accrued expenses and other liabilities       6,880          7,361
                                           ----------     ----------
      Total liabilities                    1,294,289      1,393,174
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,564         16,525
  Retained earnings                          185,899        184,891
  Treasury stock, at cost;
    1,989,498  shares                        (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       462          1,911
                                           ----------     ----------
      Total stockholders' equity             165,986        166,388
                                           ----------     ----------
                                         $ 1,460,275      1,559,562
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2010         2009          2010         2009
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                   $ 19,261       20,898        39,867       43,117
Interest on mortgage-backed securities              779          498         1,663        1,043
Interest and dividends on securities                463          357           935          461
Other interest income                                 5            5             8           92
                                               ---------    ---------     ---------    ---------
  Total interest income                          20,508       21,758        42,473       44,713
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             4,186        6,398         8,879       13,297
Interest on advances from FHLB                    3,084        4,131         6,423        9,292
Interest on subordinated debentures                 119          223           247          536
                                               ---------    ---------     ---------    ---------
  Total interest expense                          7,389       10,752        15,549       23,125
                                               ---------    ---------     ---------    ---------
    Net interest income                          13,119       11,006        26,924       21,588
Provision for loan losses                         5,000        1,000        14,000        1,250
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             8,119       10,006        12,924       20,338
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                           53          (20)           79         (232)
  Impairment recovery (loss) on mortgage
       servicing rights                              (1)          18             4           41
  Customer service fees and charges               1,573        1,740         3,431        3,137
  Provision for loss on real estate owned          (208)          --          (208)        (250)
  Gain on sale of securities available
       for sale                                   1,564           --         4,652           --
  Gain from sale of loans receivable
       held for sale                              7,117        5,502        14,084       10,245
  Impairment loss on investments in LLCs             --           --        (2,000)          --
  Other                                            (784)       1,990          (528)       1,488
                                               ---------    ---------     ---------    ---------
    Total other income                            9,314        9,230        19,514       14,429
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,477        4,266         8,978        8,127
  Commission-based mortgage banking compensation  3,235        3,435         7,351        5,623
  Premises and equipment                          1,057        1,096         2,047        2,063
  Advertising and business promotion              1,507        1,098         2,876        2,394
  Federal deposit insurance premiums                434           37         1,672           71
  Other                                           1,610        1,612         3,053        2,865
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    12,320       11,544        25,977       21,143
                                               ---------    ---------     ---------    ---------
    Income before income tax expense              5,113        7,692         6,461       13,624
Income tax expense                                1,894        2,961         1,913        5,245
                                               ---------    ---------     ---------    ---------
    Net income                                  $ 3,219        4,731         4,548        8,379
                                               =========    =========     =========    =========
Basic earnings per share                        $  0.41         0.60          0.58         1.06
                                               =========    =========     =========    =========
Diluted earnings per share                      $  0.41         0.60          0.58         1.06
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,867,614     7,867,614    7,867,614




See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2009       $ 1,479       16,525    184,891    (38,418)    1,911        166,388
  Comprehensive income:
    Net income                        --           --      4,548         --        --          4,548
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --    (1,449)        (1,449)
         available for sale                                                                  -------
    Total comprehensive income                                                                 3,099
  Cash dividends paid ($0.45
    per share)                        --           --     (3,540)        --        --         (3,540)
  Stock based compensation expense    --           39         --         --        --             39
                               ----------------------------------------------------------------------
Balance at March 31, 2010        $ 1,479       16,564    185,899    (38,418)      462        165,986
                               ======================================================================



                                                    Six months ended
                                                     March 31, 2010
                                                   ------------------
                                                 (Dollars in thousands)
Reclassification Disclosure:

Unrealized gain on available for sale securities,
   net of income taxes of $884                        $     1,412
Reclassification adjustment for gain included in
   net income, net of income taxes of $1,791               (2,861)
                                                          --------
Change in unrealized gain (loss) on available for sale
   securities, net of income tax of $(907)            $    (1,449)
                                                          ========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                             2010        2009
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  4,548        8,379
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                964          880
  Amortization and accretion, net                            (519)      (2,295)
  Gain on sale of securities available for sale            (4,652)          --
  Loss from investment in LLCs                                 30           19
  Impairment loss on investment in LLCs                     2,000           --
  Impairment recovery on mortgage
    servicing rights                                           (4)         (41)
  Gain from loans receivable held for sale                (14,084)     (10,245)
  Provision for loan losses                                14,000        1,250
  Provision for loss on real estate owned                     208          250
  Origination of loans receivable held for sale          (773,468)    (649,904)
  Sale of loans receivable held for sale                  774,889      653,822
  Stock based compensation - stock options                     39           49
Changes in:
  Net fair value of loan-related commitments                  216       (1,428)
  Accrued interest receivable                                 619          283
  Prepaid and accrued expenses, other liabilities
    and income taxes payable                              (15,328)       3,933
                                                          ----------------------
Net cash provided by (used in) operating activities       (10,542)       4,952

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        5,539            9
    Available for sale                                      3,630        8,133
  Principal repayments of investment securities:
    Held to maturity                                           53           --
    Available for sale                                          5            5
  Principal repayments of mortgage loans receivable
    held for investment                                    94,776      142,283
  Principal repayments of other loans receivable            2,998        2,971
  Loan origination - mortgage loans receivable
    held for investment                                   (55,686)    (153,770)
  Loan origination - other loans receivable                (1,104)      (2,299)
  Purchase of mortgage loans receivable held for
    investment                                               (931)        (580)
  Proceeds from sale (purchase) of Federal Home Loan
    Bank stock                                              7,471         (356)
  Purchase of mortgage backed securities held
    to maturity                                           (54,806)          --
  Purchase of investment securities available for sale    (18,290)     (37,252)
  Proceeds from sale of investment securities available
    for sale                                               22,538           --
  Proceeds from sale of mortgage-backed securities
    available for sale                                     42,762           --
  Proceeds from sale of real estate owned                   4,771       3,935
  Purchases of premises and equipment, net                   (705)        (251)
  Investment in LLCs                                           (6)        (395)
  Other                                                      (863)         183
                                                          ----------------------
Net cash provided by (used in) investing activities        52,152      (37,384)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                             2010        2009
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                            (35,622)      97,339
  Proceeds from advances from Federal Home Loan Bank       10,000      193,000
  Repayment on advances from Federal Home Loan Bank       (65,000)    (264,000)
  Cash dividends paid                                      (3,540)      (3,540)
  Change in escrows                                        (3,811)      (2,434)
                                                          ----------------------
Net cash provided by (used in) financing activities       (97,973)      20,365
                                                          ----------------------
Net decrease in cash and cash equivalents                 (56,363)     (12,067)
Cash and cash equivalents at beginning of the period       63,250       21,735
                                                          ----------------------
Cash and cash equivalents at end of period               $  6,887        9,668
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $ 10,832        6,041
  Cash paid for interest                                   15,614       21,446

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 27,809       10,736
    Conversion of real estate owned to loans receivable        --          383
    Capitalization of originated mortgage servicing rights      5           --









See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The condensed consolidated balance sheet of the Company as of September 30, 2009, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2010, have remained unchanged from September 30, 2009. These policies relate to the allowance for loan losses, the valuation of derivative instruments, and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2009.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER
     SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/10    3/31/09        3/31/10    3/31/09
                                             ----------------------    ----------------------
Net income (in thousands)                     $  3,219      4,731          4,548      8,379

Average common shares outstanding            7,867,614  7,867,614      7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --             --         --
                                             ----------------------    ----------------------
Average diluted common shares                7,867,614  7,867,614      7,867,614  7,867,614

Earnings per share:
   Basic                                      $   0.41       0.60           0.58       1.06
   Diluted                                        0.41       0.60           0.58       1.06



     At March 31, 2010, options to purchase 62,038 shares of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share, as they were considered anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale at March 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $   3,203       35        --       3,238
Trust preferred securities     15,075      663        --      15,738
Municipal securities               24       --        --          24
                            ------------------------------------------
     Total                  $  18,302      698        --      19,000
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
                            ===========================================


     During the six month period ended March 31, 2010, the Company realized gross gains of $3.3 million and no gross losses on the sale of securities available for sale. There were no sales of securities available for sale during the six month period ended March 31, 2009.


     The scheduled maturities of securities available for sale at March 31, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                         Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       5       --          --            5
Due from one to five years         19       --          --           19
Due from five to ten years      3,203       35          --        3,238
Due after ten years            15,075      663          --       15,738
                            -------------------------------------------
     Total                  $  18,302      698          --       19,000
                            ===========================================


(4) SECURITIES HELD TO MATURITY

     The following table presents a summary of securities held to maturity at March 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset-backed securities     $   1,258      202        --       1,460
                            ------------------------------------------
     Total                  $   1,258      202        --       1,460
                            ===========================================

     The following table presents a summary of securities held to maturity at September 30, 2009. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset-backed securities     $   1,290       85        --       1,375
                            ------------------------------------------
     Total                  $   1,290       85        --       1,375
                            ===========================================


     The scheduled maturities of securities held to maturity at March 31, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due after ten years         $   1,258      202          --        1,460
                            -------------------------------------------
     Total                  $   1,258      202          --        1,460
                            ===========================================


     Actual maturities of securities held to maturity may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments which are callable.

     There were no dispositions of securities held to maturity during the six month periods ended March 31, 2010 and 2009.


(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale at March 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     104        1        --         105
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             200        5        --         205
FHLMC participation
  certificates:
    - fixed rate                  483       40        --         523
    - adjustable rate             181        7        --         188
                            ------------------------------------------
     Total                  $     968       53        --       1,021
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
                            ===========================================


     During six month period ended March 31, 2010, the Company realized gross gains of $1.4 million and no gross losses on the sale of mortgage-backed securities available for sale. There were no sales of mortgage-backed securities available for sale during the six month period ended March 31, 2009.

     The scheduled maturities of mortgage-backed securities available for sale at March 31, 2010, are presented in the following table.
Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from five to ten years  $     483       40          --          523
Due after ten years               485       13          --          498
                            -------------------------------------------
     Total                  $     968       53          --        1,021
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


(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity at March 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      56       --        --          56
FNMA pass-through certificates:
  Fixed rate                        8       --        --           8
  Balloon maturity and
    adjustable rate                41       --        --          41
Collateralized mortgage
  obligations                  60,384      427      (154)     60,657
                            ------------------------------------------
     Total                  $  60,489      427      (154)     60,762
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
                            ===========================================


     There were no sales of mortgage-backed securities held to maturity during the six month periods ended March 31, 2010 and 2009.

    The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at March 31, 2010. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Collateralized mortgage
  obligations              $  23,782        154    $      --        --
                          ---------------------------------------------
   Total                   $  23,782        154    $      --        --
                          =============================================


     The scheduled maturities of mortgage-backed securities held to maturity at March 31, 2010, are presented in the following table.
Dollar amounts are expressed in thousands.


                                       Gross        Gross    Estimated
                           Amortized  unrealized  unrealized    fair
                             cost       gains       losses      value
                          --------------------------------------------
Due from five to ten years $   105          --          --         105
Due after ten years         60,384         427        (154)     60,657
                         ---------------------------------------------
     Total                 $60,489         427        (154)     60,762
                         =============================================


     Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(7) LOANS RECEIVABLE

     Loans receivable are as follows at March 31, 2010. Dollar amounts are expressed in thousands.


LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  359,084
      Business properties                                460,800
      Partially guaranteed by VA or
        insured by FHA                                     4,760
    Construction and development                         280,701
                                                       ----------
       Total mortgage loans                            1,105,345
  Commercial loans                                       115,011
  Installment loans to individuals                        11,966
                                                       ----------
    Total loans held for investment                    1,232,322
  Less:
    Undisbursed loan funds                               (31,586)
    Unearned discounts and fees and costs
      on loans, net                                       (8,154)
                                                       ----------
     Net loans held for investment                    $1,192,582
                                                       ==========

LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 150,133
    Less:
      Undisbursed loan funds                             (56,103)
                                                       ----------
        Net loans held for sale                        $  94,030
                                                       ==========


     Included in the loans receivable balances at March 31, 2010, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $21.4 million. Loans and participations serviced for others amounted to approximately $83.5 million at March 31, 2010.

     The following table presents the activity in the allowance for losses on loans for the period ended March 31, 2010. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2009               $  20,699
     Provisions                                  14,000
     Charge-offs                                 (8,814)
     Recoveries                                       1
                                                --------
     Balance at March 31, 2010               $   25,886
                                                ========

(8) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at March 31, 2010. Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 24,252
Less:  allowance for losses                                (275)
                                                       ----------
   Total                                               $ 23,977
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


 (9) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended March 31, 2010. Dollar amounts are expressed in thousands.


     Balance at October 1, 2009               $    351
     Additions:
        Originated mortgage servicing rights         5
        Impairment recovery                          4
     Reductions:
        Amortization                               (51)
                                                --------
     Balance at March 31, 2010                $    309
                                                ========


(10) SUBORDINATED DEBENTURES

     On December 13, 2006, NASB Financial, Inc. (the "Company"), through its wholly owned statutory trust, NASB Preferred Trust I (the "Trust"), issued $25.0 million of pooled Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of NASB Financial Inc.'s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by NASB Financial, Inc. upon formation, NASB Financial. Inc. owns all the common securities of the Trust.

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

(11) INCOME TAXES

     During the six month period ended March 31, 2010, the Company's liability for unrecognized tax benefit was eliminated as a result of the settlements with various taxing authorities.

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




Three months ended                     Mortgage     Other and
March 31, 2010               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 13,228        --         (109)          13,119
Provision for loan losses     5,000        --           --            5,000
Other income                  1,784     7,918         (388)           9,314
General and administrative
  expenses                    5,711     6,835         (226)          12,320
Income tax expense (benefit)  1,656       417         (179)           1,894
                            ---------------------------------------------------
    Net income             $  2,645       666          (92)           3,219
                            ===================================================





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
                            ===================================================



Six months ended                       Mortgage     Other and
March 31, 2010               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 27,150        --         (226)          26,924
Provision for loan losses    14,000        --           --           14,000
Other income                  4,021    18,354       (2,861)          19,514
General and administrative
  expenses                   11,985    14,420         (428)          25,977
Income tax expense (benefit)  1,497     1,515       (1,099)           1,913
                            ---------------------------------------------------
    Net income             $  3,689     2,419       (1,560)           4,548
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
                            ===================================================





(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value.
As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $70,000, an increase in other liabilities of $249,000, and a decrease in other income of $179,000 for the quarter ended March 31, 2010. The Company recorded a decrease in other assets of $938,000, an increase in other liabilities of $936,000, and a decrease in other income of $1.9 million for the six month period ended March 31, 2010.

    Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $292,000, an increase in other liabilities of $60,000, and a decrease in other income of $352,000 during the quarter ended March 31, 2010. The Company recorded an increase in other assets of $1.2 million, a decrease in other liabilities of $499,000, and an increase in other income of $1.6 million during the six month period ended March 31, 2010.

     The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2010, is disclosed in Footnote 14, Fair Value Measurements.


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

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at March 31, 2010 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $   3,238       3,238               --             --
      Trust preferred securities   15,738      15,738               --             --
      Municipal securities             24          24               --             --
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                  105          --              105             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate             205          --              205             --
      FHLMC participation certificates:
        Fixed rate                    523          --              523             --
        Adjustable rate               188          --              188             --
  Loans held for sale              94,030          --           94,030            --
  Mortgage servicing rights           309          --               --            309
  Commitments to originate loans      292          --               --            292
  Forward sales commitments         1,418          --               --          1,418
                                -------------------------------------------------------
Total assets                    $ 116,070      19,000           95,051          2,019
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $   1,142          --               --          1,142
  Forward sales commitments           139          --               --            139
                                -------------------------------------------------------
Total liabilities               $   1,281          --               --          1,281
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
                                =======================================================






     The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (in thousands):




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2009           $      351         1,023             (378)
Total realized and unrealized
  gains (losses):
    Included in net income                  (47)       (1,873)           1,657
    Included in other comprehensive
      income                                 --            --               --
Purchases, issuances, and settlements         5            --               --
Transfers in (out) of Level 3                --            --               --
                                      ---------------------------------------------
Balance at March 31, 2010            $      309          (850)           1,279
                                      =============================================



     Realized and unrealized gains and losses noted in the table above and included in net income for the six month period ended March 31, 2010, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Recovery
                             Servicing    on Mortgage       Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $    (51)               4         (216)
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
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

    The carrying value of impaired loans that were re-measured during the six month period was $36.7 million at March 31, 2010.


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

          The carrying value of foreclosed assets held for sale was $24.0 million at March 31, 2010. During the six month period ended March 31, 2010, charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the period totaled $278,000.


Investment in LLCs

     Investments in LLCs are accounted for using the equity method of accounting. Such investments are analyzed for impairment in accordance with ASC 323-10-35-32, which states that an other than temporary decline in value of an equity method investment should be recognized.

     The carrying value of the Company's investment in LLCs was $19.0 million at March 31, 2010. During the six month period ended March 31, 2010, the Company recorded an impairment charge of $2.0 million on its investment in LLCs.

     The following table presents the carrying values and fair values of the Company's financial instruments at March 31, 2010, which have not been previously reported. Dollar amounts are expressed in thousands.




                                                     Estimated
                                        Carrying         fair
                                         value          value
                                      --------------------------
Financial Assets:
  Cash and cash equivalents          $   6,887          6,887
  Securities:
    Held to maturity                     1,258          1,460
  Stock in Federal Home Loan Bank       19,169         19,169
  Mortgage-backed securities:
    Held to maturity                    60,489         60,762
  Loans receivable:
    Held for investment              1,166,696      1,194,843

Financial Liabilities:
  Customer deposit accounts            713,953        719,984
  Brokered deposit accounts            155,315        155,479
  Advances from FHLB                   386,000        391,527
  Subordinated debentures               25,774         25,774





                                       Contract or    Estimated
                                        notional      unrealized
                                         amount          gain
                                      --------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $   9,238              3
  Lending commitments - floating
    rate                                    --             --
  Commitments to sell loans                 --             --





     The fair value estimates presented are based on pertinent information available to management as of March 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above. The method of estimating fair values does not incorporate the exit-price concept of fair value prescribed by ASC 820, Fair Value Measures and Disclosures.

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


(16) IMPAIRMENT OF INVESTMENT IN LLC

     The Company's investment in Central Platte Holdings LLC ("Central Platte) consists of a 50% ownership interest in an entity that develops land for residential real estate sales. The Company accounts for its investment in Central Platte under the equity method. Sales of lots have not met previous expectations and, as a result, the Company evaluated its investment for impairment. The Company performed a valuation analysis of its investment in Central Platte in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the quarter ended December 31, 2009. The Company's investment in Central Platte, after the impairment charge, was $16.5 million at March 31, 2010.

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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2010 were $1,460.3 million, a decrease of $99.3 million from September 30, 2009, the prior fiscal year end.

     Loans receivable held for investment were $1,192.6 million as of March 31, 2010, a decrease of $67.1 million during the six month period. The weighted average rate on such loans as of March 31, 2010 was 6.35%, an increase from 6.30% as of March 31, 2009.

     Loans receivable held for sale as of March 31, 2010 were $94.0 million, an increase of $12.7 million from September 30, 2009. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2010, the Bank originated and purchased $773.5 million in mortgage loans held for sale, $56.6 million in mortgage loans held for investment, and $1.1 million in other loans. This total of $831.2 million in loans compares to $806.7 million in loans originated and purchased during the six months ended March 31, 2009.

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


                              3/31/10      9/30/09      3/31/09
                            -------------------------------------
Asset Classification:
   Substandard              $ 119,571       69,158       40,638
   Doubtful                        --           --           --
   Loss                        11,959        6,415        1,424
                            -------------------------------------
                              131,530       75,573       42,062
Allowance for losses on
  loans and real estate
  owned                       (26,161)     (20,699)     (13,513)
                            -------------------------------------
                            $ 105,369       54,874       28,549
                            =====================================


     The increase in classified assets during the six month period ended March 31, 2010, was primarily the result of an increase in impaired loans within the Bank's commercial real estate and residential construction and development loan portfolios.

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure. Dollar amounts are expressed in thousands.


                              3/31/10      9/30/09        3/31/09
                            ----------------------------------------
Total Assets               $ 1,460,275    1,559,562      1,549,748
                            ========================================

Non-accrual loans          $    31,758       29,618         18,249
Troubled debt
  restructurings                24,951       23,366             --
Net real estate and
  other assets acquired
  through foreclosure           23,977       10,140          9,901
                            ----------------------------------------
     Total                 $    80,686       63,124         28,150
                            ========================================
Percent of total assets          5.53%        4.05%          1.81%
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

      In accordance with the Supervisory Agreement of April 30, 2010, with the Office of Thrift Supervision, the Bank is required to engage a third-party consultant to perform an independent review of a significant portion of its non-homogenous loan portfolios, an independent assessment of its internal asset review structure, and an independent assessment of its allowance for loan and lease losses methodology. The outcomes from these reviews could result in changes to the Company's classified asset levels and ALLL methodology and, consequently, could necessitate additional loss provisions during the quarter ending June 30, 2010.

     Investment securities were $20.3 million as of March 31, 2010, a decrease of $2.7 million from September 30, 2009. During the six month period, the Bank purchased securities of $18.3 million and sold $22.5 million of securities available for sale.

     Mortgage-backed securities were $61.5 as of March 31, 2010, an increase of $3.8 million from the prior year end. During the six month period, the Bank purchased mortgage-backed securities of $54.8 million and sold $42.8 million of mortgage-backed securities available for sale.

     The Company's investment in LLCs, which is accounted for using the equity method, was $19.0 million at March 31, 2010, a decrease of $2.0 million from September 30, 2009. During the quarter ended December 31, 2009, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC. The Company and its independent audit firm, BKD, LLP, consulted with the U.S. Securities and Exchange Commission's Office of the Chief Accountant regarding their interpretation of accounting guidance for measuring impairment of an equity method investment. As a result, the Company evaluated its methodology for measuring impairment of its investment in Central Platte. The Company prepared an analysis of the value of its investment in Central Platte based upon various scenarios. As a result, the Company determined that an impairment charge of $2.0 million ($1.2 million, net of tax) was appropriate for the quarter ended December 31, 2009. There have been no events subsequent to December 31, 2009, that would indicate an additional impairment in value of the Company's investment in Central Platte, which was $16.5 million at March 31, 2010.


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $35.4 million during the six months ended March 31, 2010. The weighted average rate on customer and brokered deposits as of March 31, 2010 was 1.94%, a decrease from 2.99% as of March 31, 2009.

     Advances from the FHLB were $386.0 million as of March 31, 2010, a decrease of $55.0 million from September 30, 2009. During the six month period, the Bank borrowed $10.0 million of new advances and repaid $65.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of March 31, 2010. Such debentures resulted from the issuance of Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust
I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $6.4 million as of March 31, 2010, a decrease of $3.8 million from September 30, 2009. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2009.

     Total stockholders' equity as of March 31, 2010 was $166.0 million (11.4% of total assets). This compares to $166.4 million (10.7% of total assets) at September 30, 2009. On a per share basis, stockholders' equity was $21.10 on March 31, 2010, compared to $21.15 on September 30, 2009.

     The Company paid cash dividends on its common stock of $0.225 per share on November 27, 2009 and February 26, 2010. In accordance with the Supervisory Agreement of April 30, 2010, with the Office of Thrift Supervision, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement.

     Total stockholders' equity as of March 31, 2010 includes an unrealized gain, net of deferred income taxes, on available for sale securities of $462,000. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Six months ended
                           ------------------------
                            3/31/10       3/31/09
                           ------------------------
Return on assets              0.60%         1.09%
Return on equity              5.47%        10.81%
Equity-to-assets ratio       11.37%        10.18%
Dividend payout ratio        77.84%        42.25%

RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2010 and 2009.

     For the three months ended March 31, 2010, the Company had net income of $3,219,000 or $0.41 per share. This compares to net income of $4,731,000 or $0.60 per share for the quarter ended March 31, 2009.

     For the six months ended March 31 2010, the Company had net income of $4,548,000 or $0.58 per share. This compares to net income of $8,379,000 or $1.06 per share for the six months ended March 31, 2009.

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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2010 and 2009. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Six months ended 3/31/10    As of
                                  --------------------------- 3/31/10
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,287,490    39,867   6.19%    6.24%
  Mortgage-backed securities        75,250     1,663   4.42%    5.25%
  Securities                        42,902       935   4.36%    4.67%
  Bank deposits                     27,541         8   0.06%    0.01%
                                 --------------------------------------
    Total earning assets         1,433,183    42,473   5.93%    6.13%
                                            ---------------------------
Non-earning assets                  72,260
                                 ----------
      Total                     $1,505,443
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 181,964       592   0.65%    0.51%
  Customer and brokered
    certificates of deposit        691,897     8,287   2.40%    2.33%
  FHLB Advances                    430,187     6,423   2.99%    2.98%
  Subordinated debentures           25,000       247   1.98%    1.90%
                                 --------------------------------------
    Total costing liabilities    1,329,048    15,549   2.34%    2.25%
                                            ---------------------------
Non-costing liabilities              8,422
Stockholders' equity               167,973
                                 ----------
      Total                     $1,505,443
                                 ==========
Net earning balance             $  104,135
                                 ==========
Earning yield less costing rate                        3.59%    3.88%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,433,183    26,924   3.76%
                                 ============================



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





                                         Six months ended March 31, 2010, compared to
                                               six months ended March 31, 2009
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $  (1,218)      (2,080)         48      (3,250)
  Mortgage-backed securities                 164          395          61         620
  Securities                                 373           55          46         474
  Bank deposits                              (84)          (2)          2         (84)
                                        -----------------------------------------------
Net change in interest income               (765)      (1,632)        157      (2,240)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (4,869)         665        (214)     (4,418)
  FHLB Advances                           (1,618)      (1,509)        258      (2,869)
  Subordinated debentures                   (289)          --          --        (289)
                                        -----------------------------------------------
Net change in interest expense            (6,776)        (844)         44      (7,576)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   6,011         (788)        113       5,336
                                        ===============================================




      Net interest margin before loan loss provision for the six months ended March 31, 2010 increased $5.3 million from the same period in the prior year. Specifically, interest income decreased $2.2 million, which was offset by a $7.5 million decrease in interest expense for the period. Interest on loans decreased $3.3 million primarily as the result of a $65.3 million decrease in the average balance of loans receivable outstanding during the period. This decrease in interest income was partially offset by a $620,000 increase in interest on mortgage-backed securities due to a $20.7 million increase in the average balance and a 60 basis point increase in the average yield of such securities. In addition, interest on investment securities increased $474,000 due to a $4.6 million increase in the average balance and a 195 basis point increase in the average yield of such securities. Interest expense on customer and brokered deposit accounts decreased $4.4 million due to a $41.6 million decrease in the average balance and a 117 basis point decrease in the average rate paid on such interest-costing liabilities. Interest expense on FHLB advances decreased $2.9 million as the result of an $83.4 million decrease in the average balance and a 63 basis point decrease in the average rate paid on such liabilities. Interest expense on subordinated debentures decreased $289,000 due to a 231 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $5.0 million during the quarter ended March 31, 2010, due primarily to increases in loan charge-offs related to the residential construction and development portfolio. The Company recorded a provision for loan losses of $9.0 million during the quarter ended December 31, 2009 in response to a significant increase in loans classified as substandard or loss. Additionally, management determined that the increased provision was appropriate due to the continued uncertainty in the real estate market. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 19.9% of total classified assets at March 31, 2010, 27.4% at September 30, 2009, and 32.1% at March 31, 2009.

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

OTHER INCOME
     Other income for the three months ended March 31, 2010 increased $84,000 from the same period in the prior year. Specifically, gain on sale of securities available for sale increased $1.6 million due to the sale of securities available for sale during the period. Gain on sale of loans held for sale increased $1.6 million due primarily to increased mortgage banking spreads during the period. These increases were offset by a $2.8 million decrease in other income, due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in expenses related to foreclosed assets held for sale. In addition, provision for loss on real estate owned increased $208,000 due to an increase in foreclosed assets held for sale. Customer service fees and charges decreased $167,000 due to decrease in return item and overdraft charges on deposit accounts and a decrease in miscellaneous loan fees resulting from lower mortgage loan origination volume during the period.

     Other income for the six months ended March 31, 2010 increased $5.1 million from the same period in the prior year. Specifically, gain on sale of securities available for sale increased $4.7 million due to the sale of securities available for sale during the period. Gain on sale of loans held for sale increased $3.8 million due to increased mortgage banking volume during the period. Customer service fees and charges increased $294,000. Loan servicing fees increased $311,000 due primarily to a decrease in capitalized servicing amortization, which resulted from a decrease in actual prepayments and estimated future repayments of the underlying mortgage loans during the period. These increases were offset by a $2.0 million decrease in other income, due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in expenses related to foreclosed assets held for sale. In addition, the Company recorded a $2.0 million impairment charge related the Company's investment in LLCs during the quarter ended December 31, 2009.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2010 increased $776,000 from the same period in the prior year. Specifically, compensation and fringe benefits increased $211,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments. Federal deposit insurance premium expense increased $397,000 related to an increase in premium rates from the prior year. Additionally, advertising and business promotion expense increased $409,000 due to costs related the Company's rebranding efforts and due to an increase in costs related to the mortgage banking operation. These increases were offset by a $200,000 decrease in commission-based mortgage banking compensation due primarily to a decrease in mortgage banking volume for the period.

     Total general and administrative expenses for the six months ended March 31, 2010 increased $4.8 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $851,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $1.7 million due primarily to an increase in mortgage banking volume for the period. Federal deposit insurance premium expense increased $1.6 million related primarily to an increase in premium rates. Advertising and business promotion expense increased $482,000 due to costs related the Company's rebranding efforts and due to an increase in costs related to the mortgage banking operation. Additionally, other expense increased $188,000 due primarily to increases in consulting fees and credit, appraisal, and other fees related to the Company's lending operations.


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


REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2010, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2010, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2010                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 167,747
Adjustment for regulatory capital:
  Intangible assets                                    (2,621)
  Disallowed portion of servicing assets
    and deferred tax assets                               (24)
  Reverse the effect of SFAS No. 115                     (462)
                                                     ---------
    Tangible capital                                  164,640
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     164,640
  Qualifying general valuation allowance               14,202
                                                     ---------
       Risk-based capital                           $ 178,842
                                                     =========



                                                                 As of March 31, 2010
                                            -------------------------------------------------------------------
                                                                 Minimum required for    Minimum required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 178,842     14.9%        96,221      >=8%      120,277     >=10%
Core capital to adjusted tangible assets    164,640     11.5%        57,379      >=4%       71,724      >=5%
Tangible capital to tangible assets         164,640     11.5%        21,517     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      164,640     13.7%            --        --       72,166      >=6%


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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At March 31, 2010, the Bank had $114.0 million available in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts.

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


Item 2.   Changes in Securities
          None.


Item 3.   Defaults Upon Senior Securities
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
     The annual stockholder's meeting was held on January 26, 2010. The following persons were elected to NASB Financial Inc.'s Board of Directors for three-year terms:
                                David H. Hancock
                                Linda S. Hancock
                                Paul L. Thomas

     The firm of KPMG LLP was ratified for appointment as independent auditors for the fiscal year ended September 30, 2010.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


June 14, 2010                              By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



June 14, 2010                              By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19