Form 10-Q
period 2010-06-30
NASB FINANCIAL INC
filed 2010-08-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    June 30, 2010

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 6, 2010, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            June 30,     September 30,
                                              2010            2009
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $     9,510         63,250

Securities:
  Available for sale, at fair value            6,303         21,654
  Held to maturity, at cost                    1,268          1,290

Stock in Federal Home Loan Bank, at cost      17,431         26,640

Mortgage-backed securities:
  Available for sale, at fair value              969         46,549
  Held to maturity, at cost                   53,376         11,125

Loans receivable:
  Held for sale, at fair value               138,591         81,367
  Held for investment, net                 1,129,884      1,259,694
  Allowance for loan losses                  (33,852)       (20,699)
                                           ----------     -----------
Total loans receivable, net                1,234,623      1,320,362
                                           ----------     -----------

Accrued interest receivable                    5,243          6,195
Foreclosed assets held for sale, net          25,120         10,140
Premises and equipment, net                   12,939         13,393
Investment in LLCs                            18,992         21,045
Mortgage servicing rights, net                   277            351
Deferred income tax asset, net                13,546          6,651
Income taxes receivable                          469             --
Other assets                                  15,862         10,917
                                           ----------     ----------
                                         $ 1,415,928      1,559,562
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   811,800        696,781
  Brokered deposit accounts                   47,661        207,844
  Advances from Federal Home Loan Bank       349,000        441,026
  Subordinated debentures                     25,774         25,774
  Escrows                                      8,438         10,178
  Income taxes payable                            --          4,210
  Accrued expenses and other liabilities       7,934          7,361
                                           ----------     ----------
      Total liabilities                    1,250,607      1,393,174
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,584         16,525
  Retained earnings                          185,439        184,891
  Treasury stock, at cost;
    1,989,498 shares                         (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       237          1,911
                                           ----------     ----------
      Total stockholders' equity             165,321        166,388
                                           ----------     ----------
                                         $ 1,415,928      1,559,562
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(In thousands, except share data)



                                                 Three months ended         Nine months ended
                                                       June 30,                  June 30,
                                               ----------------------     ----------------------
                                                  2010         2009          2010         2009
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                   $ 19,804       20,993        59,671       64,110
Interest on mortgage-backed securities              829          451         2,492        1,494
Interest and dividends on securities                229        1,081         1,164        1,542
Other interest income                                 2            2            10           94
                                               ---------    ---------     ---------    ---------
  Total interest income                          20,864       22,527        63,337       67,240
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             4,342        6,246        13,221       19,543
Interest on advances from FHLB                    2,468        3,920         8,891       13,212
Interest on subordinated debentures                 124          173           371          709
                                               ---------    ---------     ---------    ---------
  Total interest expense                          6,934       10,339        22,483       33,464
                                               ---------    ---------     ---------    ---------
    Net interest income                          13,930       12,188        40,854       33,776
Provision for loan losses                        11,500        4,000        25,500        5,250
                                               ---------    ---------     ---------    ---------
    Net interest income after provision
      for loan losses                             2,430        8,188        15,354       28,526
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                           21          112           100         (120)
  Impairment recovery (loss) on mortgage
       servicing rights                               6          (11)           10           30
  Customer service fees and charges               1,923        2,127         5,354        5,264
  Provision for loss on real estate owned        (1,486)          --        (1,694)        (250)
  Gain on sale of securities available
       for sale                                     867          548         5,519          548
  Gain from sale of loans receivable
       held for sale                             10,682        9,170        24,766       19,415
  Impairment loss on investments in LLCs             --           --        (2,000)          --
  Other                                            (491)         796        (1,019)       2,284
                                               ---------    ---------     ---------    ---------
    Total other income                           11,522       12,742        31,036       27,171
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,890        5,094        13,868       13,221
  Commission-based mortgage banking compensation  4,494        4,695        11,845       10,318
  Premises and equipment                          1,081          928         3,128        2,991
  Advertising and business promotion              1,316        1,079         4,192        3,473
  Federal deposit insurance premiums                438          843         2,110          914
  Other                                           2,690        1,393         5,743        4,258
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    14,909       14,032        40,886       35,175
                                               ---------    ---------     ---------    ---------
    Income (loss) before income tax expense        (957)       6,898         5,504       20,522
Income tax expense (benefit)                       (497)       2,656         1,416        7,901
                                               ---------    ---------     ---------    ---------
    Net income (loss)                           $  (460)       4,242         4,088       12,621
                                               =========    =========     =========    =========
Basic earnings (loss) per share                 $ (0.06)        0.54          0.52         1.60
                                               =========    =========     =========    =========
Diluted earnings (loss) per share               $ (0.06)        0.54          0.52         1.60
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,867,614     7,867,614    7,867,614




See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2009       $ 1,479       16,525    184,891    (38,418)    1,911        166,388
  Comprehensive income:
    Net income                        --           --      4,088         --        --          4,088
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --    (1,674)        (1,674)
         available for sale                                                                  -------
    Total comprehensive income                                                                 2,414
  Cash dividends paid ($0.45
    per share)                        --           --     (3,540)        --        --         (3,540)
  Stock based compensation expense    --           59         --         --        --             59
                               ----------------------------------------------------------------------
Balance at June 30, 2010         $ 1,479       16,584    185,439    (38,418)      237        165,321
                               ======================================================================



                                                   Nine months ended
                                                     June 30, 2010
                                                   ------------------
                                                 (Dollars in thousands)
Reclassification Disclosure:

Unrealized gain on available for sale securities,
   net of income taxes of $1,077                      $     1,720
Reclassification adjustment for gain included in
   net income, net of income taxes of $2,125               (3,394)
                                                          --------
Change in unrealized gain (loss) on available for sale
   securities, net of income tax of $(1,048)          $    (1,674)
                                                          ========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2010        2009
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  4,088       12,621
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                              1,426        1,322
  Amortization and accretion, net                          (1,076)      (3,520)
  Gain on sale of securities available for sale            (5,519)        (548)
  Loss from investment in LLCs                                 60           54
  Impairment loss on investment in LLCs                     2,000           --
  Impairment recovery on mortgage
    servicing rights                                          (10)         (30)
  Gain from loans receivable held for sale                (24,766)     (19,415)
  Provision for loan losses                                25,500        5,250
  Provision for loss on real estate owned                   1,694          250
  Origination of loans receivable held for sale        (1,183,591)  (1,189,455)
  Sale of loans receivable held for sale                1,151,133    1,154,301
  Stock based compensation - stock options                     59           73
Changes in:
  Net fair value of loan-related commitments                  451       (2,123)
  Accrued interest receivable                                 952         (100)
  Prepaid and accrued expenses, other liabilities
    and income taxes payable                              (15,147)       3,051
                                                          ----------------------
Net cash used in operating activities                     (42,746)     (38,269)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        8,338           13
    Available for sale                                      3,681       11,238
  Principal repayments of investment securities:
    Held to maturity                                           53           --
    Available for sale                                          5            5
  Principal repayments of mortgage loans receivable
    held for investment                                   176,391      208,348
  Principal repayments of other loans receivable            4,297        4,279
  Loan origination - mortgage loans receivable
    held for investment                                   (84,415)    (199,295)
  Loan origination - other loans receivable                (1,969)      (3,428)
  Purchase of mortgage loans receivable held for
    investment                                             (1,002)      (1,049)
  Proceeds from sale (purchase) of Federal Home Loan
    Bank stock                                              9,209         (356)
  Purchase of mortgage backed securities held
    to maturity                                           (54,806)          --
  Purchase of investment securities available for sale    (28,923)    (104,412)
  Proceeds from sale of investment securities available
    for sale                                               46,379       28,262
  Proceeds from sale of mortgage-backed securities
    available for sale                                     47,122           --
  Proceeds from sale of real estate owned                   8,707        6,086
  Purchases of premises and equipment, net                   (992)        (374)
  Investment in LLCs                                           (6)        (476)
  Other                                                      (258)         198
                                                          ----------------------
Net cash provided by (used in) investing activities       131,811      (50,961)


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                            Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2010        2009
                                                          ----------------------
Cash flows from financing activities:
  Net increase (decrease) in customer and
     brokered deposit accounts                            (45,525)     170,369
  Proceeds from advances from Federal Home Loan Bank       48,000      319,000
  Repayment on advances from Federal Home Loan Bank      (140,000)    (402,000)
  Cash dividends paid                                      (3,540)      (5,310)
  Change in escrows                                        (1,740)      (1,702)
                                                          ----------------------
Net cash provided by (used in) financing activities      (142,805)      80,357
                                                          ----------------------
Net decrease in cash and cash equivalents                 (53,740)      (8,873)
Cash and cash equivalents at beginning of the period       63,250       21,735
                                                          ----------------------
Cash and cash equivalents at end of period               $  9,510       12,862
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $ 12,221        9,336
  Cash paid for interest                                   23,748       32,072

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 40,992       15,716
    Conversion of real estate owned to loans receivable       344          391
    Capitalization of originated mortgage servicing rights      5           --
    Transfer of securities from held to maturity to
      available for sale                                    4,360           --








See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the nine month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The condensed consolidated balance sheet of the Company as of September 30, 2009, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2010, have remained unchanged from September 30, 2009. These policies relate to the allowance for loan losses, the valuation of derivative instruments, and the valuation of mortgage servicing rights. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2009.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS (LOSS) PER SHARE TO DILUTED
    EARNINGS (LOSS) PER SHARE

     The following table presents a reconciliation of basic earnings
(loss) per share to diluted earnings (loss) per share for the periods indicated.




                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/10    6/30/09        6/30/10    6/30/09
                                             ----------------------    ----------------------
Net income (loss) (in thousands)              $   (460)     4,242          4,088     12,621

Average common shares outstanding            7,867,614  7,867,614      7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --             --         --
                                             ----------------------    ----------------------
Average diluted common shares                7,867,614  7,867,614      7,867,614  7,867,614

Earnings (loss) per share:
   Basic                                      $  (0.06)      0.54           0.52       1.60
   Diluted                                       (0.06)      0.54           0.52       1.60



     At June 30, 2010 and 2009, options to purchase 62,038 and 72,038 shares, respectively, of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale at June 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $   3,187      175        --       3,362
Trust preferred securities      2,758      159        --       2,917
Municipal securities               24       --        --          24
                            ------------------------------------------
     Total                  $   5,969      334        --       6,303
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
                            ===========================================


     During the nine month period ended June 30, 2010, the Company realized gross gains of $4.1 million and no gross losses on the sale of securities available for sale. The Company realized gross gains of $548,000 and no gross losses on the sale of securities available for sale during the nine month period ended June 30, 2009.


     The scheduled maturities of securities available for sale at June 30, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                         Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       5       --          --            5
Due from one to five years         19       --          --           19
Due from five to ten years      3,187      175          --        3,362
Due after ten years             2,758      159          --        2,917
                            -------------------------------------------
     Total                  $   5,969      334          --        6,303
                            ===========================================


(4) SECURITIES HELD TO MATURITY

     The following table presents a summary of securities held to maturity at June 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset-backed securities     $   1,268      228        --       1,496
                            ------------------------------------------
     Total                  $   1,268      228        --       1,496
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
                            ===========================================


     The scheduled maturities of securities held to maturity at June 30, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due after ten years         $   1,268      228          --        1,496
                            -------------------------------------------
     Total                  $   1,268      228          --        1,496
                            ===========================================


     Actual maturities of securities held to maturity may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments which are callable.

     There were no dispositions of securities held to maturity during the nine month periods ended June 30, 2010 and 2009.


(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale at June 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $     101        1        --         102
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             198        6        --         204
FHLMC participation
  certificates:
    - fixed rate                  443       39        --         482
    - adjustable rate             175        6        --         181
                            ------------------------------------------
     Total                  $     917       52        --         969
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
                            ===========================================


     During nine month period ended June 30, 2010, the Company realized gross gains of $1.4 million and gross losses of $8,000 on the sale of mortgage-backed securities available for sale. There were no sales of mortgage-backed securities available for sale during the nine month period ended June 30, 2009.

     During the quarter ended June 30, 2010, the Bank transferred a mortgage-backed security with an amortized cost of $4.4 million from the held to maturity category to the available for sale category. The amortized cost of the security approximated its market value; thus, there were no unrealized gains or losses at the date of transfer. The decision was made to transfer the security after it was determined that there was a significant deterioration in the underlying credit. The mortgage-backed security was subsequently sold during the quarter ended June 30, 2010 and a loss of $8,000 was recognized.

     The scheduled maturities of mortgage-backed securities available for sale at June 30, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from five to ten years  $     443       39          --          482
Due after ten years               474       13          --          487
                            -------------------------------------------
     Total                  $     917       52          --          969
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

(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity at June 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      54       --        --          54
FNMA pass-through certificates:
  Fixed rate                        8       --        --           8
  Balloon maturity and
    adjustable rate                36       --        --          36
Collateralized mortgage
  obligations                  53,278       63      (327)     53,014
                            ------------------------------------------
     Total                  $  53,376       63      (327)     53,112
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
                            ===========================================


     There were no sales of mortgage-backed securities held to maturity during the nine month periods ended June 30, 2010 and 2009.

    The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at June 30, 2010. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Collateralized mortgage
  obligations              $  43,057        327    $      --        --
                          ---------------------------------------------
   Total                   $  43,057        327    $      --        --
                          =============================================

     The scheduled maturities of mortgage-backed securities held to maturity at June 30, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                       Gross        Gross    Estimated
                           Amortized  unrealized  unrealized    fair
                             cost       gains       losses      value
                          --------------------------------------------
Due from one to five years $     8          --          --           8
Due from five to ten years      90          --          --          90
Due after ten years         53,278          63        (327)     53,014
                         ---------------------------------------------
     Total                 $53,376          63        (327)     53,112
                         =============================================


     Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.


(7) LOANS RECEIVABLE

     Loans receivable are as follows at June 30, 2010. Dollar amounts are expressed in thousands.


LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  355,592
      Business properties                                455,834
      Partially guaranteed by VA or
        insured by FHA                                     3,988
    Construction and development                         241,026
                                                       ----------
       Total mortgage loans                            1,056,440
  Commercial loans                                        94,015
  Installment loans to individuals                        11,533
                                                       ----------
    Total loans held for investment                    1,161,988
  Less:
    Undisbursed loan funds                               (24,777)
    Unearned discounts and fees and costs
      on loans, net                                       (7,327)
                                                       ----------
     Net loans held for investment                    $1,129,884
                                                       ==========

LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 208,463
    Less:
      Undisbursed loan funds                             (69,872)
                                                       ----------
        Net loans held for sale                        $ 138,591
                                                       ==========


     Included in the loans receivable balances at June 30, 2010 are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $17.6 million. Loans and participations serviced for others amounted to approximately $77.2 million at June 30, 2010.

     The following table presents the activity in the allowance for losses on loans for the period ended June 30, 2010. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2009               $  20,699
     Provisions                                  25,500
     Charge-offs                                (12,348)
     Recoveries                                       1
                                                --------
     Balance at June 30, 2010                $   33,852
                                                ========


(8) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at June 30, 2010. Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 26,663
Less:  allowance for losses                              (1,543)
                                                       ----------
   Total                                               $ 25,120
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


 (9) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended June 30, 2010. Dollar amounts are expressed in thousands.


     Balance at October 1, 2009               $    351
     Additions:
        Originated mortgage servicing rights         5
        Impairment recovery                         10
     Reductions:
        Amortization                               (89)
                                                --------
     Balance at June 30, 2010                 $    277
                                                ========


(10) SUBORDINATED DEBENTURES

     On December 13, 2006, NASB Financial, Inc. (the "Company"), through its wholly owned statutory trust, NASB Preferred Trust I (the "Trust"), issued $25.0 million of Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of NASB Financial Inc.'s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by NASB Financial, Inc. upon formation, NASB Financial. Inc. owns all the common securities of the Trust.

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


(11) INCOME TAXES

     During the nine month period ended June 30, 2010, the Company's liability for unrecognized tax benefit was eliminated as a result of the settlements with various taxing authorities.

     The Company's federal and state income tax returns for fiscal years 2007 through 2010 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.


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




Three months ended                     Mortgage     Other and
June 30, 2010                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 14,043        --         (113)          13,930
Provision for loan losses    11,500        --           --           11,500
Other income                  1,253    10,443         (174)          11,522
General and administrative
  expenses                    6,184     8,692           33           14,909
Income tax expense (benefit)   (920)      674         (251)            (497)
                            ---------------------------------------------------
    Net income (loss)      $ (1,468)    1,077          (69)            (460)
                            ===================================================





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
                            ===================================================



Nine months ended                      Mortgage     Other and
June 30, 2010                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 41,193        --         (339)          40,854
Provision for loan losses    25,500        --           --           25,500
Other income                  5,274    28,797       (3,035)          31,036
General and administrative
  expenses                   18,170    23,112         (396)          40,886
Income tax expense (benefit)    577     2,189       (1,350)           1,416
                            ---------------------------------------------------
    Net income             $  2,220     3,496       (1,628)           4,088
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
                            ===================================================





(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value.
As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $1.1 million, a decrease in other liabilities of $344,000, and an increase in other income of $1.4 million for the quarter ended June 30, 2010. The Company recorded an increase in other assets of $118,000, an increase in other liabilities of $592,000, and a decrease in other income of $474,000 for the nine month period ended June 30, 2010.

    Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $949,000, an increase in other liabilities of $687,000, and a decrease in other income of $1.6 million during the quarter ended June 30, 2010. The Company recorded an increase in other assets of $210,000, an increase in other liabilities of $188,000, and an increase in other income of $22,000 during the nine month period ended June 30, 2010.

     The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2010, is disclosed in Footnote 14, Fair Value Measurements.


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

     Mortgage-backed available for sale securities are valued by using broker dealer quotes for similar assets in markets that are not active. Such quotes are based on actual transactions for similar assets. Although the Company does not validate these quotes, they are reviewed by management for reasonableness in relation to current market conditions. Additionally, they are obtained from experienced brokers who have an established relationship with the Bank and deal regularly with these types of securities. The Company does not make any adjustment to the quotes received from broker dealers. These measurements are classified as Level 2.

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

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at June 30, 2010 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $   3,362       3,362               --             --
      Trust preferred securities    2,917       2,917               --             --
      Municipal securities             24          24               --             --
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                  102          --              102             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate             204          --              204             --
      FHLMC participation certificates:
        Fixed rate                    482          --              482             --
        Adjustable rate               181          --              181             --
  Loans held for sale             138,591          --          138,591             --
  Mortgage servicing rights           277          --               --            277
  Commitments to originate loans    1,348          --               --          1,348
  Forward sales commitments           470          --               --            470
                                -------------------------------------------------------
Total assets                    $ 147,958       6,303          139,560          2,095
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $     798          --               --            798
  Forward sales commitments           826          --               --            826
                                -------------------------------------------------------
Total liabilities               $   1,624          --               --          1,624
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
                                =======================================================






     The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the nine month periods ended June 30, 2010 and 2009 (in thousands):




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2009           $      351         1,023             (378)
Total realized and unrealized
  gains (losses):
    Included in net income                  (79)         (473)              22
    Included in other comprehensive
      income                                 --            --               --
Purchases, issuances, and settlements         5            --               --
Transfers in (out) of Level 3                --            --               --
                                      ---------------------------------------------
Balance at June 30, 2010             $      277           550             (356)
                                      =============================================




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2008           $      716           327             (319)
Total realized and unrealized
  gains (losses):
    Included in net income                 (271)         (125)           2,248
    Included in other comprehensive
      income                                 --            --               --
Purchases, issuances, and settlements        --            --               --
Transfers in (out) of Level 3                --            --               --
                                      ---------------------------------------------
Balance at June 30, 2009             $      445           202            1,929
                                      =============================================






     Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2010, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Recovery
                             Servicing    on Mortgage       Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $    (89)              10         (451)
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
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

    The carrying value of impaired loans that were re-measured during the nine month period was $56.2 million at June 30, 2010.


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

     The carrying value of foreclosed assets held for sale was $25.1 million at June 30, 2010. During the nine month period ended June 30, 2010, charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the period totaled $1.5 million.

Investment in LLCs

     Investments in LLCs are accounted for using the equity method of accounting. These investments are analyzed for impairment in accordance with ASC 323-10-35-32, which states that an other than temporary decline in value of an equity method investment should be recognized. The Company evaluates its investments in LLCs using a multi-faceted approach. The internal model utilizes liquidation or appraised values as determined by an independent third party appraiser; an on-going business or discounted cash flows value; and a combination of both the previous approaches. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). Investment in LLCs are classified within Level 3 of the fair value hierarchy

     The carrying value of the Company's investment in LLCs was $19.0 million at June 30, 2010. During the nine month period ended June 30, 2010, the Company recorded an impairment charge of $2.0 million on its investment in LLCs (see Note 16).

     The following table presents the carrying values and fair values of the Company's financial instruments at June 30, 2010, which have not been previously reported. Dollar amounts are expressed in thousands.




                                                     Estimated
                                        Carrying         fair
                                         value          value
                                      --------------------------
Financial Assets:
  Cash and cash equivalents          $   9,510          9,510
  Securities:
    Held to maturity                     1,268          1,496
  Stock in Federal Home Loan Bank       17,431         17,431
  Mortgage-backed securities:
    Held to maturity                    53,376         53,112
  Loans receivable:
    Held for investment              1,096,032      1,125,353

Financial Liabilities:
  Customer deposit accounts            811,800        816,203
  Brokered deposit accounts             47,661         47,689
  Advances from FHLB                   349,000        353,983
  Subordinated debentures               25,774         25,774





                                       Contract or    Estimated
                                        notional      unrealized
                                         amount          gain
                                      --------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $   6,972             21
  Lending commitments - floating
    rate                                   120             (1)
  Commitments to sell loans                 --             --



     The following table presents the carrying values and fair values of the Company's financial instruments at September 30, 2009, which have not been previously reported. Dollar amounts are expressed in thousands.




                                                     Estimated
                                        Carrying         fair
                                         value          value
                                      --------------------------
Financial Assets:
  Cash and cash equivalents          $  63,250         63,250
  Securities:
    Held to maturity                     1,290          1,375
  Stock in Federal Home Loan Bank       26,640         26,640
  Mortgage-backed securities:
    Held to maturity                    11,125         11,343
  Loans receivable:
    Held for investment              1,238,995      1,272,543

Financial Liabilities:
  Customer deposit accounts            696,781        706,330
  Brokered deposit accounts            207,844        208,634
  Advances from FHLB                   441,026        449,613
  Subordinated debentures               25,774         25,774





                                       Contract or    Estimated
                                        notional      unrealized
                                         amount          gain
                                      --------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $   1,326             47
  Lending commitments - floating
    rate                                    --             --
  Commitments to sell loans                 --             --







     The fair value estimates presented are based on pertinent information available to management as of June 30, 2010 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above. The method of estimating fair values does not incorporate the exit-price concept of fair value prescribed by ASC 820, Fair Value Measures and Disclosures.


(15) SUPERVISORY AGREEMENT

     On April 30, 2010, the Board of Directors of North American Savings Bank, F.S.B. (the "Bank"), a wholly owned subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, effective as of that date. The agreement requires, among other things, that the Bank revise its policies regarding internal asset review, obtain an independent assessment of its allowance for loan and lease losses methodology and conduct an independent third-party review of a portion of its commercial and construction loan portfolios. The agreement also directs the Bank to provide a plan to reduce its classified assets and its reliance on brokered deposits, and restricts the payment of dividends or other capital distributions by the Bank during the period of the agreement. The agreement did not direct the Bank to raise capital, make management or board changes, revise any loan policies or restrict lending growth. The Bank received written communication from OTS that, notwithstanding the existence of the Supervisory Agreement, the Bank will not be deemed to be in "troubled condition."

     On April 30, 2010, the Company's Board of Directors entered into an agreement with the Office of Thrift Supervision ("OTS"), the Company's primary regulator, effective as of that date. The agreement restricts the payment of dividends or other capital distributions by the Company and restricts the Company's ability to incur, issue or renew any debt during the period of the agreement.

     As of June 30, 2010, the Company and the subsidiary Bank are in compliance with these regulatory agreements.


(16) IMPAIRMENT OF INVESTMENT IN LLC

The Company is a partner in two limited liability companies, Central Platte Holdings LLC ("Central Platte") and NBH, LLC ("NBH"), which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

     The Company's investment in Central Platte consists of a 50% ownership interest in an entity that develops land for residential real estate sales. Sales of lots had not met previous expectations and, as a result, the Company evaluated its investment for impairment, in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes liquidation or appraised values determined by an independent third party appraisal; an on-going business, or discounted cash flows value; and a combination of both the previous approaches.
The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the quarter ended December 31, 2009. The Company applied the same methodology to Central Platte as of September 30, 2009, which indicated no impairment. Inputs utilized in the model that differed from September 30, 2009 to December 31, 2009, included slower estimates of lot sales and an approximately 8.5% decrease in raw land values, which was supported by comparable independent third-party appraisals prepared during that period. The Company's investment in Central Platte was $16.5 million at June 30, 2010.

     The Company's investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The land is generally located near the Central Platte development and the Company intends to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured by utilizing comparable sales of raw land within the market area. As a result of this analysis, the Company determined that its investment in NBH was not materially impaired. The Company's investment in NBH was $2.5 million at June 30, 2010.

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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2010 were $1,415.9 million, a decrease of $143.6 million from September 30, 2009, the prior fiscal year end.

     Loans receivable held for investment were $1,129.9 million as of June 30, 2010, a decrease of $129.8 million during the nine month period. This decrease resulted primarily from decreases in the Bank's commercial real estate and residential construction and land development portfolios. The weighted average rate on such loans as of June 30, 2010 was 6.29%, a decrease from 6.32% as of June 30, 2009.

     Loans receivable held for sale as of June 30, 2010 were $138.6 million, an increase of $57.2 million from September 30, 2009. This portfolio consists of residential mortgage loans originated by the Bank's mortgage banking division that will be sold with servicing released. The increase from the prior year end is the result of significant loan origination volumes during the nine month period. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2010, the Bank originated and purchased $1,183.6 million in mortgage loans held for sale, $85.4 million in mortgage loans held for investment, and $2.0 million in other loans. This total of $1,271.0 million in loans compares to $1,393.2 million in loans originated and purchased during the nine months ended June 30, 2009.

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


                              6/30/10      9/30/09      6/30/09
                            -------------------------------------
Asset Classification:
   Substandard              $ 148,440       69,158       48,906
   Doubtful                       300           --           --
   Loss                        18,041        6,415        2,900
                            -------------------------------------
                              166,781       75,573       51,806
Allowance for losses on
  loans and real estate
  owned                       (35,395)     (20,699)     (16,376)
                            -------------------------------------
                            $ 131,386       54,874       35,430
                            =====================================


     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure. Dollar amounts are expressed in thousands.


                              6/30/10      9/30/09        6/30/09
                            ----------------------------------------
Total Assets               $ 1,415,928    1,559,562      1,615,130
                            ========================================

Non-accrual loans          $    23,189       29,618         30,377
Troubled debt
  restructurings                18,479       23,366          4,004
Net real estate and
  other assets acquired
  through foreclosure           25,120       10,140         12,037
                            ----------------------------------------
     Total                 $    66,788       63,124         46,418
                            ========================================
Percent of total assets          4.72%        4.05%          2.87%
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

     In accordance with the Supervisory Agreement of April 30, 2010, with the Office of Thrift Supervision, the Bank was required to engage a third-party consultant to perform an independent review of a significant portion of its non-homogenous loan portfolios, an independent assessment of its internal asset review structure, and an independent assessment of its allowance for loan and lease losses methodology. This review was completed during the quarter ended June 30, 2010, and resulted in an increase in classified assets, primarily in the Bank's residential land development portfolio. As new home and lot sales continue to slow in the current economic environment, management determined that the primary source of repayment for such loans was weakened and that it was prudent to classify them, typically as substandard. It should be noted that, although they are adversely classified, many of these loans continue to perform according to their contractual terms and, as such, are not deemed impaired at June 30, 2010.

     Investment securities were $7.6 million as of June 30, 2010, a decrease of $15.4 million from September 30, 2009. During the nine month period, the Bank purchased securities of $28.9 million and sold $46.4 million of securities available for sale. The Company realized gross gains of $4.1 million and no gross losses on the sale of securities available for sale during the period. Funds resulting from the sale of these securities were used to reduce Company's reliance on brokered deposits.

     Mortgage-backed securities were $54.3 million as of June 30, 2010, a decrease of $3.3 million from the prior year end. During the nine month period, the Bank purchased mortgage-backed securities of $54.8 million and sold $47.1 million of mortgage-backed securities available for sale. This activity was related to a restructuring of the Company's mortgage-backed securities portfolio which resulted in an increased yield on such assets. The average yield on the mortgage-backed securities portfolio was 5.03% at June 30, 2010, an increase from 4.48% at September 30, 2009.

     The Company's investment in LLCs, which is accounted for using the equity method, was $19.0 million at June 30, 2010, a decrease of $2.0 million from September 30, 2009. During the quarter ended December 31, 2009, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC. There have been no events subsequent to December 31, 2009, that would indicate an additional impairment in value of the Company's investment in Central
Platte, which was $16.5 million at June 30, 2010.   The Company's
investment in NBH, LLC was also evaluated for impairment and no material impairment was identified. The Company's investment in NBH, LLC was $2.5 million at June 30, 2010.


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $45.2 million during the nine months ended June 30, 2010. Specifically, customer deposits increased $115.0 million during the period, primarily due to an increase in retail certificates of deposits resulting from promotions during the period. Brokered deposits decreased $160.2 million during the period, as a result of the Company's effort to reduce its reliance on this funding source. The weighted average rate on customer and brokered deposits as of June 30, 2010 was 1.98%, a decrease from 2.53% as of June 30, 2009.

     Advances from the FHLB were $349.0 million as of June 30, 2010, a decrease of $92.0 million from September 30, 2009. During the nine month period, the Bank borrowed $48.0 million of new advances and repaid $140.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of June 30, 2010. Such debentures resulted from the issuance of Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust
I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $8.4 million as of June 30, 2010, a decrease of $1.7 million from September 30, 2009. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2009.

     Total stockholders' equity as of June 30, 2010 was $165.3 million (11.7% of total assets). This compares to $166.4 million (10.7% of total assets) at September 30, 2009. On a per share basis, stockholders' equity was $21.01 on June 30, 2010, compared to $21.15 on September 30, 2009.

     The Company paid cash dividends on its common stock of $0.225 per share on November 27, 2009 and February 26, 2010. In accordance with the agreement with the Office of Thrift Supervision, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement.

     Total stockholders' equity as of June 30, 2010 includes an unrealized gain, net of deferred income taxes, on available for sale securities of $237,000. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Nine months ended
                           ------------------------
                            6/30/10       6/30/09
                           ------------------------
Return on assets              0.37%         1.07%
Return on equity              3.29%        10.71%
Equity-to-assets ratio       11.68%        10.03%
Dividend payout ratio        86.59%        42.07%

RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2010 and 2009.

     For the three months ended June 30, 2010, the Company had a net loss of $(460,000) or $(0.06) per share. This compares to net income of $4.2 million or $0.54 per share for the quarter ended June 30, 2009.

     For the nine months ended June 30 2010, the Company had net income of $4.1 million or $0.52 per share. This compares to net income of $12.6 million or $1.60 per share for the nine months ended June 30, 2009.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2010 and 2009. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Nine months ended 6/30/10   As of
                                  --------------------------- 6/30/10
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,272,452    59,671   6.25%    6.12%
  Mortgage-backed securities        70,086     2,492   4.74%    5.03%
  Securities                        37,146     1,164   4.18%    3.83%
  Bank deposits                     24,262        10   0.05%    0.01%
                                 --------------------------------------
    Total earning assets         1,403,946    63,337   6.02%    6.01%
                                            ---------------------------
Non-earning assets                  75,744
                                 ----------
      Total                     $1,479,690
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 184,056       849   0.62%    0.50%
  Customer and brokered
    certificates of deposit        696,535    12,372   2.37%    2.39%
  FHLB Advances                    399,738     8,891   2.97%    2.82%
  Subordinated debentures           25,000       371   1.98%    1.98%
                                 --------------------------------------
    Total costing liabilities    1,305,329    22,483   2.30%    2.49%
                                            ---------------------------
Non-costing liabilities              6,406
Stockholders' equity               167,955
                                 ----------
      Total                     $1,479,690
                                 ==========
Net earning balance             $   98,617
                                 ==========
Earning yield less costing rate                        3.72%    3.52%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,403,946    40,854   3.88%
                                 ============================



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





                                         Nine months ended June 30, 2010, compared to
                                               nine months ended June 30, 2009
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (306)      (4,160)         27      (4,439)
  Mortgage-backed securities                 395          475         128         998
  Securities                                 128         (466)        (40)       (378)
  Bank deposits                              (84)           3          (3)        (84)
                                        -----------------------------------------------
Net change in interest income                133       (4,148)        112      (3,903)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (6,780)         637        (179)     (6,322)
  FHLB Advances                           (1,868)      (2,821)        368      (4,321)
  Subordinated debentures                   (338)          --          --        (338)
                                        -----------------------------------------------
Net change in interest expense            (8,986)      (2,184)        189     (10,981)
                                        -----------------------------------------------
  Increase in net interest
    margin                             $   9,119       (1,964)        (77)      7,078
                                        ===============================================




      Net interest margin before loan loss provision for the nine months ended June 30, 2010 increased $7.1 million from the same period in the prior year. Specifically, interest income decreased $3.9 million, which was offset by an $11.0 million decrease in interest expense for the period. Interest on loans decreased $4.4 million primarily as the result of an $88.3 million decrease in the average balance of loans receivable outstanding during the period. Interest on investment securities decreased $378,000 due primarily to a $16.1 million decrease in the average balance of such securities during the period. These decreases in interest income were partially offset by a $998,000 increase in interest on mortgage-backed securities due to a $16.9 million increase in the average balance and a 99 basis point increase in the average yield of such securities. Interest expense on customer and brokered deposit accounts decreased $6.3 million due primarily to a 106 basis point decrease in the average rate paid on such interest-costing liabilities. Interest expense on FHLB advances decreased $4.3 million as the result of a $108.7 million decrease in the average balance and a 49 basis point decrease in the average rate paid on such liabilities. Interest expense on subordinated debentures decreased $338,000 due to a 180 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $11.5 million during the quarter ended June 30, 2010, due primarily to increases in loans classified as substandard or loss related to the commercial real estate, residential construction and land development portfolios. In addition, the Company enhanced its ALLL methodology during the quarter to incorporate a shorter historical loss "look-back" period, and to more formally document qualitative factors used to determine the appropriate level of allowance for losses on loans. The Company recorded a provision for loan losses of $5.0 million during the quarter ended March 31, 2010, due primarily to a significant write-down of one loan within the Bank's land development portfolio. The property that collateralized this loan was acquired by the Bank by a deed in lieu of foreclosure during the quarter ended March 31, 2010. At that time, the Bank obtained an independent third-party appraisal of the property, resulting in a $6.6 million write-down, of which $1.4 million was specifically reserved in the prior quarter. The original plan for the property was a high-end residential development, which proved infeasible in the current market. Thus, the appraised value declined significantly due to longer estimated absorption periods, lower estimated lot prices, and the decline in demand for speculative development ground. The Company recorded a provision for loan losses of $9.0 million during the quarter ended December 31, 2009 in response to a significant increase in loans classified as substandard or loss. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 21.2% of total classified assets at June 30, 2010, 27.4% at September 30, 2009, and 31.6% at June 30, 2009.
The decrease in this ratio at June 30, 2010, is the result of an increase in classified assets in the Bank's residential land development portfolio during the period. However, as noted above, although they are adversely classified, many of these loans continue to perform in accordance with their contractual terms and, as such, are not deemed impaired at June 30, 2010.

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


OTHER INCOME
     Other income for the three months ended June 30, 2010 decreased $1.2 million from the same period in the prior year. Specifically, provision for loss on real estate owned increased $1.5 million due to deterioration in the value of foreclosed assets held for sale. Other income decreased $1.3 million due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in expenses related to foreclosed assets held for sale. Customer service fees and charges decreased $204,000 primarily due to decrease in miscellaneous loan fees resulting from lower mortgage loan origination volume during the period. These decreases in other income were partially offset by a $1.5 million increase in gain on sale of loans held for sale due primarily to increased mortgage banking spreads during the period. In addition, gain on sale of securities available for sale increased $319,000 due to the sale of securities available for sale during the period.

     Other income for the nine months ended June 30, 2010 increased $3.9 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $5.4 million due to increased mortgage banking spreads during the period. Gain on sale of securities available for sale increased $5.0 million due to the sale of securities available for sale during the period. Loan servicing fees increased $220,000 due primarily to a decrease in capitalized servicing amortization, which resulted from a decrease in actual prepayments and estimated future repayments of the underlying mortgage loans during the period. These increases were offset by a $3.3 million decrease in other income, due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in expenses related to foreclosed assets held for sale. Provision for loss on real estate owned increased $1.4 million due to deterioration in the value of foreclosed assets held for sale during the period. In addition, the Company recorded a $2.0 million impairment charge related to the Company's investment in LLCs during the quarter ended December 31, 2009.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2010 increased $877,000 from the same period in the prior year. Specifically, other expense increased $1.3 million due primarily to increases in legal and consulting fees and other expenses related to the Company's lending operations. Advertising and business promotion expense increased $237,000 due to costs related the Company's rebranding efforts and due to an increase in costs related to the mortgage banking operation. Premises and equipment expenses increased $153,000 due primarily to software related maintenance cost. These increases were partially offset by a $405,000 decrease in federal deposit insurance premium expense due to a special assessment that was accrued during the same period in the prior year. In addition, compensation and fringe benefits decreased $204,000 due primarily to a decrease in accrued bonus expense in the period. Commission-based mortgage banking compensation decreased $201,000 due primarily to a decrease in mortgage banking volume from the same period in the prior year.

     Total general and administrative expenses for the nine months ended June 30, 2010 increased $5.7 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $647,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $1.5 million due primarily to an increase in mortgage banking spreads from the same period in the prior year. Federal deposit insurance premium expense increased $1.2 million related primarily to an increase in premium rates. Advertising and business promotion expense increased $719,000 due to costs related the Company's rebranding efforts and due to an increase in costs related to the mortgage banking operation. Premises and equipment expenses increased $137,000 due primarily to software related maintenance cost. Additionally, other expense increased $1.5 million due primarily to increases in legal and consulting fees and other expenses related to the Company's lending operations.

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


INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provided that the basic deposit insurance limit would return to $100,000 after December 31, 2013. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the maximum deposit insurance amount of $250,000.

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


REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2010, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2010, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2010                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 167,181
Adjustment for regulatory capital:
  Intangible assets                                    (2,596)
  Disallowed portion of servicing assets
    and deferred tax assets                               (24)
  Reverse the effect of SFAS No. 115                     (237)
                                                     ---------
    Tangible capital                                  164,324
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     164,324
  Qualifying general valuation allowance               14,946
                                                     ---------
       Risk-based capital                           $ 179,270
                                                     =========

                                                                 As of June 30, 2010
                                            -------------------------------------------------------------------
                                                                 Minimum Required for    Minimum Required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 179,270     15.0%        95,464      >=8%      119,330     >=10%
Core capital to adjusted tangible assets    164,324     11.8%        55,665      >=4%       69,581      >=5%
Tangible capital to tangible assets         164,324     11.8%        20,874     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      164,324     13.7%            --        --       71,598      >=6%




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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. At June 30, 2010, the Bank had $133.8 million available in the form of additional FHLB advances. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank purchases brokered deposit accounts.

     The Bank entered into a Supervisory Agreement with the Office of Thrift Supervision on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank's plan to reduce brokered deposits to $145.0 million by June 30, 3010, $135.0 million by June 30, 2011 and $125.0 million by June 30, 2012. As of June 30, 2010, the Bank's brokered deposits totaled $47.4 million. Thus, the Bank could acquire an additional $97.6 million in brokered deposits and still comply with the plan as of June 30, 2010.

     Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and MBS. During periods of falling interest rates, these prepayments increase and a greater demand exists for new loans. The Bank's customer deposits are partially impacted by area competition. Management believes that the Bank will retain most of its maturing time deposits in the foreseeable future. However, any material funding needs that may arise in the future can be reasonably satisfied through the use of additional FHLB advances and/or brokered deposits. The Bank's contingency liquidity sources include the Federal Reserve discount window and sales of securities available for sale. Management is not aware of any other current market or economic conditions that could materially impact the Bank's future ability to meet obligations as they come due.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 9, 2010                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 9, 2010                             By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19