Form 10-K
period 2010-09-30
NASB FINANCIAL INC
filed 2010-12-14
CIK 1059131

Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-K


[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

           For the period ended    SEPTEMBER 30, 2010

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes   [ X ]No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the asking price of its Common Stock on March 31, 2010, was approximately $84.7 million.

     As of December 10, 2010, there were issued and outstanding
7,867,614 shares of the Registrant's common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2010.
2. Part III - Proxy Statement for the 2011 Annual Meeting of
   Stockholders.

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


                                       Fiscal 2010
                                  ----------------------
                                     Average     Yield/
                                     Balance      Rate
                                  ----------------------
Interest-earning assets:
  Loans                          $ 1,262,456     6.22%
  Mortgage-backed securities          65,420     4.85%
  Investments                         35,806     4.25%
  Bank deposits                       20,384     0.06%
                                  ----------------------
    Total earning assets           1,384,066     6.01%
Non-earning assets                    79,656   ---------
                                  -----------
      Total                      $ 1,463,722
                                  ===========

Interest-costing liabilities:
  Customer checking and savings
    deposit accounts              $  185,281     0.60%
  Customer and brokered
    certificates of deposit          699,011     2.34%
  FHLB advances                      380,112     3.00%
  Subordinated debentures             25,000     2.02%
                                  ----------------------
    Total costing liabilities      1,289,404     2.28%
Non-costing liabilities                6,269   ---------
Stockholders' equity                 168,049
                                  -----------
      Total                       $1,463,722
                                  ===========
Net earning balance               $   94,662
                                  ===========
Earning yield less costing rate                  3.73%
                                               =========





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

                               Year ended September 30,
                        ---------------------------------------
                          2010    2009    2008    2007    2006
                        ---------------------------------------
Return on average assets  0.42%   1.22%   0.61%   1.01%   1.35%
Return on average equity  3.78%  11.74%   6.16%  10.01%  13.60%
Equity to asset ratio    11.70%  10.67%  10.05%   9.92%  10.27%
Dividend payout ratio    55.99%  37.84%  76.16%  47.90%  45.59%


     The following table sets forth the amount of cash dividends per share paid on the Company's common stock during the months indicated.

                               Calendar year
             -----------------------------------------------
                2010     2009     2008      2007     2006
             -----------------------------------------------
February      $ 0.225    0.225     0.225     0.225    0.225
May                --    0.225     0.225     0.225    0.225
August             --    0.225     0.225     0.225    0.225
November           --    0.225     0.225     0.225    0.225


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




	                                                     As of September 30,
                         -------------------------------------------------------------------------
                             2010           2009           2008           2007           2006
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Mortgage loans:
 Permanent Loans on:
  Residential properties $633,943  46    492,658  34    458,087  31    428,520  29    441,123  29
  Business properties     450,305  32    474,487  34    496,671  34    489,978  33    482,029  32
  Partially guaranteed
    by VA or insured
    by FHA                  3,801  --      4,771  --      2,812  --      1,541  --      1,890  --
  Construction and
    development           208,039  15    329,457  23    396,777  27    476,081  33    506,034  34
                        -------------  -------------  -------------  -------------   ------------
  Total mortgage loans  1,296,088  93  1,301,373  91  1,354,347  92  1,396,120  95  1,431,076  95
Commercial loans           79,138   6    121,168   8     93,600   7     63,801   4     60,692   4
Installment loans to
    individuals            11,573   1     13,861   1     14,920   1     17,729   1     17,279   1
                        -------------  -------------  -------------  -------------  -------------
                       $1,386,799 100  1,436,402 100  1,462,867 100  1,477,650 100  1,509,047 100
                        =============  =============  =============  =============  =============



     The following table sets forth information at September 30, 2010, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.


                                        2012
                                      Through    After
                              2011      2015      2015        Total
                           ------------------------------------------
Mortgage Loans:
  Permanent:
   - at fixed rate       $   4,529     9,020     555,878     569,427
   - at adjustable rates     8,596    11,651     498,375     518,622
Construction and development:
   - at fixed rates          2,875        --         182       3,057
   - at adjustable rates   193,658    11,324          --     204,982
                           -----------------------------------------
Total mortgage loans       209,658    31,995   1,054,435   1,296,088
Commercial loans            25,749     9,395      43,994      79,138
Installment loans to
  individuals                1,521     1,969       8,083      11,573
                           ------------------------------------------
  Total loans receivable $ 236,928    43,359   1,106,512   1,386,799
                           ==========================================


RESIDENTIAL REAL ESTATE LOANS
     The Bank offers a range of residential loan programs. At September 30, 2010, 46% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). Included in residential loans as of September 30, 2010, are $3.8 million or less than 1% of the Bank's total loans that were insured by the FHA or VA.

     The Bank's residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

     The bank's residential real estate loan underwriters are grouped into three different levels, based upon each underwriter's experience and proficiency. Underwriters within each level are authorized to approve loans up to prescribed dollar amounts. Any loan over $1 million must also be approved by either the CEO or the EVP/Chief Credit Officer. Conventional residential real estate loans are underwritten using FNMA's Desktop Underwriter or FHLMC's Loan Prospector automated underwriting systems, which analyze credit history, employment and income information, qualifying ratios, asset reserves, and loan-to-value ratios. If a loan does not meet the automated underwriting standards, it is underwritten manually. Full documentation to support each applicant's credit history, income, and sufficient funds for closing is required on all loans. An appraisal report, performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser, is required for all loans. Typically, the Bank requires borrowers to purchase private mortgage insurance when the loan-to-value ratio exceeds 80%.

     NASB originates Adjustable Rate Mortgages (ARMs), which fully amortize and typically have initial rates that are fixed for one to seven years before becoming adjustable. Such loans are underwritten based on the initial interest rate and the borrower's ability to repay based on the maximum first adjustment rate. Each underwriting decision takes into account the type of loan and the borrower's ability to pay at higher rates. While lifetime rate caps are taken into consideration, qualifying ratios may not be calculated at this level due to an extended number of years required to reach the fully-indexed rate. NASB does not originate any hybrid loans, such as payment option ARMs, nor does the Bank originate any subprime loans, generally defined as high risk or loans of substantially impaired quality.

At the time a potential borrower applies for a single family residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by various institutional investors. All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider, among other things, a property's value and the borrower's ability to repay the loan.

     During the year ended September 30, 2010, the Bank modified residential real estate loans totaling $16.3 million, the majority of which involved a restructuring of loan terms such as a temporary reduction in the payment amount or an extension of the maturity date. A restructuring of debt is considered a Troubled Debt Restructuring
(TDR) if, because of a debtor's financial difficulty, a creditor grants concessions that it would not otherwise consider. At September 30, 2010, the Bank had TDRs in its residential real estate loan portfolio of $7.1 million. TDRs are placed in non-accrual status until they have made a minimum of six consecutive timely payments under the restructured terms. Loans are removed from the TDR classification after twelve consecutive months of satisfactory repayment performance under the new loan terms.

CONSTRUCTION AND DEVELOPMENT LOANS
     Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2010, 15% of the Bank's total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

     The Bank's requirements for a construction loan are similar to those of a mortgage on an existing residence. In addition, the borrower must submit accurate plans, specifications, and cost projections of the property to be constructed. All construction and development loans are manually underwritten using NASB's internal underwriting standards. All construction and development loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Construction Lending. The bank has adopted internal loan-to-value limits consistent with regulations, which are 65% for raw land, 75% for land development, and 85% for residential and non-residential construction. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Generally, the Bank will commit to a term of 12 to 18 months on construction loans, and up to 36 months on land acquisition and development loans. Interest rates on construction loans typically adjust daily and are tied to a predetermined index. NASB's staff regularly performs inspections of each property during its construction phase to ensure adequate progress is achieved before making scheduled loan disbursements.

     The Bank typically obtains full personal guarantees from the primary individuals involved in the transaction. Guarantor's financial statements and tax returns are reviewed annually to determine their continuing ability to perform under such guarantees. The Bank typically pursues repayment from guarantors when the primary source of repayment is not sufficient to service the debt. However, the Bank may decide not to pursue a guarantor if, given the guarantor's financial condition, it is likely that the estimated legal fees would exceed the probable amount of any recovery. Although the Bank does not typically release guarantors from their obligation, the Bank may decide to delay the decision to pursue civil enforcement of a deficiency judgment. During Fiscal 2010, the Bank collected deficiency judgments totaling $88,000 from guarantors of construction and development loans subsequent to the foreclosure or charge-off of loans.

     At September 30, 2010, the Bank had permitted extensions for 333 loans, totaling $179.5 million, in its construction and land development loan portfolio. The reason for the extensions related primarily to slower home and lot sales in the current economic environment. Such extensions were accounted for as TDRs if the restructuring was related to the borrower's financial difficulty, and if the Bank made concessions that it would not otherwise consider. It has historically been the Bank's practice to renew construction and development loans for a six-month term upon maturity. This allows the Bank to more frequently evaluate the credit, including current market conditions, and to modify loan terms accordingly. This portfolio consists primarily of prime-based assets, and in most cases, the conditions for loan extension/renewal included an increase in the interest rate "floor" in accordance with the current market conditions. In order to determine whether or not an extension/renewal should be accounted for as a TDR, management reviewed the borrower's current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at extension/renewal). If such concessions were made and the modification was the result of the borrower's financial difficulty, the extension/renewal was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, during the term of the extension for loans not accounted for as a TDR. At September 30, 2010, the Bank had TDRs in its construction and development loan portfolio of $16.0 million.

COMMERCIAL REAL ESTATE LOANS
     The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2010, commercial real estate loans on business properties were $450.3 million or 32% of the Bank's total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

     The Bank's commercial real estate loans are secured primarily by multi-family and nonresidential properties. Such loans are manually underwritten using NASB's internal underwriting standards, which evaluate the sources of repayment, including the ability of income producing property to generate sufficient cash flow to service the debt, the capacity of the borrower or guarantors to cover any shortfalls in operating income, and, as a last resort, the ability to liquidate the collateral in such a manner as to completely protect the Bank's investment. All commercial real estate loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Commercial Lending. Typically, loan-to-value ratios do not exceed 80%; however, exceptions may be made when it is determined that the safety of the loan is not compromised, and the rational for exceeding this limit is
clearly documented.   An appraisal report performed in conformity with
the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Interest rates on commercial loans may be either fixed or tied to a predetermined index and adjusted daily.

     The Bank typically obtains full personal guarantees from the primary individuals involved in the transaction. Guarantor's financial statements and tax returns are reviewed annually to determine their continuing ability to perform under such guarantees. The Bank typically pursues repayment from guarantors when the primary source of repayment is not sufficient to service the debt. However, the Bank may decide not to pursue a guarantor if, given the guarantor's financial condition, it is likely that the estimated legal fees would exceed the probable amount of any recovery. Although the Bank does not typically release guarantors from their obligation, the Bank may decide to delay the decision to pursue civil enforcement of a deficiency judgment. During Fiscal 2010, the Bank did not collect any deficiency judgments from guarantors of commercial real estate loans subsequent to the foreclosure or charge-off of loans.

     At least once during each calendar year, a review is prepared for each loan included in a borrower relationship in excess of $5 million and for each individual loan over $1 million. It is management's opinion that loans over this threshold comprise the predominate risk to the portfolio, totaling approximately 79% of all commercial real estate loans. Collateral inspections are obtained on an annual basis for each loan over $1 million, and on a triennial basis for each loan between $500 thousand and $1 million. Financial information, such as tax returns, is requested annually for all commercial real estate loans over $500 thousand, which is consistent with industry practice, and the Bank has sufficient monitoring procedures in place to identify
potential problem loans.   A loan is deemed impaired when, based on
current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Any loans deemed impaired, regardless of their balance, are reviewed by management at the time of the impairment determination, and monitored on a quarterly basis thereafter, including calculation of specific valuation allowances, if applicable.

     During the year the Bank modified $68.5 million in commercial real estate loans, the majority of which included a restructuring of loan terms following a significant principal payment or a renewal or extension of the maturity date. A restructuring of debt is considered a Troubled Debt Restructuring (TDR) if, because of a debtor's financial difficulty, a creditor grants concessions that it would not otherwise consider. In order to determine whether or not a modification should be accounted for as a TDR, the Bank reviews the current financial information of the borrower(s) and , if applicable, guarantor(s) , including an analysis of income, assets and credit history. In addition, a market analysis of the property is prepared. All pertinent information is considered, including debt service requirements. The majority of these modifications did not result in a reduction in the contractual interest rate or a write-down of the principal balance. If such concessions were made and the modification was the result of the borrower's financial difficulty, the extension was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, for loans not accounted for as a TDR. At September 30, 2010, the Bank had TDRs in its commercial real estate loan portfolio of $623,000.

INSTALLMENT LOANS
     As of September 30, 2010, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

SALES OF MORTGAGE LOANS
     The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various institutional investors with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2010, the Bank sold $1,821.3 million in loans with servicing released.

     The Bank records loans held for sale at fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2010, the Bank had loans held for sale with a carrying value of $179.8 million.

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

     A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan's effective rate, or to the fair value of the loan based on the loan's observable market price, or to the fair value of the collateral if the loan is collateral dependent. The Bank records a specific loss allowance equal to the amount of measured impairment. The OTS reviews North American's asset classifications and impairment analyses during each examination.

     Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table summarizes the Bank's classified assets as reported to the OTS, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.


                                        As of September 30,
                           -------------------------------------------
                               2010    2009    2008    2007    2006
                           -------------------------------------------
Asset Classification
  Substandard             $ 142,085   69,158   34,320  11,726  12,361
  Doubtful                       --       --       --      --      --
  Loss*                      16,965    6,415    1,442     357     434
                           -------------------------------------------
    Total Classified        159,050   75,573   35,762  12,083  12,795
Allowance for loan/REO
  losses                    (34,643) (20,699) (14,476) (8,301) (8,266)
                           -------------------------------------------
   Net classified assets  $ 124,407   54,874   21,286   3,782   4,529
                           ===========================================
   Net classified to total
     classified assets          78%      73%      60%     31%     35%
                           ===========================================


* Assets classified as loss represent the amount of measured impairment for impaired loans and REO. The Bank records a specific loss allowance equal to the amount of measured impairment. These specific allowances are included in the balance of the allowance for loan/REO losses above.

     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.


                                        September 30,
                     -------------------------------------------------
                          2010     2009     2008     2007     2006
                     -------------------------------------------------
Total Assets        $1,434,196 1,559,562 1,516,761 1,506,483 1,524,796
                     =================================================

Non-accrual loans   $   29,368    40,639    35,075     3,284     6,396
Troubled debt
  restructurings        23,730    23,366        --        --     3,477
Net real estate and
  other assets acquired
  through foreclosure   38,362    10,140     6,038     6,511     5,231
                     -------------------------------------------------
     Total          $   91,460    74,145    41,113     9,795    15,104
                     =================================================
Percent of total assets  6.38%     4.75%     2.71%     0.65%     0.99%
                     =================================================


     Delinquencies. The following table summarizes delinquent loan information.


                      As of September 30, 2010
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                86          $  8,575           0.6%
90 or more days             105            29,368           2.1%
                       -----------       -----------------------------
    Total                   191          $ 37,943           2.7%
                       ===========       =============================


                      As of September 30, 2009
----------------------------------------------------------------------
                         Number of                       Percent of
Loans delinquent for       Loans           Amount       Total Loans
----------------------------------------------------------------------
30 to 89 days                84          $  8,900           0.6%
90 or more days             142            40,639           2.8%
                       -----------       -----------------------------
    Total                   226          $ 49,539           3.4%
                       ===========       =============================


     The effect of non-accrual loans on interest income for fiscal year 2010 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-accrual loans
    as of September 30, 2010                        $ 29,368
                                                     ========
Gross amount of interest income that would
    have been recorded during fiscal 2010 if
    these loans had been accruing                   $  2,479
Actual amount included in interest income for
    fiscal 2010                                          719
                                                     --------
Interest income not recognized on non-performing
    loans                                           $  1,760
                                                     ========

     Allowance for loan and lease losses. The Allowance for Loan and Lease Losses ("ALLL") recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. ALLLs are established by charges to the provision for loan losses and carried as contra assets. Management analyzes the adequacy of the allowance on a quarterly basis and appropriate provisions are made to maintain the ALLLs at adequate levels. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank's allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

     The ALLL is determined based upon two components. The first is made up of specific reserves for loans which have been deemed impaired in accordance with Generally Accepted Accounting Principles ("GAAP"). The second component is made up of general reserves for loans that are not impaired. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan's effective rate, or to the fair value of the loan based on the loan's observable market price, or to the fair value of the collateral if the loan is collateral dependent. The Bank records a specific allowance equal to the amount of measured impairment.

     Loans that are not impaired are evaluated based upon the Bank's historical loss experience, as well as various subjective factors, to estimate potential unidentified losses with the various loan portfolios. These loans are categorized into pools based upon certain characteristics such as loan type, collateral type and repayment source. The Bank's loss history is analyzed in terms of loss frequency and loss severity. Loss frequency represents the likelihood of loans not repaying in accordance with their original terms, which would result in the foreclosure and subsequent liquidation of the property. Loss severity represents any potential loss resulting from the loan's foreclosure and subsequent liquidation. Management calculates estimated loss frequency and loss severity ratios for each loan pool. In addition to analyzing historical losses, the Bank also evaluates the following subjective factors for each loan pool to estimate future losses: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in management and other relevant staff, changes in the volume and severity of past due loans, changes in the quality of the Bank's loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in the level of lending concentrations, and changes in other external factors such as competition and legal and regulatory requirements. Historical loss ratios are adjusted accordingly, based upon the effect that the subjective factors have in estimated future losses. These adjusted ratios are applied to the balances of the loan pools to determine the adequacy of the ALLL each quarter. In addition, the Bank applies ALLLs for unimpaired loans classified as Special Mention, Substandard and Doubtful in the amount of 2%, 10%, and 50%, respectively.

     The provision for losses on loans was $30.5 million during the year ended September 30, 2010, compared to $11.3 million during fiscal 2009. The allowance for loan losses was $32.3 million or 3.01% of the total loan portfolio held for investment and approximately 110% of total nonaccrual loans as of September 30, 2010. This compares with an allowance for loan losses of $20.7 million or 1.64% of the total loan portfolio held for investment and approximately 51% of the total nonaccrual loans as of September 30, 2009. The increase in the allowance for loan loss of $11.6 million resulted from the $30.5 million provision for loss, which was partially offset by net charge-offs for the year of $18.9 million. The increase in the provision for loss from the prior year resulted primarily from increases in loans
classified as substandard or loss during fiscal 2010.    In addition,
the Company enhanced its ALLL methodology during the fiscal year to incorporate a shorter historical loss "look-back" period, and to more formally document qualitative factors used to determine the appropriate level of allowance for losses on loans. Management believes that the provision for loan losses is sufficient to provide for a level of loan loss allowance at year end that would adequately absorb all estimated credit losses on outstanding balances over the subsequent twelve-month period. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management

     The Bank makes construction and development loans within the metropolitan Kansas City area. Commercial real estate loan are originated through a network of brokers throughout the United States. Residential loans are originated through retail lending offices located in the Kansas City metro area and in all fifty states through the Bank's internet lending division; however, the majority of residential real estate loans originated by the Bank are subsequently sold on the secondary market. Although the Bank's residential and commercial lending is national in scope, its concentrations are primarily in markets areas where deterioration has not been as severe as national trends. At September 30, 2010, $529.8 million (or 52.5%) of the loans in the Bank's held to maturity portfolio were located within Kansas or Missouri, which have experienced some of the lowest declines in property values. The Bank does not have significant lending concentrations in Arizona, California, Nevada, or Florida, which have experienced some of the largest declines in property values.

     During the year ended September 30, 2010, the Bank's net charge-offs totaled $18.9 million, an increase of $14.5 million from the prior fiscal year. Of this increase, $1.1 million related to an increase in charge-offs on loans secured by residential properties, $1.5 million related to an increase in charge-offs on loan secured by business properties, and $12.1 million related to an increase in charge-offs on construction and development loans. These increases related primarily to the continued deterioration in the housing market, evidenced by declining prices, fewer home and lot sales, and increasing inventories. The Bank recorded a $6.7 million charge-off on one loan within the Bank's land development portfolio. The original plan for the property was a high-end residential development, which proved infeasible in the current market. Thus, the appraised value declined significantly due to longer estimated absorption periods, lower estimated lot prices, and the decline in demand for speculative development ground.

     Based upon the significant increase in foreclosure frequency and loss severity ratios within the Bank's portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the year ended September 30, 2010. The balance of general reserves in the allowance for loan losses increased to $17.7 million, from $14.3 million in the prior year. During the same time period, the balance of loans receivable held to maturity decreased during the fiscal year from $1,259.7 million to $1,073.4 million at September 30, 2010. The Bank does not routinely obtain updated appraisals for their collateral dependent loans. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

     The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.


                                          September 30,
                             -----------------------------------------
                                 2010    2009    2008    2007    2006
                             -----------------------------------------
Balance at beginning of year  $20,699  13,807   8,097   7,991   7,536

Total provisions               30,500  11,250   6,200   1,634     745

Charge-offs on:
  Residential properties       (3,371) (2,327)    (15)    (40)    (26)
  Business properties          (1,723)   (254)     (5)   (386)   (280)
  Construction and
    development               (13,439) (1,326)   (362)   (842)     (2)
  Commercial loans               (173)   (339)     --      --      --
  Installment loans              (178)   (132)   (123)   (260)     (6)
Recoveries on:
  Residential properties            1      18       4      --      24
  Business properties              --      --      --      --      --
  Construction and development     --      --      --      --      --
  Commercial loans                 --      --      --      --      --
  Installment loans                --       2      11      --      --
                             -----------------------------------------
Total net charge-offs         (18,883) (4,358)   (490) (1,528)   (290)
                             -----------------------------------------

Balance at end of year        $32,316  20,699  13,807   8,097   7,991
                             =========================================

     The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.





                                                   As of September 30,
                          --------------------------------------------------------------------------
                             2010           2009           2008           2007          2006
                          Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.    Amount Pct.
                         -------------   ------------   ------------   ------------   ------------
Residential properties   $  4,437  14%     3,680  18      1,286   9      1,013   13        789  10
Business properties         6,708  21      8,936  43      5,723  41      4,289   53      4,574  57
Construction and
  development              19,018  59      6,272  30      5,638  41      1,704   21      1,783  22
Commercial loans            1,015   3      1,123   6        952   7        728    9        613   8
Installment loans           1,138   3        688   3        208   2        363    4        232   3
                        -------------  -------------  -------------  --------------  -------------
                       $   32,316 100     20,699 100     13,807 100      8,097  100      7,991 100
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


                                             September 30,
                               ---------------------------------------
                                  2010    2009    2008    2007   2006
                               ---------------------------------------
Beginning allowance for loss  $     --     669     204     275    195
Provisions                       2,649     727   2,050     595 (1,026)
Net recoveries (charge-offs)      (322) (1,396) (1,585)   (666) 1,106
                               ---------------------------------------
Allowance for loss at year-end $ 2,327      --     669     204    275
                               =======================================


SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
     Management classifies securities as available for sale if the Bank does not have the intention or ability to hold until maturity.
Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss. The Bank's portfolio consists of securities available for sale consists primarily of corporate debt and trust preferred securities.

SECURITIES AND MORTGAGE-BACKED SECURITIES HELD TO MATURITY
     The Bank's MBS held to maturity portfolio consists of collateralized mortgage obligations and securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2010, the Bank had $59,000 in fixed rate and $32,000 in balloon and adjustable rate mortgage-backed securities ("MBS") issued by these agencies. In addition, the Bank had $46.2 million of collateralized mortgage obligations at September 30, 2010.

INVESTMENT SECURITIES
     As of September 30, 2010, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank's stockholders' equity.



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

<Caption

                                                              September 30,
                        ----------------------------------------------------------------------------
                            2010            2009            2008            2007            2006
                        ------------    ------------    ------------    ------------    ------------
                         Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.     Amount Pct.
                        ------------    ------------    ------------    ------------    ------------
Type of Account and Rate:
Demand deposit accounts $ 79,948   8%     80,201   9      76,621  10      93,451  11      86,517  10
Savings accounts          88,814  10      81,572   9      71,193   9      70,077   8      77,469   9
Money market demand
   accounts               20,033   2      14,991   2      13,352   2      10,323   1      11,717   2
Certificates of deposit  677,764  73     520,017  57     530,449  69     548,251  64     547,096  64
Brokered accounts         66,894   7     207,844  23      77,764  10     133,434  16     128,243  15
                        -------------    ------------    ------------    ------------    -----------
                        $933,453 100     904,625 100     769,379 100     855,536 100     851,042 100
                        =============    ============    ============    ============    ===========
Weighted average
    interest rate          1.86%           2.23%           3.38%           4.30%           3.98%






     The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

                             For the years ended September 30,
                     -------------------------------------------------
                       2010      2009      2008      2007      2006
                     -------------------------------------------------
Deposit receipts  $ 1,219,802 1,218,488 1,390,376 1,354,709 1,477,500
Withdrawals         1,209,295 1,106,956 1,508,927 1,383,389 1,457,221
                     -------------------------------------------------
Deposit receipts
  and purchases in
  excess of (less
  than) withdrawals    10,507   111,532  (118,551)  (28,680)   20,279
Interest credited      18,321    23,714    32,394    33,174    28,069
                     -------------------------------------------------
    Net increase
      (decrease)  $    28,828   135,246   (86,157)    4,494    48,348
                     =================================================
Balance at end
  of year         $   933,453   904,625   769,379   855,536   851,042
                     =================================================


     Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

     The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2010.
Dollar amounts are expressed in thousands.


     Maturing in three months or less    $  26,285
     Maturing in three to six months        25,937
     Maturing in six to twelve months       86,443
     Maturing in over twelve months         62,832
                                           --------
                                         $ 201,497
                                           ========

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

     The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2010, the Bank borrowed an additional $98.0 million in advances, repaid $253.0 million, and as of September 30, 2010, had a balance of $286.0 million (23% of total liabilities) of advances from the FHLB.

     The following table presents, for the periods indicated, certain information as to the Bank's advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.


                                  As of September 30,
                  --------------------------------------------------
                      2010      2009      2008      2007      2006
                  --------------------------------------------------
FHLB advances     $ 286,000   441,026   550,091   458,933   499,357
Other borrowings         --        --        --        --        --
                  --------------------------------------------------
   Total          $ 286,000   441,026   550,091   458,933   499,357
                  ==================================================
Weighted average
   rate                3.44%     2.99%     4.07%     5.08%     5.21%
                  ==================================================



                           OTHER INFORMATION

EMPLOYEES
     As of September 30, 2010, the Bank and its subsidiaries had 414 employees. Management considers its relations with the employees to be excellent.

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

UNRESOLVED STAFF COMMENTS
     The Company received an SEC staff comment letter dated November 18, 2010, which remains unresolved as of December 14, 2010. The staff comments related to the Company's impairment analyses for its investments in LLCs at September 30, 2009 and December 31, 2009. The staff requested a description of the Company's internal model used to measure impairment, including the qualitative inputs considered.

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

FEDERAL HOME LOAN BANKING SYSTEM
     The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to OTS supervision and regulation. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2010, of $15.9 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

LIQUIDITY
     Effective July 18, 2001, the OTS adopted a rule that removed the regulation to maintain a specific average daily balance of liquid assets, but retained a provision that requires institutions to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank's primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances
outstanding.   At September 30, 2010, the Bank had a total borrowing
capacity at FHLB of $495.0 million, and outstanding advances of $286.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.

     The Bank entered into a Supervisory Agreement with the Office of Thrift Supervision on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank's plan to reduce brokered deposits to $145.0 million by June 30, 2010, to $135.0 million by June 30, 2011 and to $125.0 million by June 30, 2012. As of September 30, 2010, the Bank's brokered deposits totaled $66.9 million. Thus, the Bank could acquire an additional $78.1 million in brokered deposits and still comply with the plan as of September 30, 2010.

     Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and mortgage related securities. During periods of falling rates, these prepayments increase and a greater demand exists for new loans. The Bank's ability to attract and retain customer deposits is partially impacted by area competition and by other alternative investment sources that may be available to the Bank's customers in various interest rate environments. Management believes that the Bank will retain most of its maturing time deposits in the foreseeable future. However, any material funding needs that may arise in the future can be reasonably satisfied through the use of additional FHLB advances and/or brokered deposits. The Bank's contingency liquidity sources include the Federal Reserve discount window and sales of securities available for sale. Management is not currently aware of any other trends, market conditions, or other economic factors that could materially impact the Bank's primary sources of funding or affect its future ability to meet obligations as they come due. Although future changes to the level of market interest rates is uncertain, management believes its sources of funding will continue to remain stable during upward and downward interest rate environments

INSURANCE ON CUSTOMER DEPOSIT ACCOUNTS
     Deposit insurance reform legislation was signed into law on February 8, 2006. A key provision of this legislation was the merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund, the Deposit Insurance Fund (DIF). The merger of the funds was effective March 31, 2006. The DIF insures the Bank's customer deposit accounts to a maximum of $100,000 for each insured owner, with the exception of self-directed retirement accounts, which are insured to a maximum of $250,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provided that the basic deposit insurance limit will return to $100,000 after December 31, 2009. On September 9, 2009, the FDIC Board of Directors approved a rule to extend the temporary increase through December 31, 2013. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, made permanent the maximum deposit insurance amount of $250,000.

     Deposit premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months. On March 25, 2010, North American was moved from supervisory category A to category B, based upon the results of the Bank's OTS examination.

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

     Leverage Limit. The leverage limit requires that a thrift maintain "core capital" of at least 4% of its adjusted tangible
assets.   "Core capital" includes (i) common stockholders' equity,
including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2010, intangible assets of $2.6 million and disallowed servicing asset totaling an additional $23,000 were deducted from the Bank's regulatory capital. At September 30, 2010, the Bank's core capital ratio was 11.9%.

     Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2010, North American's regulatory tangible capital was 11.9% of tangible assets.

     Risk-Based Capital Requirement. OTS standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OTS. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2010, the Bank's current risk-based regulatory capital was 12.9% of risk-weighted assets.

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

INVESTMENT IN SUBSIDIARIES
     Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2010, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

FEDERAL RESERVE SYSTEM
     Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. Such reserves are non-interest bearing. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2010, North American met its reserve requirements.

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

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT
     The Dodd-Frank Wall Street Reform and Consumer Protection Act ("The Dodd-Frank Act" or "The Act") was signed into law on July 21, 2010. The Bank's primary federal regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of the Comptroller of the Currency, which supervises and regulates all national banks. Existing savings and loan holding companies will be subject to regulation and supervision by the Federal Reserve Board. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to enforce consumer protection laws and ensure that markets for consumer financial products and services are fair, transparent, and competitive. The Act restricts the ability of banks to apply trust preferred securities toward regulatory capital requirements. However, Tier 1 capital treatment for trust preferred securities issued before May 19, 2010 is grandfathered for bank holding companies with assets under $15 billion. The Dodd-Frank Act will require publically traded companies to give stockholders a non-binding vote on executive compensation and so called "golden parachute" payments. The Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The Dodd-Frank Act also broadens the base for FDIC insurance assessments, which will be based on average consolidated total assets less tangible equity capital, rather than deposits. The Act also makes permanent the maximum deposit insurance amount of $250,000 per depositor. The federal agencies are given significant discretion in drafting the rules and regulations required by The Dodd-Frank Act. Consequently, the full impact of this legislation will not be known for some time.



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

     As a result of changes in the Federal tax code, the Bank's bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the "base-year". The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2010, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank's capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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



ITEM 2. PROPERTIES
     North American's main office is located at 12498 South 71
Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvement (net of accumulated depreciation) at September 30, 2010, was approximately $10.1 million.

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

789 NE Rice Road
Lee's Summit, Missouri              2008       Leased    March 2013

4350 S National, Suite A100
Springfield, Missouri               2005       Leased    July 2015

10950 El Monte, Suite 210           2007       Leased    May 2014
Overland Park, Kansas


ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.


ITEM 4.  (REMOVED AND RESERVED)



                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The information appearing on page 58 of the 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
     The information appearing on page 3 of the 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information appearing on pages 4 through 15 in the 2010
Annual Report to Stockholders is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK The information appearing on pages 12 through 14 in the 2010
Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information appearing on pages 16 through 54 of the 2010
Annual Report to Stockholders is incorporated herein by reference. See Item 15 below for a list of the financial statements and notes so incorporated

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE
          On April 14, 2010, the audit committee of the board of directors of NASB Financial, Inc. recommended and the board of directors subsequently approved the dismissal of the Company's independent accountant, KPMG LLP ("KPMG"), who was engaged on September 22, 2009, as the principal accountant to audit the consolidated financial statements of the Company for the fiscal year ending September 30, 2010.

     KPMG did not issue any audit reports on the consolidated financial statements of the Company, and therefore, none exist that contain an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope, or accounting principles. KPMG did not issue any audit reports on the Company's effectiveness of internal control over financial reporting and therefore, none exist that contain an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope, or accounting principles. During the period September 22, 2009 through April 14, 2010, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except for the disagreement and reportable event described below.

     The Company applies the equity method of accounting to its investment in Central Platte Holdings, LLC ("Central Platte"). During the course of KPMG's review of the Company's consolidated financial statements for the quarter ended December 31, 2009, KPMG informed the Company that, based upon paragraph 25 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company should not evaluate the potential impairment of its investment in Central Platte using an undiscounted cash flow approach. Rather, KPMG believes that the Company should evaluate potential impairment of the Company's investment in Central Platte by comparing the Company's recorded investment to its estimated fair value. KPMG also informed the Company that if the investment was determined to be impaired, evidence existed which indicated that such impairment may have occurred in a prior period. Finally, KPMG informed the Company that if the Company's investment in Central Platte was determined to have been impaired in a prior period, the amount of impairment loss, if any, should be evaluated as the correction of an error.

     At September 30, 2009, the Company, with the concurrence of its previous auditors, BKD, LLP, ("BKD") evaluated its investment in Central Platte for possible impairment by comparing the recorded investment to the Company's expected future cash flows to be received on an undiscounted basis by analogy to Accounting Standards Codification Topic 360, Property, Plant, and Equipment (formerly referred to as Statement of Financial Accounting Standards No. 144 ("SFAS 144")), since ASC 323-10, does not provide guidance on how to determine impairment on equity method investments.

     At KPMG's request, management estimated the fair value of the investment in Central Platte. After reviewing management's estimate of fair value, KPMG requested the Company obtain an independent third party appraisal of the fair value of the investment. KPMG did not complete their review of the fair value of the investment in Central Platte prior to their dismissal.

     Given the circumstances and dissenting opinions, on April 14, 2010, the Company re-engaged BKD to serve as its principal independent accountant to review the Company's consolidated financial statements for the quarter ended December 31, 2009, and for the duration of the
year ending September 30, 2010.   BKD previously served as the
Company's independent accountant prior to the Company's engagement of KPMG. At the Company's request, BKD consulted with the Company and KPMG on KPMG's views regarding the Company's accounting method for evaluating potential impairment of the Company's investment in Central Platte.

     The Company and BKD engaged in a conference call with the SEC's Office of the Chief Accountant to present its interpretation of authoritative accounting guidance for measuring impairment of the investment in Central Platte on May 5, 2010. The Company and BKD engaged in a follow-up conference call with the SEC's Office of the Chief Accountant on May 13, 2010, in which the SEC staff informed the Company that it did not concur with the Company's application of an undiscounted cash flow method of evaluating impairment of its investment in Central Platte.

     It is the SEC staff's opinion that impairment should be measured in accordance with the framework in APB 18, which states that an other than temporary decline in the value of equity method investment should be recognized. While APB 18 does not prescribe a specific model to measure impairment, it is the SEC staff's opinion that value should be measured under the following three scenarios:
- Value from liquidation of the property/assets of the LLC,
- Value from sale of the Company's ownership in the LLC to a third party, and
- Value from an on-going business perspective (i.e., discounted cash flow model).

The Company developed a multi-faceted approach to measure the potential impairment of its investment in Central Platte under the scenarios described above. The internal model utilizes liquidation or appraised values determined by an independent third party appraisal; an on-going business, or discounted cash flows value; and a combination of both the previous approaches. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million during the quarter ended December 31, 2009. The Company applied the same methodology to Central Platte as of September 30, 2009, which indicated no impairment. Inputs utilized in the model that differed from September 30, 2009 to December 31, 2009, included slower estimates of lot sales and an approximately 8.5% decrease in raw land values, which was supported by comparable independent third-party appraisals prepared during that period.

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

     Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

	Our internal control over financial reporting as of September 30, 2010, has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report which follows.

ITEM 9b.  OTHER INFORMATION
     None.

    Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
NASB Financial, Inc.
Grandview, Missouri


     We have audited NASB Financial, Inc.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control
- Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 14, 2010 expressed an unqualified opinion thereon.


/s/ BKD LLP

Kansas City, Missouri
December 14, 2010

                               PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information appearing on pages 4 through 16 of the Company's Proxy Statement for the 2011 Annual Meeting and information appearing on pages 56 and 57 of the 2010 Annual Report to Stockholders is incorporated herein by reference.

     Directors Barrett Brady, Fred Arbanas, and Laura Brady serve on the Company's audit committee. Director Barrett Brady serves as the audit committee chairman and financial expert. Director Barrett Brady meets the audit committee independence requirements as prescribed by provisions of the Sarbanes-Oxley Act.

     All Senior Financial Officers are required to abide by a Code of Ethics, which meets the requirements of Section 406 of the Sarbanes-Oxley Act. A copy of the Company's Code of Ethics for Senior Financial Officers will be provided upon written request to: Keith B. Cox, NASB Financial, Inc., 12498 South 71 Highway, Grandview, Missouri 64030.

   The Company has procedures in place to receive, retain, and treat complaints received regarding accounting, internal controls, or auditing matters. These procedures allow for confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.


ITEM 11.  EXECUTIVE COMPENSATION
     The information appearing on pages 7 through 16 of the Company's Proxy Statement for the 2011 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information appearing on page 14 through 15 of the Company's Proxy Statement for the 2011 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
     The information appearing on pages 15 and 16 of the Company's Proxy Statement for the 2011 Annual Meeting is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTING FEES AND SERVICES
     The information appearing on pages 16 and 17 of the Company's Proxy Statement for the 2011 Annual Meeting is incorporated herein by reference.


                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

  (1) Financial Statements

     The following consolidated financial statements of NASB
Financial, Inc. and the independent accountants' report thereon which appear in the Company's 2010 Annual report to Stockholders ("Annual Report") have been incorporated herein by reference to Item 8.

     Consolidated Balance Sheets at September 30, 2010, and 2009
(Annual Report - Page 16).

     Consolidated Statements of Income for the years ended September 30, 2010, 2009, and 2008 (Annual Report - Page 17).

     Consolidated Statements of Cash Flows for the years ended
September 30, 2010, 2009, and 2008 (Annual Report - Pages 18 and 19).

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2010, 2009, and 2008 (Annual Report - Page 20).

     Notes to Consolidated Financial Statements (Annual Report - Pages 21 through 54).

     Report of Independent Registered Public Accounting Firm (Annual Report - Page 55).

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

*13) 2010 Annual Report to Stockholders.

22) Subsidiaries of the Registrant at September 30, 2010, listed on page 1.

23)  Proxy Statement of NASB Financial, Inc. for the 2011 Annual
     Meeting of Stockholders filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference to page numbers in the text of this report on Form 10-K).

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

                                             NASB FINANCIAL, INC.

                                             By:  /s/ David H. Hancock
                                                  David H. Hancock
                                                  Chairman

Date:  December 14, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

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