Form 10-Q
period 2010-12-31
NASB FINANCIAL INC
filed 2011-02-09
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    December 31, 2010

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of February 4, 2011, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2010            2010
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    10,303         14,033

Securities:
  Available for sale, at fair value           24,409         28,092
  Held to maturity, at cost                    1,076          1,232

Stock in Federal Home Loan Bank, at cost      13,203         15,873

Mortgage-backed securities:
  Available for sale, at fair value              820            911
  Held to maturity, at cost                   41,186         46,276

Loans receivable:
  Held for sale, at fair value               117,499        179,845
  Held for investment, net                 1,059,867      1,073,357
  Allowance for loan losses                  (32,498)       (32,316)
                                           ----------     -----------
Total loans receivable, net                1,144,868      1,220,886
                                           ----------     -----------

Accrued interest receivable                    5,047          5,520
Foreclosed assets held for sale, net          34,009         38,362
Premises and equipment, net                   14,045         13,836
Investment in LLCs                            17,772         17,799
Mortgage servicing rights, net                   271            263
Deferred income tax asset, net                13,222         14,758
Other assets                                  16,945         16,355
                                           ----------     ----------
                                         $ 1,337,176      1,434,196
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   881,724        866,559
  Brokered deposit accounts                   16,922         66,894
  Advances from Federal Home Loan Bank       228,000        286,000
  Subordinated debentures                     25,774         25,774
  Escrows                                      5,039         11,149
  Income taxes payable                           310            504
  Accrued expenses and other liabilities       9,598          9,554
                                           ----------     ----------
      Total liabilities                    1,167,367      1,266,434
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,616         16,603
  Retained earnings                          189,686        187,674
  Treasury stock, at cost;
    1,989,498 shares                         (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       446            424
                                           ----------     ----------
      Total stockholders' equity             169,809        167,762
                                           ----------     ----------
                                         $ 1,337,176      1,434,196
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)



                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                  2010        2009
                                               ---------    ---------
Interest on loans receivable                   $ 18,071       20,606
Interest on mortgage-backed securities              552          884
Interest and dividends on securities                623          472
Other interest income                                 4            3
                                               ---------    ---------
  Total interest income                          19,250       21,965
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              4,286        4,693
Interest on advances from FHLB                    1,797        3,339
Interest on subordinated debentures                 127          128
                                               ---------    ---------
  Total interest expense                          6,210        8,160
                                               ---------    ---------
    Net interest income                          13,040       13,805
Provision for loan losses                         3,950        9,000
                                               ---------    ---------
    Net interest income after provision
      for loan losses                             9,090        4,805
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                           77           26
  Impairment (loss) recovery on mortgage
        servicing rights                             (1)           5
  Customer service fees and charges               2,458        1,858
  Provision for loss on real estate owned          (413)          --
  Gain on sale of securities available for sale     280        3,088
  Gain from loans receivable held for sale        7,335        6,967
  Impairment loss on investment in LLCs              --       (2,000)
  Other                                             980          256
                                               ---------    ---------
    Total other income                           10,716       10,200
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                5,115        4,501
  Commission-based mortgage banking
      compensation                                6,172        4,116
  Premises and equipment                          1,036          990
  Advertising and business promotion              1,267        1,369
  Federal deposit insurance premiums                437        1,238
  Other                                           2,508        1,443
                                               ---------    ---------
    Total general and administrative expenses    16,535       13,657
                                               ---------    ---------
    Income before income tax expense              3,271        1,348
Income tax expense                                1,259           19
                                               ---------    ---------
    Net income                                  $ 2,012        1,329
                                               =========    =========
Basic earnings per share                        $  0.26         0.17
                                               =========    =========
Diluted earnings per share                      $  0.26         0.17
                                               =========    =========

Basic weighted average shares outstanding     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2010       $ 1,479       16,603    187,674    (38,418)      424        167,762
  Comprehensive income:
    Net income                        --           --      2,012         --        --          2,012
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --        22             22
         available for sale                                                                  -------
    Total comprehensive income                                                                 2,034
  Stock based compensation expense    --           13         --         --        --             13
                               ----------------------------------------------------------------------
Balance at December 31, 2010     $ 1,479       16,616    189,686    (38,418)      446        169,809
                               ======================================================================



                                                   Three months ended
                                                   December 31, 2010
                                                   ------------------
                                                 (Dollars in thousands)
Reclassification Disclosure:

Unrealized gain on available for sale securities,
   net of income taxes of $122                        $       194
Reclassification adjustment for gain included in
   net income, net of income taxes of $108                   (172)
                                                          --------
Change in unrealized gain on available for sale
   securities, net of income tax of $14               $        22
                                                          ========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2010        2009
                                                          ----------------------
Cash flows from operating activities:
  Net income                                             $  2,012        1,329
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                467          444
  Amortization and accretion, net                            (132)      (1,006)
  Gain on sale of securities available for sale              (280)      (3,088)
  Loss from investment in LLCs                                 31           35
  Impairment loss on investment in LLCs                        --        2,000
  Impairment loss (recovery) on mortgage
    servicing rights                                            1           (5)
  Gain from loans receivable held for sale                 (7,335)      (6,967)
  Provision for loan losses                                 3,950        9,000
  Provision for loss on real estate owned                     413           --
  Origination of loans receivable held for sale          (648,980)    (435,609)
  Sale of loans receivable held for sale                  718,661      423,270
  Stock based compensation - stock options                     13           20
Changes in:
  Net fair value of loan-related commitments               (1,384)        (315)
  Accrued interest receivable                                 473          247
  Prepaid and accrued expenses, other liabilities
    and income taxes payable                                2,359       (8,275)
                                                          ----------------------
Net cash provided by (used in) operating activities        70,269      (18,920)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        5,056        2,430
    Available for sale                                         79        2,449
  Principal repayments of mortgage loans receivable
    held for investment                                    62,798       62,342
  Principal repayments of other loans receivable            1,541        1,661
  Principal repayments of investment securities
    held to maturity                                          166           --
  Loan origination - mortgage loans receivable
    held for investment                                   (62,189)     (30,591)
  Loan origination - other loans receivable                  (887)        (457)
  Purchase of mortgage loans receivable held for
    investment                                                 --         (753)
  Proceeds from sale of Federal Home Loan
    Bank stock                                              2,670        4,851
  Purchase of mortgage backed securities held
    to maturity                                                --      (35,796)
  Purchase of investment securities available for sale    (10,390)     (15,080)
  Proceeds from sale of investment securities available
    for sale                                               14,456       21,336
  Proceeds from sale of real estate owned                  12,546        3,454
  Purchases of premises and equipment, net                   (676)        (292)
  Investment in LLCs                                           (5)          (5)
  Other                                                      (218)        (619)
                                                          ----------------------
Net cash provided by investing activities                  24,947       14,930


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2010        2009
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and brokered
     deposit accounts                                     (34,836)     (32,409)
  Proceeds from advances from Federal Home Loan Bank       17,000       10,000
  Repayment on advances from Federal Home Loan Bank       (75,000)      (2,000)
  Cash dividends paid                                          --       (1,770)
  Change in escrows                                        (6,110)      (5,279)
                                                          ----------------------
Net cash used in financing activities                     (98,946)     (31,458)
                                                          ----------------------
Net decrease in cash and cash equivalents                  (3,730)     (35,448)
Cash and cash equivalents at beginning of the period       14,033       63,250
                                                          ----------------------
Cash and cash equivalents at end of period               $ 10,303       27,802
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    (68)       2,266
  Cash paid for interest                                    6,200        8,459

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 17,528        7,831
    Conversion of real estate owned to loans receivable       763           --
    Capitalization of originated mortgage servicing rights     --            5








See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the three month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The condensed consolidated balance sheet of the Company as of September 30, 2010, has been derived from the audited balance sheet of the Company as of that date.

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

     The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2010, have remained unchanged from September 30, 2010. These policies relate to the allowance for loan losses, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under
Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2010.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED
    EARNINGS PER SHARE

     The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.




                                               Three months ended
                                             ----------------------
                                               12/31/10   12/31/09
                                             ----------------------
Net income (in thousands)                     $  2,012      1,329

Average common shares outstanding            7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --
                                             ----------------------
Average diluted common shares                7,867,614  7,867,614

Earnings per share:
   Basic                                      $   0.26       0.17
   Diluted                                        0.26       0.17



     At December 31, 2010 and 2009, options to purchase 49,538 and 62,038 shares, respectively, of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale at December 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $   8,238      425        29       8,634
Trust preferred securities     15,461      302        11      15,752
Municipal securities               23       --        --          23
                            ------------------------------------------
     Total                  $  23,722      727        40      24,409
                            ===========================================


     The following table presents a summary of securities available for sale at September 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $  17,347      376        --      17,723
Trust preferred securities     10,084      282        20      10,346
Municipal securities               23       --        --          23
                            ------------------------------------------
     Total                  $  27,454      658        20      28,092
                            ===========================================


     During the three month period ended December 31, 2010, the Company realized gross gains of $280,000 and no gross losses on the sale of securities available for sale. The Company realized gross gains of $3.1 million and no gross losses on the sale of securities available for sale during the three month period ended December 31, 2009.

    The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at December 31, 2010. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Corporate debt securities  $   3,056         29    $      --        --
Trust preferred securities     5,289         11           --        --
                          ---------------------------------------------
   Total                   $   8,345         40    $      --        --
                          =============================================

     The scheduled maturities of securities available for sale at December 31, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                         Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       5       --          --            5
Due from one to five years         18       --          --           18
Due from five to ten years      5,154      425          --        5,579
Due after ten years            18,545      302          40       18,807
                            -------------------------------------------
     Total                  $  23,722      727          40       24,409
                            ===========================================


(4) SECURITIES HELD TO MATURITY

     The following table presents a summary of securities held to maturity at December 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset-backed securities     $   1,076      399        --       1,475
                            ------------------------------------------
     Total                  $   1,076      399        --       1,475
                            ===========================================


     The following table presents a summary of securities held to maturity at September 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Asset-backed securities     $   1,232      329        --       1,561
                            ------------------------------------------
     Total                  $   1,232      329        --       1,561
                            ===========================================


     The scheduled maturities of securities held to maturity at December 31, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due after ten years         $   1,076      399          --        1,475
                            -------------------------------------------
     Total                  $   1,076      399          --        1,475
                            ===========================================


     Actual maturities of securities held to maturity may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments which are callable.

     There were no dispositions of securities held to maturity during the three month periods ended December 31, 2010 and 2009.

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale at December 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $      94        2        --          96
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             180        5        --         185
FHLMC participation
  certificates:
    - fixed rate                  345       21        --         366
    - adjustable rate             163       10        --         173
                            ------------------------------------------
     Total                  $     782       38        --         820
                            ===========================================


     The following table presents a summary of mortgage-backed securities available for sale at September 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $      98        3        --         101
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             186        7        --         193
FHLMC participation
  certificates:
    - fixed rate                  403       34        --         437
    - adjustable rate             173        7        --         180
                            -------------------------------------------
     Total                  $     860       51        --         911
                            ===========================================


     There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2010 and 2009.

     The scheduled maturities of mortgage-backed securities available for sale at December 31, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from five to ten years  $     345       21          --         366
Due after ten years               437       17          --         454
                            -------------------------------------------
     Total                  $     782       38          --         820
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

(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity at December 31, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      50        1        --          51
FNMA pass-through certificates:
  Fixed rate                        7       --        --           7
  Balloon maturity and
    adjustable rate                31       --        --          31
Collateralized mortgage
  obligations                  41,098      231       302      41,027
                            ------------------------------------------
     Total                  $  41,186      232       302      41,116
                            ===========================================


     The following table presents a summary of mortgage-backed securities held to maturity at September 30, 2010. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      52        2        --          54
FNMA pass-through certificates:
  Fixed rate                        7       --        --           7
  Balloon maturity and
    adjustable rate                32        1        --          33
Collateralized mortgage
  obligations                  46,185      230       209      46,206
                            ------------------------------------------
     Total                  $  46,276      233       209      46,300
                            ===========================================


     There were no sales of mortgage-backed securities held to maturity during the three month periods ended December 31, 2010 and 2009.

    The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at December 31, 2010. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Collateralized mortgage
  obligations              $   7,926       156    $   8,193       146
                          ---------------------------------------------
   Total                   $   7,926       156    $   8,193       146
                          =============================================

     Based upon available evidence at December 31, 2010, it is management's opinion that the decline in value of these securities is temporary. The decline in fair value resulted from increases in market yields that occurred after the securities were purchased. Management views changes in fair value caused solely by changes in interest rates as temporary. In addition, it is anticipated that the entire principal balance of these securities will be collected. Should the impairment of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified. The Company does not intend to sell these securities, and it is management's opinion that it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of the remaining amortized cost, which could be at maturity.

     The scheduled maturities of mortgage-backed securities held to maturity at December 31, 2010, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross        Gross    Estimated
                            Amortized  unrealized  unrealized    fair
                              cost       gains       losses      value
                           --------------------------------------------
Due from one to five years $      7         --          --          7
Due from five to ten years       81          1          --         82
Due after ten years          41,098        231         302     41,027
                          ---------------------------------------------
     Total                 $ 41,186        232         302     41,116
                          =============================================


     Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.


(7) LOANS RECEIVABLE

     Loans receivable are as follows at December 31, 2010. Dollar amounts are expressed in thousands.


LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  337,892
      Business properties                                443,356
      Partially guaranteed by VA or
        insured by FHA                                     3,839
    Construction and development                         201,754
                                                       ----------
       Total mortgage loans                              986,841
  Commercial loans                                        90,938
  Installment loans to individuals                        10,919
                                                       ----------
    Total loans held for investment                    1,088,698
  Less:
    Undisbursed loan funds                               (21,726)
    Unearned discounts and fees and costs
      on loans, net                                       (7,105)
                                                       ----------
     Net loans held for investment                    $1,059,867
                                                       ==========

LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 204,069
    Less:
      Undisbursed loan funds                             (86,570)
                                                       ----------
        Net loans held for sale                        $ 117,499
                                                       ==========

     Included in the loans receivable balances at December 31, 2010, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $11.2 million. Loans and participations serviced for others amounted to approximately $79.2 million at December 31, 2010.

     The following table presents the activity in the allowance for losses on loans for the period ended December 31, 2010. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2010               $  32,316
     Provisions                                   3,950
     Charge-offs                                 (3,801)
     Recoveries                                      33
                                                --------
     Balance at December 31, 2010            $   32,498
                                                ========


     The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2010. Dollar amounts are expressed in thousands.



                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses:
-------------------------
Balance at October 1, 2010   $   4,427         10       6,708      19,018      1,015      1,138     32,316
Provision for loan losses         (258)        12         162       2,644      1,262        128      3,950
Loans charged off                 (273)        --      (1,372)     (1,887)        --       (269)    (3,801)
Recoveries                          --         --          --          33         --         --         33
                              -----------------------------------------------------------------------------
Balance at December 31, 2010 $   3,896         22       5,498      19,808      2,277        997     32,498
                              =============================================================================

Ending Balance of allowance
  for loan losses related
    to loans:
  Individually evaluated
    for impairment           $     543         11       1,577      10,405      1,205        468     14,209
                              =============================================================================
  Collectively evaluated
    for impairment           $      --         --          --          --         --         --         --
                              =============================================================================
  Acquired with deteriorated
    credit quality           $     127         --          --          --         --         --        127
                              =============================================================================


Loans:
-----
Balance at December 31, 2010 $ 338,236    117,499     439,014     181,250     90,483     10,884  1,177,366
                              =============================================================================

Ending Balance:
  Loans individually evaluated
    for impairment           $   9,034         11       3,223      65,644      7,994        721     86,627
                              =============================================================================
  Loans collectively evaluated
    for impairment           $      --         --          --          --         --         --         --
                              =============================================================================
  Loans acquired with deteriorated
    credit quality           $   1,626         --          --          --         --         --      1,626
                              =============================================================================



     The following table presents the credit risk profile of the Company's loan portfolio based on risk rating category as of December 31, 2010. Dollar amounts are expressed in thousands.




                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Rating:
------
Pass                         $ 317,760    117,488     377,669      51,692     57,071     10,104    931,784
Pass - Watch                     2,445         --      27,114      20,461         --         --     50,020
Special Mention                  3,938         --      21,010      27,581     24,598        258     77,385
Substandard                     13,550         --      11,644      71,111      7,609         54    103,968
Doubtful                            --         --          --          --         --         --         --
Loss                               543         11       1,577      10,405      1,205        468     14,209
                              -----------------------------------------------------------------------------
  Total                      $ 338,236    117,499     439,014     181,250     90,483     10,884  1,177,366
                              =============================================================================




     The following table presents the Company's loan portfolio aging analysis as of December 31, 2010. Dollar amounts are expressed in thousands.



                                                      Greater      Total               Total    Total loans
                            30-59 Days   60-89 Days     Than        Past               Loans     >90 Days &
                             Past Due     Past Due    90 Days       Due     Current  Receivable   Accruing
-----------------------------------------------------------------------------------------------------------
Residential                  $   3,407      2,383      11,963      17,753    320,483    338,236         --
Residential held for sale           39         26          37         102    117,397    117,499         --
Commercial real estate             744        251       2,972       3,967    435,047    439,014         --
Construction & development          --        183      25,176      25,359    155,891    181,250         --
Commercial                       7,903         --          91       7,994     82,489     90,483         --
Installment                        107         69         437         613     10,271     10,884         --
                              -----------------------------------------------------------------------------
  Total                      $  12,200      2,912      40,676      55,788  1,121,578  1,177,366         --
                              =============================================================================






     A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulty are also considered impaired. These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan's effective rate, or to the fair value of the loan based on the loan's observable market price, or to the fair value of the collateral if the loan is collateral dependent. The Bank records a specific loss allowance equal to the amount of measured impairment, if applicable.

     The following table presents impaired loans as of December 31, 2010. Dollar amounts are expressed in thousands.



                                                     Unpaid                     Average        Interest
                                         Recorded   Principal    Specific    Investment in      Income
                                         Balance     Balance     Allowance   Impaired Loans   Recognized
---------------------------------------------------------------------------------------------------------

Loans without a specific valuation allowance:
--------------------------------------------

Residential                         $    4,078       4,119           --       4,072                28
Residential held for sale                   --          --           --          --                --
Commercial real estate                      --          --           --          --                --
Construction & development              22,589      22,598           --      22,397               178
Commercial                                  --          --           --          --                --
Installment                                230         230           --         231                 3


Loans with a specific valuation allowance:
-----------------------------------------

Residential                         $    4,413       5,027          543       4,425                37
Residential held for sale                   --          11           11          12                --
Commercial real estate                   1,646       3,230        1,577       1,696                15
Construction & development              32,652      43,072       10,405      34,710               461
Commercial                               6,789       8,070        1,205       7,592               185
Installment                                 23         491          468          38                 4


Total:
-----

Residential                         $    8,491       9,146          543       8,497                65
Residential held for sale                   --          11           11          12                --
Commercial real estate                   1,646       3,230        1,577       1,696                15
Construction & development              55,241      65,670       10,405      57,107               639
Commercial                               6,789       8,070        1,205       7,592               185
Installment                                253         721          468         269                 7







     The following table presents the Company's nonaccrual loans at December 31, 2010. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.


     Residential                              $  11,963
     Residential held for sale                       37
     Commercial real estate                       2,972
     Construction & development                  25,176
     Commercial                                      91
     Installment                                    437
                                                --------
       Total                                 $   40,676
                                                ========


 (8) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at December 31, 2010. Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 36,055
Less:  allowance for losses                              (2,046)
                                                       ----------
   Total                                               $ 34,009
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


 (9) MORTGAGE SERVICING RIGHTS

     The following provides information about the Bank's mortgage servicing rights for the period ended December 31, 2010. Dollar amounts are expressed in thousands.


     Balance at October 1, 2010               $    263
     Additions:
        Amortization                                 9
     Reductions:
        Impairment loss                             (1)
                                                --------
     Balance at December 31, 2010             $    271
                                                ========


(10) SUBORDINATED DEBENTURES

     On December 13, 2006, NASB Financial, Inc. (the "Company"), through its wholly owned statutory trust, NASB Preferred Trust I (the "Trust"), issued $25.0 million of Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of NASB Financial Inc.'s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by NASB Financial, Inc. upon formation, NASB Financial, Inc. owns all the common securities of the Trust.

      In accordance with Financial Accounting Standards Board ASC 810-10, the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of the Company. The $25.0 million Trust Preferred Securities issued by the Trust will remain on the records of the Trust. The Trust Preferred Securities are included in Tier I capital for regulatory capital purposes.

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




Three months ended                     Mortgage     Other and
December 31, 2010            Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 13,157        --         (117)          13,040
Provision for loan losses     3,950        --           --            3,950
Other income                    325    10,660         (269)          10,716
General and administrative
  expenses                    5,517    11,132         (114)          16,535
Income tax expense (benefit)  1,546      (182)        (105)           1,259
                            ---------------------------------------------------
    Net income             $  2,469      (290)        (167)           2,012
                            ===================================================





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
                            ===================================================




(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value.
The Company recorded a decrease in other assets of $2.0 million, an increase in other liabilities of $1.3 million, and a decrease in other income of $3.3 million for the three month period ended December 31, 2010.

    Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $3.5 million, a decrease in other liabilities of $1.1 million, and an increase in other income of $4.6 million during the three month period ended December 31, 2010.

     The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2010, is disclosed in Footnote 14, Fair Value Measurements.

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

     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at December 31, 2010 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $   8,634       8,634               --             --
      Trust preferred securities   15,752      15,752               --             --
      Municipal securities             23          23               --             --
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                   96          --               96             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate             185          --              185             --
      FHLMC participation certificates:
        Fixed rate                    366          --              366             --
        Adjustable rate               173          --              173             --
  Loans held for sale             117,499          --          117,499             --
  Mortgage servicing rights           271          --               --            271
  Commitments to originate loans      181          --               --            181
  Forward sales commitments         4,441          --               --          4,441
                                -------------------------------------------------------
Total assets                    $ 147,621      24,409          118,319          4,893
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $   1,916          --               --          1,916
  Forward sales commitments            16          --               --             16
                                -------------------------------------------------------
Total liabilities               $   1,932          --               --          1,932
                                =======================================================


     The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2010 (in thousands):




                                        Quoted Prices in    Significant     Significant
                                        Active Markets for     Other        Unobservable
                                   Fair  Identical Assets    Observable        Inputs
                                   Value     (Level 1)    Inputs (Level 2)    (Level 3)
                                -------------------------------------------------------
Assets:
Securities, available for sale
      Corporate debt securities $  17,723      17,723               --             --
      Trust preferred securities   10,346      10,346
      Municipal securities             23          23
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                  101          --              101             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate             193          --              193             --
      FHLMC participation certificates:
        Fixed rate                    437          --              437             --
        Adjustable rate               180          --              180             --
  Loans held for sale             179,845          --          179,845             --
  Mortgage servicing rights           263          --               --            263
  Commitments to originate loans    2,177          --               --          2,177
  Forward sales commitments           902          --               --            902
                                -------------------------------------------------------
Total assets                    $ 212,190      28,092          180,756          3,342
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $     630          --               --            630
  Forward sales commitments         1,142          --               --          1,142
                                -------------------------------------------------------
Total liabilities               $   1,772          --               --          1,772
                                =======================================================





     The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three month periods ended December 31, 2010 and 2009 (in thousands):




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2010           $      263         1,547             (240)
Total realized and unrealized
  gains (losses):
    Included in net income                    8        (3,282)           4,665
                                      ---------------------------------------------
Balance at December 31, 2010         $      271        (1,735)           4,425
                                      =============================================





                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2009           $      351         1,023             (378)
Total realized and unrealized
  gains (losses):
    Included in net income                  (36)       (1,695)           2,010
Issuances                                     5            --               --
                                      ---------------------------------------------
Balance at December 31, 2009         $      320          (672)           1,632
                                      =============================================



     Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2010, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Loss on
                             Servicing     Mortgage        Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $      9               (1)       1,384
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
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

    The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2010, was $41.6 million.


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

     The carrying value of foreclosed assets held for sale was $34.0 million at December 31, 2010. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2010, totaled $83,000.


Investment in LLCs

     Investments in LLCs are accounted for using the equity method of accounting. These investments are analyzed for impairment in accordance with ASC 323-10-35-32, which states that an other than temporary decline in value of an equity method investment should be recognized. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes the following valuation methods: 1) liquidation or appraised values determined by an independent third party appraisal; 2) an on-going business, or discounted cash flows method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner's association, and the value of raw land obtained from an independent third party appraiser; and 3) an on-going business method, which utilizes the same inputs as method 2, but presumes that cash flows will first be generated from the sale of raw ground and then from the sale of fully-developed and partially-developed lots and the operation of the homeowner's association. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature of the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). Investment in LLCs is classified within Level 3 of the fair value hierarchy.

      The carrying value of the Company's investment in LLCs was $17.8 million at December 31, 2010.

     The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

   Cash and cash equivalents
   The carrying amount reported in the consolidated balance sheets is a reasonable estimate of fair value.

   Securities and mortgage-backed securities held to maturity
   Securities that trade in an active market are valued using quoted market prices. Securities that do not trade in an active market are valued using quotes from broker-dealers that reflect estimated offer prices.

   Stock in Federal Home Loan Bank ("FHLB")
   The carrying value of stock in Federal Home Loan Bank approximates its fair value.

   Loans receivable held for investment
   Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

   Customer and brokered deposit accounts
   The estimated fair values of demand deposits and savings accounts are equal to the amount payable on demand at the reporting date. Fair values of certificates of deposit are computed at fixed spreads to treasury securities with similar maturities.

   Advances from FHLB
   The estimated fair values of advances from FHLB are determined by discounting the future cash flows of existing advances using rates currently available for new advances with similar terms and remaining maturities.

   Subordinated debentures
   Fair values are based on quotes from broker-dealers that reflect estimated offer prices.

   Commitments to originate, purchase and sell loans
   The estimated fair value of commitments to originate, purchase, or sell loans is based on the difference between current levels of interest rates and the committed rates.

     The following table presents the carrying values and fair values of the Company's financial instruments. Dollar amounts are expressed in thousands.




                                           December 31, 2010           September 30, 2010
                                      --------------------------    -------------------------
                                                     Estimated                     Estimated
                                       Carrying         fair         Carrying         fair
                                        value          value          value          value
                                      --------------------------    -------------------------
Financial Assets:
  Cash and cash equivalents          $  10,303         10,303         14,033         14,033
  Securities held to maturity            1,076          1,475          1,232          1,561
  Stock in Federal Home Loan Bank       13,203         13,203         15,873         15,873
  Mortgage-backed securities held
    to maturity                         41,186         41,116         46,276         46,300
  Loans receivable held for
    investment                       1,027,369      1,037,564      1,041,041      1,043,886

Financial Liabilities:
  Customer deposit accounts          $ 881,724        886,699        866,559        869,941
  Brokered deposit accounts             16,922         16,927         66,894         66,797
  Advances from FHLB                   228,000        231,174        286,000        288,061
  Subordinated debentures               25,774         10,000         25,774         10,310




                                           December 31, 2010           September 30, 2010
                                      --------------------------    -------------------------
                                       Contract or    Estimated      Contract or    Estimated
                                        notional      unrealized      notional      unrealized
                                         amount          gain          amount       gain (loss)
                                      --------------------------    -------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $  10,112             25          6,127             (5)
  Lending commitments - floating
    rate                                   937             12            417              6
  Commitments to sell loans                 --             --             --             --





     The fair value estimates presented are based on pertinent information available to management as of December 31, 2010, and September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.


(15) INVESTMENT IN LLCs

     The Company is a partner in two limited liability companies, Central Platte Holdings LLC ("Central Platte") and NBH, LLC ("NBH"), which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

     The Company's investment in Central Platte consists of a 50% ownership interest in an entity that develops land for residential real estate sales. Sales of lots had not met previous expectations and, as a result, the Company evaluated its investment for impairment, in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes the following valuation methods: 1) liquidation or appraised values determined by an independent third party appraisal;
2) an on-going business, or discounted cash flows method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner's association, and the value of raw land obtained from an independent third party appraiser; and 3) another on-going business method, which utilizes the same inputs as method 2, but presumes that cash flows will first be generated from the sale of raw ground and then from the sale of fully-developed and partially-developed lots and the operation of the homeowner's association. The internal model also includes an on-going business method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner's association, and the development and sale of lots from the property that is currently raw land. However, management does not feel the results from this method provide a reliable indication of value because the time to "build-out" the development exceeds 18 years. Because of this unreliability the results from this method are given a zero weighting in the final impairment analysis. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature of the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). It is management's opinion that no one valuation method within the model is preferable to the other and that no one method is more likely to occur than the other. Therefore, the final estimate of value is determined by assigning an equal weight to the values derived from each of the first three methods described above.

     As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the year ended September 30, 2010.

     The following table displays the results derived from the Company's internal valuation model and the carrying value of its investment in Central Platte at December 31, 2010. Dollar amounts are expressed in thousands.


        Method 1                         $   17,064
        Method 2                             16,493
        Method 3                             18,621

       Average of methods 1, 2, and 3    $   17,393
                                            ========
       Carrying value of investment in
         Central Platte Holdings, LLC    $   16,405
                                            ========

     The Company's investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. No events have occurred during the three months ended December 31, 2010, that would indicate any additional impairment of the Company's investment in NBH. The carrying value of the Company's investment in NBH was $1.4 million at December 31, 2010.


(16) SUPERVISORY AGREEMENT

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

     As of December 31, 2010, the Company and the subsidiary Bank are in compliance with these regulatory agreements.



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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2010, were $1,337.2 million, a decrease of $97.0 million from September 30, 2010, the prior fiscal year end.

     Loans receivable held for investment were $1,059.9 million as of December 31, 2010, a decrease of $13.5 million during the three month period. The weighted average rate on such loans as of December 31, 2010, was 6.23%, a decrease from 6.35% as of December 31, 2009.

     Loans receivable held for sale as of December 31, 2010, were $117.5 million, a decrease of $62.3 million from September 30, 2010. This portfolio consists of residential mortgage loans originated by the Bank's mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2010, the Bank originated and purchased $649.0 million in mortgage loans held for sale, $62.2 million in mortgage loans held for investment, and $887,000 in other loans. This total of $712.1 million in loans compares to $467.4 million in loans originated and purchased during the three months ended December 31, 2009.

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


                             12/31/10      9/30/10     12/31/09
                            -------------------------------------
Asset Classification:
   Substandard              $ 137,996      142,085      122,175
   Doubtful                        --           --           --
   Loss*                       16,254       16,965       10,977
                            -------------------------------------
                              154,250      159,050      133,152
Allowance for losses on
  loans and real estate
  owned                       (34,545)     (34,643)     (29,154)
                            -------------------------------------
                            $ 119,705      124,407      103,998
                            =====================================



*Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. The Bank records a specific loss allowance equal to the amount of measured impairment. These specific allowances are included in the balance of the allowance for losses on loans and real estate owned above.

     The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.


                             12/31/10      9/30/10       12/31/09
                            ----------------------------------------
Total Assets               $ 1,337,176    1,434,196      1,527,170
                            ========================================

Non-accrual loans          $    12,779       29,368         24,237
Troubled debt
  restructurings                24,643       23,730         24,609
Net real estate and
  other assets acquired
  through foreclosure           34,009       38,362         13,860
                            ----------------------------------------
     Total                 $    71,431       91,460         62,706
                            ========================================
Percent of total assets          5.34%        6.38%          4.11%
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

     Investment securities were $25.5 million as of December 31, 2010, a decrease of $3.8 million from September 30, 2010. During the three month period, the Bank purchased securities of $10.2 million and sold $13.9 million of securities available for sale. The Company realized gross gains of $280,000 and no gross losses on the sale of securities available for sale during the period.

     Mortgage-backed securities were $42.0 million as of December 31, 2010, a decrease of $5.2 million from the prior year end. There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2010. The average yield on the mortgage-backed securities portfolio was 4.90% at December 31, 2010, a slight increase from 4.88% at September 30, 2010.

     The Company's investment in LLCs, which is accounted for using the equity method, was $17.8 million at December 31, 2010, a decrease of $27,000 from September 30, 2010. During the fiscal year ended September 30, 2010, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC ("Central Platte") and a $1.1 million impairment charge related to its investment in NBH, LLC ("NBH"). There have been no events subsequent to September 30, 2010, that would indicate an additional impairment in value of the Company's investments in Central Platte and NBH, which were $16.4 million and $1.4 million at December 31, 2010, respectively.


LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $34.8 million during the three months ended December 31, 2010. Specifically, customer deposits increased $15.2 million during the period, primarily due to an increase in retail certificates of deposits resulting from promotions during the period. Brokered deposits decreased $50.0 million during the period, as a result of the Company's effort to reduce its reliance on this funding source. The weighted average rate on customer and brokered deposits as of December 31, 2010, was 1.83%, a decrease from 2.04% as of December 31, 2009.

     Advances from the FHLB were $228.0 million as of December 31, 2010, a decrease of $58.0 million from September 30, 2010. During the three month period, the Bank borrowed $17.0 million of new advances and repaid $75.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of December 31, 2010. Such debentures resulted from the issuance of Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust
I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $5.0 million as of December 31, 2010, a decrease of $6.1 million from September 30, 2010. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2010.

     Total stockholders' equity as of December 31, 2010, was $169.8 million (12.7% of total assets). This compares to $167.8 million (11.7% of total assets) at September 30, 2010. On a per share basis, stockholders' equity was $21.58 on December 31, 2010, compared to $21.32 on September 30, 2010.

     The Company did not pay any cash dividends to its stockholders during the three month period ended December 31, 2010. In accordance with the April 2010 agreement with the Office of Thrift Supervision, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from the Office of Thrift Supervision.

     Total stockholders' equity as of December 31, 2010, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $446,000. This amount is reflected in the line item "Accumulated other comprehensive income."


RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                              Three months ended
                           ------------------------
                            12/31/10      12/31/09
                           ------------------------
Return on assets              0.58%         0.34%
Return on equity              4.77%         3.21%
Equity-to-assets ratio       12.70%        10.79%
Dividend payout ratio           --%       133.18%


RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2010 and 2009.

     For the three months ended December 31, 2010, the Company had net income of $2.0 million or $0.26 per share. This compares to net income of $1.3 million or $0.17 per share for the three month period ended December 31, 2009.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2010 and 2009. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                  Three months ended 12/31/10   As of
                                  --------------------------- 12/31/10
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,184,717    18,071   6.10%    6.02%
  Mortgage-backed securities        45,078       552   4.90%    4.90%
  Securities                        40,569       623   6.14%    5.74%
  Bank deposits                     19,721         4   0.08%    0.01%
                                 --------------------------------------
    Total earning assets         1,290,085    19,250   5.97%    5.94%
                                            ---------------------------
Non-earning assets                  95,631
                                 ----------
      Total                     $1,385,716
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 191,525       263   0.55%    0.50%
  Customer and brokered
    certificates of deposit        739,120     4,023   2.18%    2.20%
  FHLB Advances                    253,769     1,797   2.83%    2.31%
  Subordinated debentures           25,000       127   2.03%    1.94%
                                 --------------------------------------
    Total costing liabilities    1,209,414     6,210   2.05%    1.93%
                                            ---------------------------
Non-costing liabilities              6,283
Stockholders' equity               170,019
                                 ----------
      Total                     $1,385,716
                                 ==========
Net earning balance             $   80,671
                                 ==========
Earning yield less costing rate                        3.92%    4.01%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,290,085    13,040   4.04%
                                 ============================



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





                                       Three months ended December 31, 2010, compared to
                                             three months ended December 31, 2009
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (590)      (1,996)         51      (2,535)
  Mortgage-backed securities                 112         (394)        (50)       (332)
  Securities                                 221          (48)        (22)        151
  Bank deposits                                2           (1)         --           1
                                        -----------------------------------------------
Net change in interest income               (255)      (2,439)        (21)     (2,715)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                        (619)         245         (33)       (407)
  FHLB Advances                             (199)      (1,424)         81      (1,542)
  Subordinated debentures                     (1)          --          --          (1)
                                        -----------------------------------------------
Net change in interest expense              (819)      (1,179)         48      (1,950)
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $     564       (1,260)        (69)       (765)
                                        ===============================================




      Net interest margin before loan loss provision for the three months ended December 31, 2010, decreased $765,000 from the same period in the prior year. Specifically, interest income decreased $2.7 million, which was offset by a $2.0 million decrease in interest expense for the period. Interest on loans decreased $2.5 million as the result of a $127.0 million decrease in the average balance of loans receivable outstanding during the period and an 18 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $332,000 due primarily to a $36.2 million decrease in the average balance of such securities during the period. These decreases in interest income were partially offset by a $151,000 increase in interest on investment securities resulting from a 196 basis point increase in the average yield of such securities. Interest expense on customer and brokered deposit accounts decreased $407,000 due to a 28 basis point decrease in the average rate paid on such interest-costing liabilities, the effect of which was partially offset by a $46.2 million increase in the average balance of customer and brokered deposit accounts during the period. Interest expense on FHLB advances decreased $1.5 million as the result of a $189.3 million decrease in the average balance and an 18 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
   The Company recorded a provision for loan losses of $4.0 million during the three month period ended December 31, 2010, due primarily to increases in specific reserves related to impaired construction and land development loans. In addition, the Bank increased its general reserves related to the commercial real estate and land development portfolios based primarily upon its historical losses and other relevant qualitative factors such as economic and business conditions. The Company recorded a provision for loan losses of $9.0 million during the quarter ended December 31, 2009, in response to a significant increase in loans classified as substandard or loss. Additionally, management determined that the increased provision was appropriate due to the continued uncertainty in the real estate markets. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 22.4% of total classified assets at December 31, 2010, 21.8% at September 30, 2010, and 21.9% at December 31, 2009.

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

OTHER INCOME
     Other income for the three months ended December 31, 2010, decreased $516,000 from the same period in the prior year.
Specifically, impairment loss on investment in LLCs increased $2.0 million due to an impairment charge related to the Company's investment in Central Platte Holdings, LLC during the quarter ended December 31, 2009. Other income increased $724,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP, which was partially offset by an increase in expenses related to foreclosed assets held for sale. Customer service fees and charges increased $600,000 primarily due to an increase in miscellaneous loan fees resulting from higher residential mortgage loan origination volume during the period. The increase in gain on sale of loans held for sale resulting from a significant increase in mortgage banking volume for the period was largely offset by a $4.9 million decrease in the adjustment to mark these loans to market value, resulting in only a $368,000 increase from the same period in the prior year. These increases were offset by a $2.8 million decrease in gain on sale of securities available for sale due to a significant decrease in the volume of such sales during the period. Additionally, provision for loss on real estate owned increased $413,000 due primarily to charge-offs resulting from the sale of foreclosed assets held for sale.


GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended December 31, 2010, increased $2.9 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $614,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $2.1 million due primarily the significant increase in mortgage banking spreads from the same period in the prior year. Other expense increased $1.1 million due primarily to increases in data processing fees, consulting fees, and other expenses related to the Company's lending operations such as underwriting, credit, appraisal, and processing fees. These increases in general and administrative expenses were offset by an $801,000 decrease in federal deposit insurance premiums and a $102,000 decrease in advertising and business promotion expense from the same period in the prior year.


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


REGULATORY CAPITAL REQUIREMENTS
     At December 31, 2010, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2010, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2010                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 172,569
Adjustment for regulatory capital:
  Intangible assets                                    (2,546)
  Disallowed portion of servicing assets
    and deferred tax assets                               (24)
  Reverse the effect of SFAS No. 115                     (446)
                                                     ---------
    Tangible capital                                  169,553
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     169,553
  Qualifying general valuation allowance               15,946
                                                     ---------
       Risk-based capital                           $ 185,499
                                                     =========


                                                                As of December 31, 2010
                                            -------------------------------------------------------------------
                                                                 Minimum Required for    Minimum Required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 185,499     14.6%       101,869      >=8%      127,337     >=10%
Core capital to adjusted tangible assets    169,553     12.9%        52,550      >=4%       65,687      >=5%
Tangible capital to tangible assets         169,553     12.9%        19,706     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      169,553     13.3%            --        --       76,402      >=6%




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


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of
eligible collateral relative to the amount of advances outstanding.   At
December 31, 2010, the Bank had a total borrowing capacity at FHLB of $457.3 million, and outstanding advances of $228.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.

     The Bank entered into a Supervisory Agreement with the Office of Thrift Supervision on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank's plan to reduce brokered deposits to $145.0 million by June 30, 2010, $135.0 million by June 30, 2011 and $125.0 million by June 30, 2012. As of December 31, 2010, the Bank's brokered deposits totaled $16.9 million. Thus, the Bank could acquire an additional $128.1 million in brokered deposits and still comply with the plan as of December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2010.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2010.



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



                                              NASB Financial, Inc.
                                                  (Registrant)


February 9, 2011                           By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



February 9, 2011                           By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer

19




19