Form 10-Q/A
period 2010-12-31
NASB FINANCIAL INC
filed 2011-06-30
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                              FORM 10-Q/A


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

           EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, initially filed with the Securities and Exchange Commission ("SEC") on February 9, 2011 (the "Original Filing"). We are filing this Amendment No. 1 to restate our consolidated financial statements for the quarters ended December 31, 2011, to appropriately reflect loans classified as Troubled Debt Restructurings (TDRs) and to properly value foreclosed assets held for sale following an examination by the Office of Thrift Supervision ("OTS").

     This Amendment No. 1 is the result of a regulatory examination of NASB Financial, Inc. (the "Company") and its wholly-owned bank subsidiary, North American Savings Bank, F.S.B. performed by the Office of Thrift Supervision ("OTS") in April 2011. In May 2011, the OTS informed the Company of its final determination to deem some borrowing relationships, primarily from two large residential developers, as TDRs. Management agreed to reclassify the loans as TDRs and to record an additional $6.6 million charge, pre-tax, to the provision for loan losses related primarily to the measured impairment of the aforementioned loans. In addition, the Company became aware that certain foreclosed real estate, which was acquired through foreclosure of a participation loan, had declined in value. The Company agreed with the OTS' recommendation to record an additional $1.6 million charge, pre-tax, to the provision for loss on real estate owned, primarily related to the devaluation of this property.

     This Amendment No. 1 also adds additional disclosures related to the Company's lending activities in Note 7, "Loans Receivable," which were not included in the Original Filing.

     This Amendment No. 1 amends and restates the Company's consolidated financial statements for the quarter ended December 31, 2010, including the notes thereto. Refer to Note 17, "Restatement," in this Amendment No. 1 for further information on the restatement impact for the quarter ended December 31, 2010.

      This Amendment No. 1 also amends Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of
Operations," related to the restatement of the Company's consolidated financial statements noted above.

     Pursuant to the rules of the Securities and Exchange Commission,
Item 6, "Exhibits," of Part II of the original Form
10-Q has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     This Amendment No. 1 only amends and restates the items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on February 9, 2011.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                          December 31,    September 30,
                                              2010            2010
                                          (Unaudited)
                                          (Restated)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    10,303         14,033

Securities:
  Available for sale, at fair value           24,409         28,092
  Held to maturity, at cost                    1,076          1,232

Stock in Federal Home Loan Bank, at cost      13,203         15,873

Mortgage-backed securities:
  Available for sale, at fair value              820            911
  Held to maturity, at cost                   41,186         46,276

Loans receivable:
  Held for sale, at fair value               117,499        179,845
  Held for investment, net                 1,059,867      1,073,357
  Allowance for loan losses                  (39,074)       (32,316)
                                           ----------     -----------
Total loans receivable, net                1,138,292      1,220,886
                                           ----------     -----------

Accrued interest receivable                    5,047          5,520
Foreclosed assets held for sale, net          32,379         38,362
Premises and equipment, net                   14,045         13,836
Investment in LLCs                            17,772         17,799
Mortgage servicing rights, net                   271            263
Deferred income tax asset, net                16,381         14,758
Other assets                                  16,945         16,355
                                           ----------     ----------
                                         $ 1,332,129      1,434,196
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   881,724        866,559
  Brokered deposit accounts                   16,922         66,894
  Advances from Federal Home Loan Bank       228,000        286,000
  Subordinated debentures                     25,774         25,774
  Escrows                                      5,039         11,149
  Income taxes payable                           310            504
  Accrued expenses and other liabilities       9,598          9,554
                                           ----------     ----------
      Total liabilities                    1,167,367      1,266,434
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,616         16,603
  Retained earnings                          184,639        187,674
  Treasury stock, at cost;
    1,989,498 shares                         (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       446            424
                                           ----------     ----------
      Total stockholders' equity             164,762        167,762
                                           ----------     ----------
                                         $ 1,332,129      1,434,196
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)



                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                 2010         2009
                                              (Restated)
                                               ---------    ---------
Interest on loans receivable                   $ 18,071       20,606
Interest on mortgage-backed securities              552          884
Interest and dividends on securities                623          472
Other interest income                                 4            3
                                               ---------    ---------
  Total interest income                          19,250       21,965
                                               ---------    ---------

Interest on customer and brokered
    deposit accounts                              4,286        4,693
Interest on advances from FHLB                    1,797        3,339
Interest on subordinated debentures                 127          128
                                               ---------    ---------
  Total interest expense                          6,210        8,160
                                               ---------    ---------
    Net interest income                          13,040       13,805
Provision for loan losses                        10,526        9,000
                                               ---------    ---------
    Net interest income after provision
      for loan losses                             2,514        4,805
                                               ---------    ---------
Other income (expense):
  Loan servicing fees, net                           77           26
  Impairment (loss) recovery on mortgage
        servicing rights                             (1)           5
  Customer service fees and charges               2,458        1,858
  Provision for loss on real estate owned        (2,043)          --
  Gain on sale of securities available for sale     280        3,088
  Gain from loans receivable held for sale        7,335        6,967
  Impairment loss on investment in LLCs              --       (2,000)
  Other                                             980          256
                                               ---------    ---------
    Total other income                            9,086       10,200
                                               ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                5,115        4,501
  Commission-based mortgage banking
      compensation                                6,172        4,116
  Premises and equipment                          1,036          990
  Advertising and business promotion              1,267        1,369
  Federal deposit insurance premiums                437        1,238
  Other                                           2,508        1,443
                                               ---------    ---------
    Total general and administrative expenses    16,535       13,657
                                               ---------    ---------
    Income (loss) before income tax expense
        (benefit)                                (4,935)       1,348
Income tax expense (benefit)                     (1,900)          19
                                               ---------    ---------
    Net income (loss)                           $(3,035)       1,329
                                               =========    =========
Basic earnings (loss) per share                 $ (0.39)        0.17
                                               =========    =========
Diluted earnings (loss) per share               $ (0.39)        0.17
                                               =========    =========

Basic weighted average shares outstanding     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2010       $ 1,479       16,603    187,674    (38,418)      424        167,762
  Comprehensive income:
    Net loss                          --           --     (3,035)        --        --         (3,035)
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --        22             22
         available for sale                                                                  -------
    Total comprehensive loss                                                                  (3,013)
  Stock based compensation expense    --           13         --         --        --             13
                               ----------------------------------------------------------------------
Balance at December 31, 2010
  (restated)                     $ 1,479       16,616    184,639    (38,418)      446        164,762
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

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2010        2009
                                                          (Restated)
                                                          ----------------------
Cash flows from operating activities:
  Net income (loss)                                      $ (3,035)       1,329
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation                                                467          444
  Amortization and accretion, net                            (132)      (1,006)
  Gain on sale of securities available for sale              (280)      (3,088)
  Loss from investment in LLCs                                 31           35
  Impairment loss on investment in LLCs                        --        2,000
  Impairment loss (recovery) on mortgage
    servicing rights                                            1           (5)
  Gain from loans receivable held for sale                 (7,335)      (6,967)
  Provision for loan losses                                10,526        9,000
  Provision for loss on real estate owned                   2,043           --
  Origination of loans receivable held for sale          (648,980)    (435,609)
  Sale of loans receivable held for sale                  718,661      423,270
  Stock based compensation - stock options                     13           20
Changes in:
  Net fair value of loan-related commitments               (1,384)        (315)
  Accrued interest receivable                                 473          247
  Prepaid and accrued expenses, other liabilities
    and income taxes payable                                 (800)      (8,275)
                                                          ----------------------
Net cash provided by (used in) operating activities        70,269      (18,920)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        5,056        2,430
    Available for sale                                         79        2,449
  Principal repayments of mortgage loans receivable
    held for investment                                    62,798       62,342
  Principal repayments of other loans receivable            1,541        1,661
  Principal repayments of investment securities
    held to maturity                                          166           --
  Loan origination - mortgage loans receivable
    held for investment                                   (62,189)     (30,591)
  Loan origination - other loans receivable                  (887)        (457)
  Purchase of mortgage loans receivable held for
    investment                                                 --         (753)
  Proceeds from sale of Federal Home Loan
    Bank stock                                              2,670        4,851
  Purchase of mortgage backed securities held
    to maturity                                                --      (35,796)
  Purchase of investment securities available for sale    (10,390)     (15,080)
  Proceeds from sale of investment securities available
    for sale                                               14,456       21,336
  Proceeds from sale of real estate owned                  12,546        3,454
  Purchases of premises and equipment, net                   (676)        (292)
  Investment in LLCs                                           (5)          (5)
  Other                                                      (218)        (619)
                                                          ----------------------
Net cash provided by investing activities                  24,947       14,930


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                             2010        2009
                                                          (Restated)
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and brokered
     deposit accounts                                     (34,836)     (32,409)
  Proceeds from advances from Federal Home Loan Bank       17,000       10,000
  Repayment on advances from Federal Home Loan Bank       (75,000)      (2,000)
  Cash dividends paid                                          --       (1,770)
  Change in escrows                                        (6,110)      (5,279)
                                                          ----------------------
Net cash used in financing activities                     (98,946)     (31,458)
                                                          ----------------------
Net decrease in cash and cash equivalents                  (3,730)     (35,448)
Cash and cash equivalents at beginning of the period       14,033       63,250
                                                          ----------------------
Cash and cash equivalents at end of period               $ 10,303       27,802
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $    (68)       2,266
  Cash paid for interest                                    6,200        8,459

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 17,528        7,831
    Conversion of real estate owned to loans receivable       763           --
    Capitalization of originated mortgage servicing rights     --            5








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




                                               Three months ended
                                             ----------------------
                                               12/31/10   12/31/09
                                              (Restated)
                                             ----------------------
Net income (loss) (in thousands)              $ (3,035)     1,329

Average common shares outstanding            7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --
                                             ----------------------
Average diluted common shares                7,867,614  7,867,614

Earnings (loss) per share:
   Basic                                      $  (0.39)      0.17
   Diluted                                       (0.39)      0.17



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


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $      94        2        --          96
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             180        5        --         185
FHLMC participation
  Certificates:
    Fixed rate                    345       21        --         366
    Adjustable rate               163       10        --         173
                            ------------------------------------------
     Total                  $     782       38        --         820
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


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $      98        3        --         101
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             186        7        --         193
FHLMC participation
  certificates
    Fixed rate                    403       34        --         437
    Adjustable rate               173        7        --         180
                            -------------------------------------------
     Total                  $     860       51        --         911
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


(7) LOANS RECEIVABLE

     The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. The residential mortgage loans originated have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable at December 31, 2010. Dollar amounts are expressed in thousands.


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

Lending Practices and Underwriting Standards
--------------------------------------------
     Residential real estate loans - The Bank offers a range of residential loan programs, including programs offering loans guaranteed by the Veterans Administration ("VA") and loans insured by the Federal Housing Administration ("FHA"). The Bank's residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

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

     Construction and development loans - Construction and land development loans are made primarily to builders/developers, who construct properties for resale. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

     The Bank's requirements for a construction loan are similar to those of a mortgage on an existing residence. In addition, the borrower must submit accurate plans, specifications, and cost projections of the property to be constructed. All construction and development loans are manually underwritten using NASB's internal underwriting standards. All construction and development loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Construction Lending. The bank has adopted internal loan-to-value limits consistent with regulations, which are 65% for raw land, 75% for land development, and 85% for residential and non-residential construction. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Generally, the Bank will commit to an initial term of 12 to 18 months on construction loans, and an initial term of 24 to 48 months on land acquisition and development loans, with six month renewals thereafter. Interest rates on construction loans typically adjust daily and are tied to a predetermined index. NASB's staff regularly performs inspections of each property during its construction phase to ensure adequate progress is achieved before making scheduled loan disbursements.

     During the three month period ended December 31, 2010, the Bank renewed a large number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings ("TDRs") if the restructuring was related to the borrower's financial difficulty, and if the Bank made concessions that it would not otherwise consider. It has historically been the Bank's practice to renew construction and development loans for a six-month term upon maturity. This allows the Bank to more frequently evaluate the loan, including creditworthiness and current market conditions, and to modify the terms accordingly. This portfolio consists primarily of prime-based assets, and in most cases, the conditions for loan renewal included an increase in the interest rate "floor" in accordance with the current market conditions. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower's current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal). If such concessions were made and the modification was the result of the borrower's financial difficulty, the renewal was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, during the term of the extension for loans not accounted for as a TDR. See Note 17, "Restatement of Previously Issued Financial Statements," for further information regarding the decision to reclassify the extension of loans related to two large residential developers as TDRs following our May 2011 OTS exam.

     Commercial real estate loans - The Bank purchases and originates several different types of commercial real estate loans. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

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

     At least once during each calendar year, a review is prepared for each borrower relationship in excess of $5 million and for each individual loan over $1 million. Collateral inspections are obtained on an annual basis for each loan over $1 million, and on a triennial basis for each loan between $500 thousand and $1 million. Financial information, such as tax returns, is requested annually for all commercial real estate loans over $500 thousand, which is consistent with industry practice, and the Bank has sufficient monitoring
procedures in place to identify potential problem loans.   A loan is
deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Any loans deemed impaired, regardless of their balance, are reviewed by management at the time of the impairment determination, and monitored on a quarterly basis thereafter, including calculation of specific valuation allowances, if applicable.

     Installment Loans - These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer's equity in their primary residence.

Allowance for Loan Losses
-------------------------
     The Allowance for Loan and Lease Losses ("ALLL") recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. ALLLs are established by charges to the provision for loan losses and carried as contra assets. Management analyzes the adequacy of the allowance on a quarterly basis and appropriate provisions are made to maintain the ALLLs at adequate levels. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank's allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

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

     Based upon the significant increase in foreclosure frequency and loss severity ratios within the Bank's portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the three month period ended December 31, 2010. The balance of general reserves in the allowance for loan losses increased to $18.3 million, from $18.1 million at December 31, 2009. During the same time period, the balance of loans receivable held to maturity decreased from $1,220.7 million at December 31, 2009, to $1,059.9 million at December 31, 2010. The Bank does not routinely obtain updated appraisals for their collateral dependent loans. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

     The following table presents the activity in the allowance for losses on loans for the period ended December 31, 2010. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2010               $  32,316
     Provisions                                  10,526
     Charge-offs                                 (3,801)
     Recoveries                                      33
                                                --------
     Balance at December 31, 2010 (restated)  $  39,074
                                                ========


     The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2010. Dollar amounts are expressed in thousands.



                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses (restated):
------------------------------------
Balance at October 1, 2010   $   4,427         10       6,708      19,018      1,015      1,138     32,316
Provision for loan losses           10         14         103       8,920      1,250        229     10,526
Loans charged off                 (273)        --      (1,372)     (1,887)        --       (269)    (3,801)
Recoveries                          --         --          --          33         --         --         33
                              -----------------------------------------------------------------------------
Balance at December 31, 2010 $   4,164         24       5,439      26,084      2,265      1,098     39,074
                              =============================================================================

Ending Balance of allowance
  for loan losses related
    to loans:
  Individually evaluated
    for impairment           $     868         11       1,577      16,651      1,205        472     20,784
                              =============================================================================
  Collectively evaluated
    for impairment           $   3,296         13       3,862       9,433      1,060        626     18,290
                              =============================================================================
  Acquired with deteriorated
    credit quality           $     127         --          --          --         --         --        127
                              =============================================================================


Loans:
-----
Balance at December 31, 2010 $ 338,236    117,499     439,014     181,250     90,483     10,884  1,177,366
                              =============================================================================

Ending Balance:
  Loans individually evaluated
    for impairment           $  12,712         11       3,223      95,348      7,994        721    120,009
                              =============================================================================
  Loans collectively evaluated
    for impairment           $ 325,524    117,488     435,791      85,902     82,489     10,163  1,057,357
                              =============================================================================
  Loans acquired with deteriorated
    credit quality           $   1,626         --          --          --         --         --      1,626
                              =============================================================================



Classified Assets, Delinquencies, and Non-accrual Loans
-------------------------------------------------------
     Classified assets - In accordance with the asset classification system outlined by the OTS, North American's problem assets are classified with risk ratings of either "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the borrower's ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence without establishing a specific loss allowance is not warranted.

     In addition to the risk rating categories for problem assets noted above, loans may be assigned a risk rating of "pass," "pass-watch," or "special mention." The pass category includes loans with borrowers and/or collateral that is of average quality or better. Loans in this category are considered average risk and satisfactory repayment is expected. Assets classified as pass-watch are those in which the borrower has the capacity to perform according to the terms and repayment is expected. However, one or more elements of uncertainty exist. Asset classified as special mention have a potential weakness that deserves management's close attention. If left undetected, the potential weakness may result in deterioration of repayment prospects.

     Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company's loan portfolio based on risk rating category as of December 31, 2010 (restated). Dollar amounts are expressed in thousands.




                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Rating:
------
Pass                         $ 317,760    117,488     373,345      51,443     59,307     10,104    929,447
Pass - Watch                     2,216         --      27,114      17,710         --         --     47,040
Special Mention                  2,749         --      24,494       6,364     23,182        258     57,047
Substandard                     14,643         --      12,484      89,082      6,789         50    123,048
Doubtful                            --         --          --          --         --         --         --
Loss                               868         11       1,577      16,651      1,205        472     20,784
                              -----------------------------------------------------------------------------
  Total                      $ 338,236    117,499     439,014     181,250     90,483     10,884  1,177,366
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

     The following table presents impaired loans as of December 31, 2010 (restated). Dollar amounts are expressed in thousands.



                                                     Unpaid                     Average        Interest
                                         Recorded   Principal    Specific    Investment in      Income
                                         Balance     Balance     Allowance   Impaired Loans   Recognized
---------------------------------------------------------------------------------------------------------

Loans without a specific valuation allowance:
--------------------------------------------

Residential                         $    6,537       6,617           --       6,531                28
Residential held for sale                   --          --           --          --                --
Commercial real estate                      --          --           --          --                --
Construction & development              31,122      31,131           --      30,969               361
Commercial                                  --          --           --          --                --
Installment                                230         230           --         231                 3


Loans with a specific valuation allowance:
-----------------------------------------

Residential                         $    5,307       6,270          868       5,535                37
Residential held for sale                   --          11           11          12                --
Commercial real estate                   1,646       3,230        1,577       1,696                15
Construction & development              47,576      64,243       16,651      53,892               680
Commercial                               6,789       8,070        1,205       7,592               185
Installment                                 19         491          472          36                 4


Total:
-----

Residential                         $   11,844      12,887          868      12,066                65
Residential held for sale                   --          11           11          12                --
Commercial real estate                   1,646       3,230        1,577       1,696                15
Construction & development              78,698      95,374       16,651      84,861             1,041
Commercial                               6,789       8,070        1,205       7,592               185
Installment                                249         721          472         267                 7



 (8) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at December 31, 2010 (restated). Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 36,055
Less:  allowance for losses                              (3,676)
                                                       ----------
   Total                                               $ 32,379
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




Three months ended                     Mortgage     Other and
December 31, 2010 (restated) Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 13,157        --         (117)          13,040
Provision for loan losses    10,526        --           --           10,526
Other income                 (1,305)   10,660         (269)           9,086
General and administrative
  expenses                    5,517    11,132         (114)          16,535
Income tax expense (benefit) (1,613)     (182)        (105)          (1,900)
                            ---------------------------------------------------
    Net loss               $ (2,578)     (290)        (167)          (3,035)
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

    The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2010, was $78.6 million.


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

     The carrying value of foreclosed assets held for sale was $32.4 million at December 31, 2010. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2010, totaled $1.7 million.


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

     The following table presents the carrying values and fair values of the Company's financial instruments. Dollar amounts are expressed in thousands.




                                           December 31, 2010           September 30, 2010
                                              (Restated)
                                      --------------------------    -------------------------
                                                     Estimated                     Estimated
                                       Carrying         fair         Carrying         fair
                                        value          value          value          value
                                      --------------------------    -------------------------
Financial Assets:
  Cash and cash equivalents          $  10,303         10,303         14,033         14,033
  Securities held to maturity            1,076          1,475          1,232          1,561
  Stock in Federal Home Loan Bank       13,203         13,203         15,873         15,873
  Mortgage-backed securities held
    to maturity                         41,186         41,116         46,276         46,300
  Loans receivable held for
    investment                       1,020,793      1,030,988      1,041,041      1,043,886

Financial Liabilities:
  Customer deposit accounts          $ 881,724        886,699        866,559        869,941
  Brokered deposit accounts             16,922         16,927         66,894         66,797
  Advances from FHLB                   228,000        231,174        286,000        288,061
  Subordinated debentures               25,774         10,000         25,774         10,310




                                           December 31, 2010           September 30, 2010
                                      --------------------------    -------------------------
                                       Contract or    Estimated      Contract or    Estimated
                                        notional      unrealized      notional      unrealized
                                         amount          gain          amount       gain (loss)
                                      --------------------------    -------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $  10,112             25          6,127             (5)
  Lending commitments - floating
    rate                                   937             12            417              6
  Commitments to sell loans                 --             --             --             --





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


(17) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     During April 2011, the OTS performed a regulatory examination of the Company and its wholly-owned bank subsidiary, North American Savings Bank, F.S.B. During its examination, the OTS reviewed whether the circumstances surrounding the residential development loans of two large borrowing relationships would qualify as Troubled Debt Restructurings ("TDRs"). In question was whether the circumstances regarding loan extension constituted a concession and whether the borrowers had demonstrated financial difficulty within the scope of existing guidance for TDRs. The Company had not originally classified these loans as TDRs as of December 31, 2010, because, at that time, based on the financial positions of the respective guarantors, including their liquid assets, unencumbered real estate, and projected cash flows, management believed these borrowers lacked a level of financial difficulty necessary to
classify the loans as TDRs.   Following multiple discussions with the
OTS examiners on-site and the OTS regional Accountant for the Western Region, in May 2011, the OTS informed the Company of its final determination to deem the loans from these borrowing relationships as TDRs and the Company subsequently agreed. The reclassification of these loans to TDR as of December 31, 2010, resulted in an additional $4.7 million charge, pre-tax, to the provision for loan losses related to the measured impairment of the aforementioned loans.

     In addition to the loans noted above, the restatement for December 31, 2010, includes the following items:

 - The OTS instructed, and the Company agreed, to record a $1.1 million charge, pre-tax, to the provision for loan losses related to the measured impairment of five loans secured by five individual pieces of ground zoned for commercial development during the quarter ended December 31, 2010. The loans were modified in July 2010 to extend their maturity dates to continue negotiations for a possible sale of a significant portion of the property. The modification was considered a TDR, and, therefore, the loans were deemed impaired. The Company considered the loans collateral dependent and measured impairment based upon the estimated fair value of the collateral, less costs to sell, in accordance with ASC 310-10-35. The Company obtained an updated third-party appraisal, which resulted in a $130,000 measured impairment. However, the OTS believed that it was appropriate to use the bulk discounted appraised values at December 31, 2010 when calculating the measured impairment. The Company agreed with this conclusion, primarily due to the fact that no other sales had materialized since the July 2010 restructuring and the likelihood of orderly disposition had diminished.

 - The Company recorded an additional $270,000 charge, pre-tax, to the provision for loan losses related to the impairment of six residential development loans, which are secured by collateral within the same subdivision. The loans were renewed for six months in August 2010. The Company evaluated these loans for impairment under ASC 310-10-35, deemed them to be impaired and recorded an impairment of $3.7 million. In October 2010, the Company funded a new development loan, which was secured by 5.3 acres that were included in a 153.5 acre piece of ground that secured the development's original land loan. When management calculated the measured impairment at December 31, 2010, the 5.3 acres was not excluded from the value of the original land loan. The OTS also informed the Company that committed (vs. disbursed) balances should have been used for lots in process the process of being developed when performing the impairment calculation, since the Company was using "as developed" fair values to measure impairment. The Company agreed to correct these oversights in the December 2010 quarter.

 - The Company recorded a $99,000 charge, pre-tax, to the provision for loan losses related to the impairment of one land loan, which is secured by a subordinate lien on two pieces of developed ground. The Company evaluated this loan for impairment under ASC 310-10-35, deemed it to be impaired and recorded an impairment of $301,000. In February 2011, the Company determined that, due to the minimal equity available in the collateral and the subordinate position of the Bank's lien, the probability of collection through foreclosure and liquidation of the property was minimal. Accordingly, the carrying value of the loan was reduced to zero. The OTS instructed, and the Company agreed, to record this additional impairment as of December 31, 2010.

 - The Company recorded an additional $422,000 charge, pre-tax, to the provision for loan losses related to twelve individual single family and consumer loans that the OTS deemed impaired at December 2010. Historically, the Company has not evaluated single family loans for impairment, unless they were deemed TDRs, due to immateriality. In accordance with OTS guidance, the Company has agreed to change its policy going forward and evaluate all single family loans over 180 days past due for impairment. The Company will obtain updated collateral values in order to calculate the impairment for such loans, which will be deemed collateral dependent.

 - During the OTS examination, the Company became aware that certain real estate, which was acquired through foreclosure of a participation loan, had declined in value. A December 2010 appraisal that reflected the property's devaluation was in possession of the lead lender, but had not been provided to the Company until after the date of Original Filing. The OTS determined that, as of December 31, 2010, the Company should record an additional $1.2 million charge, pre-tax, to the provision for loss on real estate owned, and the Company subsequently agreed.

 - Two other foreclosed real estate properties had declined in value by a total of approximately $450,000. The carrying value of the first property was supported by an appraisal for $3.6 million performed in April 2010. However, the Company's listed sale price for the property was $3.3 million value at December 31, 2010. As a result, the Company determined that it was appropriate to reduce its carrying value of the property by $210,000, based upon the list price, in the December 2010 quarter. The second property consists of twenty undeveloped lots within a development of triplexes. The Company received an updated appraisal in October 2010, but had misinterpreted the appraised value to be "per door" vs. "per unit." This error was discovered in January 2011 and the total carrying value of the properties was decreased by $240,000. However, the OTS instructed the Company to restate the carrying value of the property in the December 2010 quarter, based upon the date of the updated appraisal.

     As a result of the restatement, the following financial statement lines were adjusted (dollars in thousands, except per share data):



                                                                             Previously     Effect of
                                                               Restated       Reported       Change
                                                              -----------------------------------------
Condensed Consolidated Balance Sheet
------------------------------------
At December 31, 2010:
Allowance for loan losses                                  $    (39,074)       (32,498)       (6,576)
Total loans receivable, net                                   1,138,292      1,144,868        (6,576)
Foreclosed assets held for sale, net                             32,379         34,009        (1,630)
Deferred income tax asset, net                                   16,381         13,222         3,159
Total assets                                                  1,332,129      1,337,176        (5,047)
Retained earnings                                               184,639        189,686        (5,047)
Total stockholders' equity                                      164,762        169,809        (5,047)
Total liabilities and stockholders' equity                    1,332,129      1,337,176        (5,047)

Condensed Consolidated Statement of Operations
----------------------------------------------
Three months ended December 31, 2010:
Provision for loan losses                                  $     10,526          3,950         6,576
Net interest income after provision for loan losses               2,514          9,090        (6,576)
Provision for loss on real estate owned                          (2,043)          (413)       (1,630)
Total other income                                                9,086         10,716        (1,630)
Income (loss) before income tax expense (benefit)                (4,935)         3,271        (8,206)
Income tax expense (benefit)                                     (1,900)         1,259        (3,159)
Net income (loss)                                                (3,035)         2,012        (5,047)
Basic earnings (loss) per share                                   (0.39)          0.26         (0.65)
Diluted earnings (loss) per share                                 (0.39)          0.26         (0.65)

Condensed Consolidated Statement of Stockholders' Equity
--------------------------------------------------------
Three months ended December 31, 2010:
Net income (loss)                                          $     (3,035)         2,012        (5,047)
Total comprehensive income (loss)                                (3,013)         2,034        (5,047)
At December 31, 2010:
Retained earnings                                               184,639        189,686        (5,047)
Total stockholders' equity                                      164,762        169,809        (5,047)

Condensed Consolidated Statement of Cash Flows
----------------------------------------------
Three months ended December 31, 2010:
Net income (loss)                                          $     (3,035)         2,012        (5,047)
Provision for loan losses                                        10,526          3,950         6,576
Provision for loss on real estate owned                           2,043            413         1,630
Prepaid and accrued expenses, other liabilities and income
   taxes payable                                                   (800)         2,359        (3,159)


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


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of December 31, 2010, were $1,332.1 million, a decrease of $102.1 million from September 30, 2010, the prior fiscal year end.

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


                             12/31/10      9/30/10     12/31/09
                            -------------------------------------
Asset Classification:
   Substandard              $ 155,426      142,085      122,175
   Doubtful                        --           --           --
   Loss*                       24,461       16,965       10,977
                            -------------------------------------
                              179,887      159,050      133,152
Allowance for losses on
  loans and real estate
  owned                       (42,751)     (34,643)     (29,154)
                            -------------------------------------
                            $ 137,136      124,407      103,998
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


                             12/31/10      9/30/10       12/31/09
                            ----------------------------------------
Total Assets               $ 1,332,129    1,434,196      1,527,170
                            ========================================

Non-accrual loans          $    12,482       29,368         24,237
Troubled debt
  restructurings                59,833       23,730         24,609
Net real estate and
  other assets acquired
  through foreclosure           32,379       38,362         13,860
                            ----------------------------------------
     Total                 $   104,694       91,460         62,706
                            ========================================
Percent of total assets          7.86%        6.38%          4.11%
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

     Total stockholders' equity as of December 31, 2010, was $164.8 million (12.4% of total assets). This compares to $167.8 million (11.7% of total assets) at September 30, 2010. On a per share basis, stockholders' equity was $20.94 on December 31, 2010, compared to $21.32 on September 30, 2010.

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


                              Three months ended
                           ------------------------
                            12/31/10      12/31/09
                           ------------------------
Return on assets             (0.88)%        0.34%
Return on equity             (7.30)%        3.21%
Equity-to-assets ratio       12.37%        10.79%
Dividend payout ratio           --%       133.18%

RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2010 and 2009.

  For the three months ended December 31, 2010, the Company had a net loss of $3.0 million or $(0.39) per share. This compares to net income of $1.3 million or $0.17 per share for the three month period ended December 31, 2009.


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

                                  Three months ended 12/31/10   As of
                                  --------------------------- 12/31/10
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,182,666    18,071   6.11%    6.02%
  Mortgage-backed securities        45,078       552   4.90%    4.90%
  Securities                        40,569       623   6.14%    5.74%
  Bank deposits                     19,721         4   0.08%    0.01%
                                 --------------------------------------
    Total earning assets         1,288,034    19,250   5.97%    5.94%
                                            ---------------------------
Non-earning assets                  95,631
                                 ----------
      Total                     $1,383,665
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 191,525       263   0.55%    0.50%
  Customer and brokered
    certificates of deposit        739,120     4,023   2.18%    2.20%
  FHLB Advances                    253,769     1,797   2.83%    2.31%
  Subordinated debentures           25,000       127   2.03%    1.94%
                                 --------------------------------------
    Total costing liabilities    1,209,414     6,210   2.05%    1.93%
                                            ---------------------------
Non-costing liabilities              5,494
Stockholders' equity               168,757
                                 ----------
      Total                     $1,383,665
                                 ==========
Net earning balance             $   78,620
                                 ==========
Earning yield less costing rate                        3.92%    4.01%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,288,034    13,040   4.05%
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





                                       Three months ended December 31, 2010, compared to
                                             three months ended December 31, 2009
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (558)      (2,028)         51      (2,535)
  Mortgage-backed securities                 112         (394)        (50)       (332)
  Securities                                 221          (48)        (22)        151
  Bank deposits                                2           (1)         --           1
                                        -----------------------------------------------
Net change in interest income               (223)      (2,471)        (21)     (2,715)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                        (619)         245         (33)       (407)
  FHLB Advances                             (199)      (1,424)         81      (1,542)
  Subordinated debentures                     (1)          --          --          (1)
                                        -----------------------------------------------
Net change in interest expense              (819)      (1,179)         48      (1,950)
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $     596       (1,292)        (69)       (765)
                                        ===============================================




      Net interest margin before loan loss provision for the three months ended December 31, 2010, decreased $765,000 from the same period in the prior year. Specifically, interest income decreased $2.7 million, which was offset by a $2.0 million decrease in interest expense for the period. Interest on loans decreased $2.5 million as the result of a $129.2 million decrease in the average balance of loans receivable outstanding during the period and a 17 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $332,000 due primarily to a $36.2 million decrease in the average balance of such securities during the period. These decreases in interest income were partially offset by a $151,000 increase in interest on investment securities resulting from a 196 basis point increase in the average yield of such securities. Interest expense on customer and brokered deposit accounts decreased $407,000 due to a 28 basis point decrease in the average rate paid on such interest-costing liabilities, the effect of which was partially offset by a $46.2 million increase in the average balance of customer and brokered deposit accounts during the period. Interest expense on FHLB advances decreased $1.5 million as the result of a $189.3 million decrease in the average balance and an 18 basis point decrease in the average rate paid on such liabilities.


PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $10.5 million during the three month period ended December 31, 2010, due primarily to increases in specific reserves related to impaired construction and land development loans. In addition, the Bank increased its general reserves related to the commercial real estate and land development portfolios based primarily upon its historical losses and other relevant qualitative factors such as economic and business conditions. The Company recorded a provision for loan losses of $9.0 million during the quarter ended December 31, 2009, in response to a significant increase in loans classified as substandard or loss. Additionally, management determined that the increased provision was appropriate due to the continued uncertainty in the real estate markets. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 23.8% of total classified assets at December 31, 2010, 21.8% at September 30, 2010, and 21.9% at December 31, 2009.

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

OTHER INCOME
     Other income for the three months ended December 31, 2010, decreased $1.1 million from the same period in the prior year. Specifically, gain on sale of securities available for sale decreased $2.8 million due to a significant decrease in the volume of such sales during the period. Additionally, provision for loss on real estate owned increased $2.0 million due to primarily to declines in the value of foreclosed assets held for sale. These decreases in other income were offset by a $2.0 increase in impairment loss on investment in LLCs due to an impairment charge related to the Company's investment in Central Platte Holdings, LLC during the quarter ended December 31, 2009. Other income increased $724,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP, which was partially offset by an increase in expenses related to foreclosed assets held for sale. Customer service fees and charges increased $600,000 primarily due to an increase in miscellaneous loan fees resulting from higher residential mortgage loan origination volume during the period. The increase in gain on sale of loans held for sale resulting from a significant increase in mortgage banking volume for the period was largely offset by a $4.9 million decrease in the adjustment to mark these loans to market value, resulting in only a $368,000 increase from the same period in the prior year.

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

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At December 31, 2010                                   Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 167,522
Adjustment for regulatory capital:
  Intangible assets                                    (2,546)
  Disallowed portion of servicing assets
    and deferred tax assets                               (24)
  Reverse the effect of SFAS No. 115                     (446)
                                                     ---------
    Tangible capital                                  164,506
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     164,506
  Qualifying general valuation allowance               15,883
                                                     ---------
       Risk-based capital                           $ 180,389
                                                     =========


                                                                As of December 31, 2010
                                            -------------------------------------------------------------------
                                                                 Minimum Required for    Minimum Required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 180,389     14.2%       101,461      >=8%      126,827     >=10%
Core capital to adjusted tangible assets    164,506     12.6%        52,348      >=4%       65,435      >=5%
Tangible capital to tangible assets         164,506     12.6%        19,631     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      164,506     13.0%            --        --       76,096      >=6%




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



Item 4.  Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer originally concluded that our disclosure controls and procedures were effective at the end of the period covered by this quarterly report.

     However, as discussed in the Explanatory Note on page 1 of this Form 10-Q/A, based on the need to revise the unaudited condensed consolidated financial statements for the three months ended December 31, 2010, the Company's management and the Audit Committee of the Board of Directors have taken steps recently to re-evaluate the Company's internal control over financial reporting, subsequent to December 31, 2010, and have concluded there are material weaknesses in their design of such internal controls. The material weaknesses relates to the identification and recognition of troubled debt restructurings and impaired loans and timely receipt of appraisals for participated loans. The Company's Board of Directors has implemented several steps to improve the processes and thus will remediate the material weaknesses. Included in these steps are the following:

     - Revision of the Company's loan policy to more clearly define procedures to obtain appraisals on participated loans from lead banks.

     -  Revision of the Company's Internal Asset Review and Loan
        Classification policies related to troubled debt restructurings and other impaired loans and early adoption of ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring for the quarter ended March
        31, 2011.

     Changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's controls over financial reporting, were made subsequent to the quarter ended December 31, 2010, and have been described above. There were no changes in the Company's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
     There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company. These risk factors are not necessarily presented in their order of significance. In addition to the list presented, below, there may be other risks and uncertainties that could have a material adverse effect on the Company, our financial condition and our results of operations, which could also impact the value or market price of our common stock. To the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors set forth are additional cautionary statements that identify important factors that may cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Difficult market conditions continue to adversely affect our industry. We are exposed to downturns in the U.S. real estate market, particularly related to existing residential homes, new residential construction, residential development properties, and commercial real estate. The housing market has experienced dramatic declines over the past three years, greatly affected by falling home prices, increasing foreclosures, and unemployment. All of these have impacted credit performance and resulted in a significant level of write-downs of asset values by the industry, in general, and by our Company, specifically. Because of the concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including to other financial institutions. The weakened U.S. economy and tightening of credit have led to an increased level of commercial and consumer delinquencies, a lack of consumer confidence, increased market volatility and widespread reduction of overall business activity. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our Company and others in the financial institution industry, and could further materially increase our loan losses and further negatively impact our financial condition and operating results.

Recent changes in banking regulations could materially affect the Company's business. The current political environment is demanding increased regulation of the banking industry. Various new regulations have been imposed over the past year, with much additional regulation that has been proposed. Such changing regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the ways that financial institutions conduct their businesses, implement strategic initiatives, engage in tax planning and make financial disclosures. Complying with increased regulations may increase our costs and limit the availability of our business opportunities.

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Some of the provisions may have consequences of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The specific impact of the Dodd-Frank Act on our current activities and our financial performance will depend on the manner in which relevant agencies develop and implement required rules.

The Company's performance is dependent on the economic conditions in the market in which it operates. The Company operates primarily within the greater Kansas City area and is influenced by the general economic conditions in Kansas City. Any further adverse changes in economic conditions in our market area could impair our ability to collect loans, obtain and retain customer deposits, and negatively impact our overall financial condition.

The current real estate market makes our concentrations in real estate lending susceptible to credit losses. Our loan portfolios are concentrated in real estate lending, which has made, and will continue to make, our loan portfolios susceptible to credit losses in the current real estate market, particularly because of continuing declines in the new home real estate market. Specifically, we have a concentration of residential real estate construction loans and residential land development, most of which are located within the metropolitan Kansas City market area. Additionally, we have a concentration of commercial real estate loans that are located around the country. Because of our heightened exposure to credit losses in these concentrations, the downturns in the real estate market and the general economy have resulted in a significant increase in classified assets over the past year. If the current economic environment continues for a prolonged additional period, or deteriorates even further, the asset collateral values may further decline and may result in increased credit losses and foreclosures in these portfolios.

If our allowance for loan and lease losses ("ALLL") is not sufficient to cover actual loan losses, our provision for losses could increase in future periods, causing a negative impact on operating results. Our borrowers may not repay their loans according to the terms of the loans and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay remaining loan balances. We may experience significant loan losses, which could have a material adverse impact on our operating results. When determining the adequacy of the ALLL, we make various assumptions and subjective judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as collateral for the repayment of many of our loans. In determining the adequacy of the ALLL, we rely on our loan quality reviews, our experience, our evaluation of economic conditions, and asset valuations and appraisals, among other factors. If our assumptions prove to be incorrect, our ALLL may not be sufficient to cover the losses inherent in our loan portfolio, which could result in additions to our allowance through provisions for loan losses. Material additions to our allowance would have a material adverse impact on our operating results.


The OTS (soon to be merged into the Office of the Comptroller of the Currency), as an integral part of the regulatory examination process, periodically reviews our loan portfolio. Regulators may require us to add to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations. Any increase that the regulators require in our allowance for loan losses would negatively impact our operating results in the period in which the increase occurs.

The Company uses valuation methodologies, estimations and assumptions for certain assets and loan collateral which are subject to differing interpretations and could result in changes to asset or collateral valuations that could have an adverse material impact on the Company's financial condition or operating results. The Company uses estimates, assumptions and judgments when measuring the fair value of financial
assets, liabilities and loan collateral.   Fair values and the
information used to record valuation adjustments are based on quoted market prices, third-party appraisals and/or other observable inputs provided by third-party sources, when available. Any changes in underlying factors, assumptions or estimates in any of these areas could materially impact the Company's future financial condition and operating results.

During periods of market disruption, it may be difficult to value certain assets if comparable sales become less frequent and/or market data becomes less observable. Certain classes of assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment. In such cases, asset valuations may require more estimation and subjective judgment. The rapidly changing real estate market conditions could materially impact the valuation of assets and loan collateral as reported within the Company's financial statements and changes in estimated values could vary significantly from one period to the next. Decreases in value may have a material adverse impact on the Company's future financial condition or operating results.

The Company is subject to interest rate risk. Our results of operations are largely dependent on net interest income, which is the difference between the interest we earn on our earning-asset portfolios and the interest paid on our cost of liability portfolios. Market interest rates are beyond the Company's control, and they can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence market rates and prices for loan originations, purchases of investment securities, and customer deposit accounts. Any substantial or prolonged change in market interest rates could have a materially adverse effect on the Company's financial condition or results from operations.

Changes in income tax laws or interpretations or in accounting standards could materially affect our financial condition or results of operations. Changes in income tax laws could be enacted or interpretations of existing income tax laws could change causing an adverse effect to our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are imposed or existing standards are revised, changing the methods for preparing our financial statements. Such changes are not within our control and could significantly impact our financial condition and results of operations.

The Company is subject to liquidity risk that could impair our ability to fund operations. Liquidity is essential to our business and we rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are our retail and wholesale customer deposit accounts, cash flows from payments and sales of loans and securities, and advances from the Federal Home Loan Bank. Any inability to raise or retain funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or by factors affecting the financial services industry in general. Even if funding remains available, issues of liquidity pricing could raise the Company's cost of funds and have an adverse material impact on the Company's financial condition and operating results.

Any loss of key personnel could adversely affect our operations. The Company's success is, in large part, dependent on its ability to attract and retain key employees. Management believes it has implemented effective succession planning strategies to reduce the potential impact of the loss of certain key personnel; however, because of their skill-level and experience, the unexpected loss of key personnel could have an adverse material impact on the Company's business.

We are subject to various legal claims and litigation. We are periodically involved in routine litigation incidental to our business. Regardless of whether these claims and legal actions are founded or unfounded, if such legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the Company's reputation. In addition, litigation can be costly. Any financial liability, litigation costs or reputational damage caused by these legal claims could have a material adverse impact on our business, financial condition and results of operations.

The Company operates in a competitive industry and market area. The financial services industry in which the Company operates is rapidly changing with numerous types of competitors including banks, thrifts, insurance companies, and mortgage bankers. Consolidation in the industry is accelerating and there are many new changes in technology, products, and regulations. We believe the competition for retail deposit accounts is especially significant in our market area. The Company must continue to invest in products and delivery systems in order to remain competitive or its financial performance may be impacted negatively.

Any electronic system failure or breach to our network security could increase our operating costs or impair the Company's reputation. The Bank provides customers with electronic banking options, including online banking, bill payment services, online account opening and online loan applications. Management has implemented all reasonable means of protection for its electronic services; however, there can be no absolute assurances that failures, interruptions, or electronic security breaches will not occur. Should any of our electronic systems be compromised, the Company's reputation could be damaged and/or relationships with customers impaired. A loss of business could result and the Company could incur significant expenses in remedying the security breach.




Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None.


Item 3.   Defaults Upon Senior Securities
          None.


Item 4.   (Removed and Reserved)

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



                                              NASB Financial, Inc.
                                                  (Registrant)


June 30, 2011                              By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



June 30, 2011                              By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer