Form 10-Q
period 2011-03-31
NASB FINANCIAL INC
filed 2011-07-19
CIK 1059131

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended    March 31, 2011

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

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of May 5, 2011, was 7,867,614.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            March 31,    September 30,
                                              2011            2010
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $    16,743         14,033

Securities:
  Available for sale, at fair value           75,016         28,092
  Held to maturity, at cost                       --          1,232

Stock in Federal Home Loan Bank, at cost      11,251         15,873

Mortgage-backed securities:
  Available for sale, at fair value              774            911
  Held to maturity, at cost                   46,503         46,276

Loans receivable:
  Held for sale, at fair value                42,128        179,845
  Held for investment, net                 1,042,018      1,073,357
  Allowance for loan losses                  (73,447)       (32,316)
                                           ----------     -----------
Total loans receivable, net                1,010,699      1,220,886
                                           ----------     -----------

Accrued interest receivable                    5,614          5,520
Foreclosed assets held for sale, net          22,376         38,362
Premises and equipment, net                   14,030         13,836
Investment in LLCs                            17,772         17,799
Deferred income tax asset, net                14,507         14,758
Income taxes receivable                       18,542             --
Other assets                                  12,468         16,618
                                           ----------     ----------
                                         $ 1,266,295      1,434,196
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   876,585        866,559
  Brokered deposit accounts                       --         66,894
  Advances from Federal Home Loan Bank       211,000        286,000
  Subordinated debentures                     25,774         25,774
  Escrows                                      5,940         11,149
  Income taxes payable                            --            504
  Accrued expenses and other liabilities       6,698          9,554
                                           ----------     ----------
      Total liabilities                    1,125,997      1,266,434
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,628         16,603
  Retained earnings                          160,132        187,674
  Treasury stock, at cost;
    1,989,498 shares                         (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       477            424
                                           ----------     ----------
      Total stockholders' equity             140,298        167,762
                                           ----------     ----------
                                         $ 1,266,295      1,434,196
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)



                                                 Three months ended          Six months ended
                                                      March 31,                   March 31,
                                               ----------------------     ----------------------
                                                  2011         2010          2011         2010
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                  $  16,195       19,261        34,266       39,867
Interest on mortgage-backed securities              577          779         1,129        1,663
Interest and dividends on securities              1,215          463         1,838          935
Other interest income                                 2            5             6            8
                                               ---------    ---------     ---------    ---------
  Total interest income                          17,989       20,508        37,239       42,473
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             3,862        4,186         8,148        8,879
Interest on advances from FHLB                    1,310        3,084         3,107        6,423
Interest on subordinated debentures                 122          119           249          247
                                               ---------    ---------     ---------    ---------
  Total interest expense                          5,294        7,389        11,504       15,549
                                               ---------    ---------     ---------    ---------
    Net interest income                          12,695       13,119        25,735       26,924
Provision for loan losses                        38,800        5,000        49,326       14,000
                                               ---------    ---------     ---------    ---------
    Net interest income (loss) after
      provision for loan losses                 (26,105)       8,119       (23,591)      12,924
                                               ---------    ---------     ---------    ---------
Other income (expense):
  Loan servicing fees, net                          (34)          53            43           79
  Impairment recovery (loss) on mortgage
       servicing rights                              18           (1)           17            4
  Customer service fees and charges               1,302        1,573         3,760        3,431
  Provision for loss on real estate owned        (9,688)        (208)      (11,731)        (208)
  Gain on sale of securities available
       for sale                                     190        1,564           470        4,652
  Gain on sale of securities held to
       maturity                                     411           --           411           --
  Gain from sale of loans receivable
       held for sale                              8,514        7,117        15,849       14,084
  Impairment loss on investments in LLCs             --           --            --       (2,000)
  Other                                          (2,466)        (784)       (1,486)        (528)
                                               ---------    ---------     ---------    ---------
    Total other income (loss)                    (1,753)        9,314        7,333       19,514
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,761        4,477         9,876        8,978
  Commission-based mortgage banking compensation  2,220        3,235         8,392        7,351
  Premises and equipment                          1,077        1,057         2,113        2,047
  Advertising and business promotion              1,334        1,507         2,601        2,876
  Federal deposit insurance premiums                466          434           903        1,672
  Other                                           2,133        1,610         4,641        3,053
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    11,991       12,320        28,526       25,977
                                               ---------    ---------     ---------    ---------
    Income (loss) before income tax expense     (39,849)       5,113       (44,784)       6,461
Income tax expense (benefit)                    (15,342)       1,894       (17,242)       1,913
                                               ---------    ---------     ---------    ---------
    Net income (loss)                         $ (24,507)       3,219       (27,542)       4,548
                                               =========    =========     =========    =========
Basic earnings (loss) per share               $   (3.11)        0.41         (3.50)        0.58
                                               =========    =========     =========    =========
Diluted earnings (loss) per share             $   (3.11)        0.41         (3.50)        0.58
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,867,614     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2010       $ 1,479       16,603    187,674    (38,418)      424        167,762
  Comprehensive income:
    Net loss                          --           --    (27,542)        --        --        (27,542)
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --        53             53
         available for sale                                                                  -------
    Total comprehensive loss                                                                 (27,489)
  Stock based compensation expense    --           25         --         --        --             25
                               ----------------------------------------------------------------------
Balance at March 31, 2011        $ 1,479       16,628    160,132    (38,418)      477        140,298
                               ======================================================================



                                                   Six months ended
                                                     March 31, 2011
                                                   ------------------
                                                 (Dollars in thousands)
Reclassification Disclosure:

Unrealized gain on available for sale securities,
   net of income taxes of $214                        $       342
Reclassification adjustment for gain included in
   net income, net of income taxes of $181                   (289)
                                                          --------
Change in unrealized gain on available for sale
   securities, net of income tax of $33               $        53
                                                          ========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Six months ended
                                                                March 31,
                                                          ----------------------
                                                             2011        2010
                                                          ----------------------
Cash flows from operating activities:
  Net income (loss)                                      $(27,542)       4,548
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                941          964
  Amortization and accretion, net                            (318)        (519)
  Gain on sale of securities available for sale              (470)      (4,652)
  Gain on sale of securities held to maturity                (411)          --
  Loss from investment in LLCs                                 32           30
  Impairment loss on investment in LLCs                        --        2,000
  Impairment recovery on mortgage servicing rights            (17)          (4)
  Gain from loans receivable held for sale                (15,849)     (14,084)
  Provision for loan losses                                49,326       14,000
  Provision for loss on real estate owned                  11,731          208
  Origination of loans receivable held for sale          (969,652)    (773,468)
  Sale of loans receivable held for sale                1,123,218      774,889
  Stock based compensation - stock options                     25           39
Changes in:
  Net fair value of loan-related commitments                  956          216
  Accrued interest receivable                                 (94)         619
  Prepaid and accrued expenses, other liabilities
    and income taxes receivable and payable               (18,534)     (15,328)
                                                          ----------------------
Net cash provided by (used in) operating activities       153,342      (10,542)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                        8,504        5,539
    Available for sale                                        130        3,630
  Principal repayments of investment securities
    Held to maturity                                          166           53
    Available for sale                                          5            5
  Principal repayments of mortgage loans receivable
    held for investment                                   102,865       94,776
  Principal repayments of other loans receivable            3,390        2,998
  Loan origination - mortgage loans receivable
    held for investment                                   (92,663)     (55,686)
  Loan origination - other loans receivable                (1,667)      (1,104)
  Purchase of mortgage loans receivable held for
    investment                                               (559)        (931)
  Proceeds from sale of Federal Home Loan
    Bank stock                                              4,622        7,471
  Purchase of mortgage backed securities held
    to maturity                                            (8,768)     (54,806)
  Purchase of investment securities available for sale    (62,925)     (18,290)
  Proceeds from sale of investment securities held to
    maturity                                                1,491           --
  Proceeds from sale of investment securities available
    for sale                                               16,646       22,538
  Proceeds from sale of mortgage-backed securities
    available for sale                                         --       42,762
  Proceeds from sale of real estate owned                  16,454        4,771
  Purchases of premises and equipment, net                 (1,135)        (705)
  Investment in LLCs                                           (6)          (6)
  Other                                                       (71)        (863)
                                                          ----------------------
Net cash (used in) provided by investing activities       (13,521)      52,152


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                             Six months ended
                                                                 March 31,
                                                          ----------------------
                                                             2011        2010
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and brokered
     deposit accounts                                     (56,902)     (35,622)
  Proceeds from advances from Federal Home Loan Bank       17,000       10,000
  Repayment on advances from Federal Home Loan Bank       (92,000)     (65,000)
  Cash dividends paid                                          --       (3,540)
  Change in escrows                                        (5,209)      (3,811)
                                                          ----------------------
Net cash used in financing activities                    (137,111)     (97,973)
                                                          ----------------------
Net increase (decrease) in cash and cash equivalents        2,710      (56,363)
Cash and cash equivalents at beginning of the period       14,033       63,250
                                                          ----------------------
Cash and cash equivalents at end of period               $ 16,743        6,887
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  1,579       10,832
  Cash paid for interest                                   11,616       15,614

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 27,931       27,809
    Conversion of real estate owned to loans receivable     2,642           --
    Capitalization of originated mortgage servicing rights     --            5








See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature, except for the adoption of the amendments in Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, and a change in methodology for valuing residential development real estate related assets, which are described in Footnote 2 and Footnote 8 to the condensed consolidated financial statements. In the opinion of management the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission. Operating results for the six month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The condensed consolidated balance sheet of the Company as of September 30, 2010, has been derived from the audited balance sheet of the Company as of that date.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans, real estate owned, and valuation of mortgage servicing rights. Following the early adoption of Accounting Standards Update ("ASU") No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ,and a change in methodology in valuing residential development real estate related assets, which are described more fully in Footnote 2 and Footnote 8 of the condensed consolidated financial statements, management believes that these allowances are adequate at March 31, 2011; however, future additions to the allowances may be necessary based on changes in economic conditions.

     The Company's critical accounting policies involve the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2011. These policies relate to the allowance for loan losses, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2010. With the exception of the early adoption of ASU 2011-02 and the change in methodology in valuing residential development real estate related assets, noted above, these policies have remained unchanged from September 30, 2010.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which clarifies the guidance on how creditors evaluate whether a restructuring of debt qualifies as a Troubled Debt Restructuring ("TDR"). Examples of restructurings include an extension of a loan's maturity date, a reduction in the interest rate, forgiveness of a debt's face amount and/or accrued interest, and a deferral or decrease in payments for a period of time. The amendments clarify the definition of a TDR in ASC 310-40, which provides that a debt restructuring is considered a TDR if the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. The framework for evaluating a restructuring requires that a creditor determine if both of the following conditions are met: 1) the borrower is experiencing financial difficulties, and; 2) the restructuring includes a concession by the creditor to the borrower.

     For public companies, this standard is effective for the first interim or annual period beginning on or after June 15, 2011. The Company early adopted the ASU in its second fiscal quarter, as permitted by the standard.

     As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after October 1, 2010, the beginning of the current fiscal year, for identification as TDRs.
The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The early adoption of the ASU resulted in a significant increase in the number of loans within its construction and land development portfolios that are considered TDRs and had a substantially material impact on the Company's financial statements for the periods ended March 31, 2011. At March 31, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $28.1 million, and the resulting allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $8.0 million. In addition, the Company identified loans with a recorded investment of $6.7 million which were previously deemed impaired under the guidance in ASC 310-10-35, but were not considered TDRs. As a result of adopting the amendments in ASU 2011-02, these loans were identified as TDRs and the resulting increase in the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $3.3 million.



(3) RECONCILIATION OF BASIC EARNINGS (LOSS) PER SHARE TO DILUTED
    EARNINGS (LOSS) PER SHARE

     The following table presents a reconciliation of basic earnings
(loss) per share to diluted earnings (loss) per share for the periods indicated.




                                               Three months ended         Six months ended
                                             ----------------------    ----------------------
                                               3/31/11    3/31/10        3/31/11    3/31/10
                                             ----------------------    ----------------------
Net income (loss) (in thousands)             $ (24,507)     3,219        (27,542)     4,548

Average common shares outstanding            7,867,614  7,867,614      7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --             --         --
                                             ----------------------    ----------------------
Average diluted common shares                7,867,614  7,867,614      7,867,614  7,867,614

Earnings (loss) per share:
   Basic                                     $   (3.11)      0.41          (3.50)      0.58
   Diluted                                       (3.11)      0.41          (3.50)      0.58



     At March 31, 2011 and 2010, options to purchase 49,538 and 62,038 shares, respectively, of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.


(4) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale at March 31, 2011. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $  51,695      446       176      51,965
Trust preferred securities     22,571      462        --      23,033
Municipal securities               18       --        --          18
                            ------------------------------------------
     Total                  $  74,284      908       176      75,016
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
                            ===========================================


     During the six month period ended March 31, 2011, the Company realized gross gains of $470,000 and no gross losses on the sale of securities available for sale. The Company realized gross gains of $3.3 million and no gross losses on the sale of securities available for sale during the six month period ended March 31, 2010.

    The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at March 31, 2011. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Corporate debt securities  $  26,128        176    $      --        --
                          ---------------------------------------------
   Total                   $  26,128        176    $      --        --
                          =============================================


     The scheduled maturities of securities available for sale at March 31, 2011, are presented in the following table. Dollar amounts are expressed in thousands.


                                         Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       6       --          --            6
Due from one to five years         12       --          --           12
Due from five to ten years     48,625      446         176       48,895
Due after ten years            25,641      462          --       26,103
                            -------------------------------------------
     Total                  $  74,284      908         176       75,016
                            ===========================================


(5) SECURITIES HELD TO MATURITY

     There were no securities held to maturity at March 31, 2011. The following table presents a summary of securities held to maturity at September 30, 2010. Dollar amounts are expressed in thousands.


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
                            ===========================================

     During the six month period ended March 31, 2011, the Bank recognized a gain of $411,000 on the sale of an asset backed security which was classified as held to maturity. The security, which was secured by a pool of trust preferred securities issued by various banks, had an amortized cost of $1.1 million at the time of sale. The decision was made to sell the security after it was determined that there was significant deterioration in the issuer's creditworthiness. There were no dispositions of securities held to maturity during the six month period ended March 31, 2010.


(6) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale at March 31, 2011. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $      91        4        --          95
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             178        5        --         183
FHLMC participation
  certificates:
    - fixed rate                  311       30        --         341
    - adjustable rate             150        5        --         155
                            ------------------------------------------
     Total                  $     730       44        --         774
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
                            ===========================================


     There were no sales of mortgage-backed securities available for sale during the six month periods ended March 31, 2011 and 2010.

     The scheduled maturities of mortgage-backed securities available for sale at March 31, 2011, are presented in the following table.
Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from five to ten years  $     311       30          --         341
Due after ten years               419       14          --         433
                            -------------------------------------------
     Total                  $     730       44          --         774
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

(7) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity at March 31, 2011. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      48        6        --          54
FNMA pass-through certificates:
  Fixed rate                        6        1        --           7
  Balloon maturity and
    adjustable rate                29        1        --          30
Collateralized mortgage
  obligations                  46,420      836       213      47,043
                            ------------------------------------------
     Total                  $  46,503      844       213      47,134
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
                            ===========================================


     There were no sales of mortgage-backed securities held to maturity during the six month periods ended March 31, 2011 and 2010.

    The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at March 31, 2011. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Collateralized mortgage
  obligations              $  22,288       213    $      --        --
                          ---------------------------------------------
   Total                   $  22,288       213    $      --        --
                          =============================================

     The scheduled maturities of mortgage-backed securities held to maturity at March 31, 2011, are presented in the following table.
Dollar amounts are expressed in thousands.


                                        Gross        Gross    Estimated
                            Amortized  unrealized  unrealized    fair
                              cost       gains       losses      value
                           --------------------------------------------
Due from one to five years $      6          1          --          7
Due from five to ten years    4,101         23          40      4,084
Due after ten years          42,396        820         173     43,043
                          ---------------------------------------------
     Total                 $ 46,503        844         213     47,134
                          =============================================


     Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.


(8) LOANS RECEIVABLE

     The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. The residential mortgage loans originated have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable at March 31, 2011. Dollar amounts are expressed in thousands.


LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  339,057
      Business properties                                427,987
      Partially guaranteed by VA or
        insured by FHA                                     3,811
    Construction and development                         203,743
                                                       ----------
       Total mortgage loans                              974,598
  Commercial loans                                        86,484
  Installment loans to individuals                         9,851
                                                       ----------
    Total loans held for investment                    1,070,933
  Less:
    Undisbursed loan funds                               (21,941)
    Unearned discounts and fees and costs
      on loans, net                                       (6,974)
                                                       ----------
     Net loans held for investment                    $1,042,018
                                                       ==========


LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $  59,274
    Less:
      Undisbursed loan funds                             (17,146)
                                                       ----------
        Net loans held for sale                        $  42,128
                                                       ==========


     Included in the loans receivable balances at March 31, 2011, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $10.7 million. Loans and participations serviced for others amounted to approximately $70.6 million at March 31, 2011.

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

     At the time a potential borrower applies for a residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by various institutional investors. All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider, among other things, a property's value and the borrower's ability to repay the loan.

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

     When construction and development loans mature, the Bank typically considers extensions for short, six-month term periods. This allows the Bank to more frequently evaluate the loan, including creditworthiness and current market conditions and, if management believes it's in the best interest of the Company, to modify the terms accordingly. This portfolio consists primarily of assets with rates tied to the prime rate and, in most cases, the conditions for loan renewal include an interest rate "floor" in accordance with the market conditions that exist at the time of renewal.

     During the six month period ended March 31, 2011, the Bank renewed a large number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings ("TDRs") if the restructuring was related to the borrower's financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower's current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

     At least once during each calendar year, a review is prepared for each loan included in a borrower relationship in excess of $5 million and for each individual loan over $1 million. Collateral inspections are obtained on an annual basis for each loan over $1 million, and on a triennial basis for each loan between $500 thousand and $1 million. Financial information, such as tax returns, is requested annually for all commercial real estate loans over $500 thousand, which is consistent with industry practice, and the Bank believes it has sufficient
monitoring procedures in place to identify potential problem loans.   A
loan is deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Any loans deemed impaired, regardless of their balance, are reviewed by management at the time of the impairment determination, and monitored on a quarterly basis thereafter, including calculation of specific valuation allowances, if applicable.

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

     Loans that are not impaired are evaluated based upon the Bank's historical loss experience, as well as various subjective factors, to estimate potential unidentified losses within the various loan portfolios. These loans are categorized into pools based upon certain characteristics such as loan type, collateral type and repayment source. The Bank's loss history is analyzed in terms of loss frequency and loss severity. Loss frequency represents the likelihood of loans not repaying in accordance with their original terms, which would result in the foreclosure and subsequent liquidation of the property. Loss severity represents any potential loss resulting from the loan's foreclosure and subsequent liquidation. Management calculates estimated loss frequency and loss severity ratios for each loan pool. In addition to analyzing historical losses, the Bank also evaluates the following subjective factors for each loan pool to estimate future losses: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in management and other relevant staff, changes in the volume and severity of past due loans, changes in the quality of the Bank's loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in the level of lending concentrations, and changes in other external factors such as competition and legal and regulatory requirements. Historical loss ratios are adjusted accordingly, based upon the effect that the subjective factors have in estimated future losses. These adjusted ratios are applied to the balances of the loan pools to determine the adequacy of the ALLL each quarter. In addition, the Bank applies ALLLs for unimpaired loans classified as Special Mention, Substandard and Doubtful in the amount of 2%, 10%, and 50%, respectively.

     During the quarter ended March 31, 2011, the Company adopted ASU
2011-02, as more fully described in Footnote 2 of the condensed consolidated financial statements. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after October 1, 2010, the beginning of our current fiscal year, for identification as TDRs. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. At the end of March 31, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $28.1 million, and the resulting increase in the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $8.0 million. In addition, the Company identified loans with a recorded investment of $6.7 million which were previously deemed impaired under the guidance in ASC 310-10-35, but were not considered TDRs. As a result of adopting the amendments in ASU 2011-02, these loans were identified as TDRs and the resulting increase in the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $3.3 million.

     In addition to the adoption of ASU 2011-02, and in connection with the determination of impairment, the Company performed a review of 1) its historical residential development loan foreclosures since 2008; 2) the realized sale prices versus both original and subsequent appraisals;
3) the valuation trends in unsold foreclosed assets; and 4) factors affecting the current outlook for real estate development loans for the foreseeable future. Given the current adverse economic environment and negative outlook in the residential development real estate market, the Company reassessed its methodology for the valuation of loans in its real estate development portfolio and adopted a change in methodology for their valuation as of March 31, 2011, that applies downward "qualitative" adjustments to the real estate appraised values for residential development loans that are deemed impaired. We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed. This change in methodology increased the provision for loan losses by $18.3 million during the quarter ended March 31, 2011.

     Based upon the significant increase in foreclosure frequency and loss severity ratios within the Bank's portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the six month period ended March 31, 2011. The balance of general reserves in the allowance for loan losses increased to $24.0 million, from $14.2 million at March 31, 2010. During the same time period, the balance of loans receivable held to maturity decreased from $1,192.6 million at March 31, 2010, to $1,042.0 million at March 31, 2011. The Bank does not routinely obtain updated appraisals for their collateral dependent loans. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

     The following table presents the activity in the allowance for losses on loans for the period ended March 31, 2011. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2010               $  32,316
     Provisions                                  49,326
     Charge-offs                                 (8,281)
     Recoveries                                      86
                                                --------
     Balance at March 31, 2011               $   73,447
                                                ========

     The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at March 31, 2011. Dollar amounts are expressed in thousands.



                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses:
-------------------------
Balance at October 1, 2010   $   4,427         10       6,708      19,018      1,015      1,138     32,316
Provision for loan losses        6,310         (1)      2,533      35,035      4,992        457     49,326
Losses charged off                (724)        --      (1,372)     (5,843)        --       (342)    (8,281)
Recoveries                          --         --          --          77         --          9         86
                              -----------------------------------------------------------------------------
Balance at March 31, 2011    $  10,013          9       7,869      48,287      6,007      1,262     73,447
                              =============================================================================

Ending balance of allowance
  for loan losses related
    to loans:
  Individually evaluated
    for impairment           $   2,097          9       2,599      39,756      4,143        851     49,455
                              =============================================================================
  Collectively evaluated
    for impairment           $   7,916         --       5,270       8,532      1,864        410     23,992
                              =============================================================================
  Acquired with deteriorated
    credit quality           $      28         --          --          --         --         --         28
                              =============================================================================


Loans:
-----
Balance at March 31, 2011    $ 339,342     42,128     423,811     182,987     86,060      9,818  1,084,146
                              =============================================================================

Ending Balance:
  Loans individually evaluated
    for impairment           $  12,662          9      11,026     120,022      8,823        913    153,555
                              =============================================================================
  Loans collectively evaluated
    for impairment           $ 326,680     42,119     412,785      62,865     77,237      8,905    930,591
                              =============================================================================
  Loans acquired with deteriorated
    credit quality           $   2,052         --          --          --         --         --      2,052
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

     The early adoption of ASU 2011-02 during the quarter ended March 31, 2011, and the prospectively applied impairment caused an increase in loans considered TDRs, which also increased the assets classified as "substandard." The increase in TDRs, and related increase in loan loss provision, are discussed in Footnote 2 to the condensed consolidated financial statements.

     Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company's loan portfolio based on risk rating category as of March 31, 2011. Dollar amounts are expressed in thousands.




                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Rating:
------
Pass                         $ 321,288     42,119     375,628      44,175     51,126      8,904    843,240
Pass - Watch                     2,206         --       8,752       9,865         --         --     20,823
Special Mention                    809         --      23,147       1,038     26,112         --     51,106
Substandard                     12,942         --      13,685      88,153      4,679         63    119,522
Doubtful                            --         --          --          --         --         --         --
Loss                             2,097          9       2,599      39,756      4,143        851     49,455
                              -----------------------------------------------------------------------------
  Total                      $ 339,342     42,128     423,811     182,987     86,060      9,818  1,084,146
                              =============================================================================




     The following table presents the Company's loan portfolio aging analysis as of March 31, 2011. Dollar amounts are expressed in thousands.



                                                      Greater
                                                        Than       Total               Total    Total loans
                            30-59 Days   60-89 Days   90 Days       Past               Loans     >90 Days &
                             Past Due     Past Due    Past Due      Due     Current  Receivable   Accruing
-----------------------------------------------------------------------------------------------------------
Residential                  $   4,027      1,245      11,392      16,664    322,678    339,342         --
Residential held for sale           25          3          15          43     42,085     42,128         --
Commercial real estate              14         --       3,667       3,681    420,130    423,811         --
Construction & development       8,800        493      16,649      25,942    157,045    182,987         --
Commercial                          --         --       7,994       7,994     78,066     86,060         --
Installment                         77         20         264         361      9,457      9,818         --
                              -----------------------------------------------------------------------------
  Total                      $  12,943      1,761      39,981      54,685  1,029,461  1,084,146         --
                              =============================================================================




     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date.
The following table presents the Company's nonaccrual loans at March 31, 2011. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.


     Residential                              $  11,392
     Residential held for sale                       15
     Commercial real estate                       3,667
     Construction & development                  16,649
     Commercial                                   7,994
     Installment                                    264
                                                --------
       Total                                 $   39,981
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

     During the six month period ended March 31, 2011, the Company modified two residential loans, with a recorded investment of $416,000 prior to modification, which were deemed TDRs. The modifications, which lowered the interest rate and increased the maturity date, resulted in specific loss allowances of $21,000 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement. Also during the period ended March 31, 2011, the Company also modified eighty-five land development loans, with a recorded investment of $97.1 million prior to modification, which were deemed TDRs. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific loss allowances of $24.2 million, based upon the fair value of the collateral. Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses. TDRs secured by residential properties with a recorded investment of $395,000 and TDRs secured by land development properties with a recorded investment of $8.9 million defaulted during the period ended March 31, 2011. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

The following table presents the recorded balance of troubled debt restructurings as of March 31, 2011. Dollar amounts are expressed in thousands.


   Troubled debt restructurings:
     Residential                              $   4,758
     Residential held for sale                       --
     Commercial real estate                         628
     Construction & development                  71,434
     Commercial                                      --
     Installment                                     --
                                                --------
       Total                                 $   76,820
                                                ========


   Performing troubled debt restructurings:
     Residential                              $   3,017
     Residential held for sale                       --
     Commercial real estate                         628
     Construction & development                  70,159
     Commercial                                      --
     Installment                                     --
                                                --------
       Total                                 $   73,804
                                                ========

     The following table presents impaired loans, including troubled debt restructurings, as of March 31, 2011. Dollar amounts are expressed in thousands.



                                                     Unpaid                     Average        Interest
                                         Recorded   Principal    Specific    Investment in      Income
                                         Balance     Balance     Allowance   Impaired Loans   Recognized
---------------------------------------------------------------------------------------------------------

Loans without a specific valuation allowance:
--------------------------------------------

Residential                         $    5,156       5,209           --       5,122                93
Residential held for sale                   --          --           --          --                --
Commercial real estate                     164         165           --         167                 6
Construction & development              20,615      20,621           --      20,379               411
Commercial                                  --          --           --          --                --
Installment                                 --          --           --          --                --


Loans with a specific valuation allowance:
-----------------------------------------

Residential                         $    5,409       7,657        2,097       6,656                25
Residential held for sale                   --           9            9          10                --
Commercial real estate                   8,262      10,986        2,599       9,204               280
Construction & development              59,751      99,553       39,756      86,620             2,299
Commercial                               4,679       8,899        4,143       7,480                70
Installment                                 63         916          851         376                15


Total:
-----

Residential                         $   10,565      12,866        2,097      11,778               118
Residential held for sale                   --           9            9          10                --
Commercial real estate                   8,426      11,151        2,599       9,371               286
Construction & development              80,366     120,174       39,756     106,999             2,710
Commercial                               4,679       8,899        4,143       7,480                70
Installment                                 63         916          851         376                15







 (9) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at March 31, 2011. Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 33,782
Less:  allowance for losses                             (11,406)
                                                       ----------
   Total                                               $ 22,376
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

     In determining fair values of foreclosed assets, the Company performed a review of 1) its historical residential development loan foreclosures since 2008; 2) the realized sale prices versus both original and subsequent appraisals; 3) the valuation trends in unsold foreclosed assets; and 4) factors affecting the current outlook for real estate development loans for the foreseeable future. Given the current adverse economic environment and negative outlook in the residential development real estate market, as of March 31, 2011, the Company reassessed its methodology for the valuation of assets in its real estate development portfolio and adopted a change in methodology for the valuation of the portfolio that applies downward "qualitative" adjustments to the real estate appraised values for foreclosed development properties. We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed. This change in methodology increased the provision for loss on REO by $7.2 million during the quarter ended March 31, 2011.

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




Three months ended                     Mortgage     Other and
March 31, 2011               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 12,806        --         (111)          12,695
Provision for loan losses    38,800        --           --           38,800
Other income (loss)          (8,644)    7,231         (340)          (1,753)
General and administrative
  expenses                    5,830     6,310         (149)          11,991
Income tax expense (benefit)(15,580)      355         (117)         (15,342)
                            ---------------------------------------------------
    Net income (loss)      $(24,888)      566         (185)         (24,507)
                            ===================================================




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
                            ===================================================




Six months ended                       Mortgage     Other and
March 31, 2011               Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 25,963        --         (228)          25,735
Provision for loan losses    49,326        --           --           49,326
Other income                 (9,948)   17,891         (610)           7,333
General and administrative
  expenses                   11,347    17,442         (263)          28,526
Income tax expense (benefit)(17,193)      173         (222)         (17,242)
                            ---------------------------------------------------
    Net income (loss)      $(27,465)      276         (353)         (27,542)
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
                            ===================================================




(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $85,000, a decrease in other liabilities of $1.4 million, and an increase in other income of $1.5 million for the quarter ended March 31, 2011. The Company recorded a decrease in other assets of $1.9 million, a decrease in other liabilities of $107,000, and a decrease in other income of $1.8 million for the six month period ended March 31, 2011.

    Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $3.8 million, an increase in other liabilities of $41,000, and a decrease in other income of $3.8 million during the quarter ended March 31, 2011. The Company recorded a decrease in other assets of $238,000, a decrease in other liabilities of $1.1 million, and an increase in other income of $847,000 during the six month period ended March 31, 2011.

     The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2011, is disclosed in Footnote 14, Fair Value Measurements.

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

     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at March 31, 2011 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $  51,965      51,965               --             --
      Trust preferred securities   23,033      23,033               --             --
      Municipal securities             18          18               --             --
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                   95          --               95             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate             183          --              183             --
      FHLMC participation certificates:
        Fixed rate                    341          --              341             --
        Adjustable rate               155          --              155             --
  Loans held for sale              42,128          --           42,128             --
  Mortgage servicing rights           199          --               --            199
  Commitments to originate loans      266          --               --            266
  Forward sales commitments           664          --               --            664
                                -------------------------------------------------------
Total assets                    $ 119,047      75,016           42,902          1,129
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $     523          --               --            523
  Forward sales commitments            57          --               --             57
                                -------------------------------------------------------
Total liabilities               $     580          --               --            580
                                =======================================================


     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2010 (in thousands):




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
                                =======================================================





     The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the six month periods ended March 31, 2011 and 2010 (in thousands):




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2010           $      263         1,547             (240)
Total realized and unrealized
  gains (losses):
    Included in net income                  (64)       (1,804)             847
                                      ---------------------------------------------
Balance at March 31, 2011            $      199          (257)             607
                                      =============================================





                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2009           $      351         1,023             (378)
Total realized and unrealized
  gains (losses):
    Included in net income                  (47)       (1,873)           1,657
Issuances                                     5            --               --
                                      ---------------------------------------------
Balance at March 31, 2010            $      309          (850)           1,279
                                      =============================================



     Realized and unrealized gains and losses noted in the table above and included in net income for the six month period ended March 31, 2011, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Loss on
                             Servicing     Mortgage        Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $    (81)              17         (956)
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --               --           --
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

    The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2011, was $100.7 million.


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

     The carrying value of foreclosed assets held for sale was $22.4 million at March 31, 2011. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2011, totaled $10.7 million.


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

      The carrying value of the Company's investment in LLCs was $17.8 million at March 31, 2011.

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

     The following table presents the carrying values and fair values of the Company's financial instruments. Dollar amounts are expressed in thousands.




                                            March 31, 2011             September 30, 2010
                                      --------------------------    -------------------------
                                                     Estimated                     Estimated
                                       Carrying         fair         Carrying         fair
                                        value          value          value          value
                                      --------------------------    -------------------------
Financial Assets:
  Cash and cash equivalents          $  16,743         16,743         14,033         14,033
  Securities held to maturity               --             --          1,232          1,561
  Stock in Federal Home Loan Bank       11,251         11,251         15,873         15,873
  Mortgage-backed securities held
    to maturity                         46,503         47,134         46,276         46,300
  Loans receivable held for
    investment                         968,571        971,227      1,041,041      1,043,886

Financial Liabilities:
  Customer deposit accounts          $ 876,585        882,347        866,559        869,941
  Brokered deposit accounts                 --             --         66,894         66,797
  Advances from FHLB                   211,000        211,936        286,000        288,061
  Subordinated debentures               25,774         10,000         25,774         10,310




                                            March 31, 2011             September 30, 2010
                                      --------------------------    -------------------------
                                       Contract or    Estimated      Contract or    Estimated
                                        notional      unrealized      notional      unrealized
                                         amount          gain          amount       gain (loss)
                                      --------------------------    -------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $  13,159             32          6,127             (5)
  Lending commitments - floating
    rate                                 1,664             16            417              6
  Commitments to sell loans                 --             --             --             --





     The fair value estimates presented are based on pertinent information available to management as of March 31, 2011, and September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.


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

     The following table displays the results derived from the Company's internal valuation model and the carrying value of its investment in Central Platte at March 31, 2011. Dollar amounts are expressed in thousands.


        Method 1                         $   15,160
        Method 2                             16,491
        Method 3                             18,649

       Average of methods 1, 2, and 3    $   16,767
                                            ========
       Carrying value of investment in
         Central Platte Holdings, LLC    $   16,405
                                            ========

     The Company's investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. No events have occurred during the six months ended March 31, 2011, that would indicate any additional impairment of the Company's investment in NBH. The carrying value of the Company's investment in NBH was $1.4 million at March 31, 2011.


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

     As of March 31, 2011, the Company and the subsidiary Bank are in compliance with these regulatory agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS

     We may from time to time make written or oral "forward-looking statements," including statements contained in our filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this quarterly report to shareholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

 - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve
Board;?

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

 - our success at managing the risks involved in our business; and

 - changes in the fair value or economic value of, impairments of, and risks associated with the Bank's investments in real estate owned, mortgage backed securities and other assets.

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

FINANCIAL CONDITION

ASSETS
     The Company's total assets as of March 31, 2011 were $1,266.3 million, a decrease of $167.9 million from September 30, 2010, the prior fiscal year end.

     Loans receivable held for investment were $1,042.0 million as of March 31, 2011, a decrease of $31.3 million during the six month period. The weighted average rate on such loans as of March 31, 2011, was 6.22%, a decrease from 6.35% as of March 31, 2010.

     Loans receivable held for sale as of March 31, 2011, were $42.1 million, a decrease of $137.7 million from September 30, 2010, resulting primarily from a decrease in loan origination volume within the Bank's mortgage banking division. This portfolio consists of residential mortgage loans originated by the Bank's mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2011, the Bank originated and purchased $969.7 million in mortgage loans held for sale, $93.2 million in mortgage loans held for investment, and $1.7 million in other loans. This total of $1,064.6 million in loans compares to $831.2 million in loans originated and purchased during the six months ended March 31, 2010.

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


                              3/31/11      9/30/10      3/31/10
                            -------------------------------------
Asset Classification:
   Substandard              $ 141,898      142,085      119,571
   Doubtful                        --           --           --
   Loss*                       60,861       16,965       11,959
                            -------------------------------------
                              202,759      159,050      131,530
Allowance for losses on
  loans and real estate
  owned                       (84,853)     (34,643)     (26,161)
                            -------------------------------------
                            $ 117,906      124,407      105,369
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


                              3/31/11      9/30/10        3/31/10
                            ----------------------------------------
Total Assets               $ 1,266,295    1,434,196      1,460,275
                            ========================================

Non-accrual loans          $    11,159       29,368         31,758
Troubled debt
  restructurings                76,820       23,730         24,951
Net real estate and
  other assets acquired
  through foreclosure           22,376       38,362         23,977
                            ----------------------------------------
     Total                 $   110,355       91,460         80,686
                            ========================================
Percent of total assets          8.71%        6.38%          5.53%
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

     Investment securities were $75.0 million as of March 31, 2011, an increase of $45.7 million from September 30, 2010. During the six month period, the Bank purchased securities of $62.9 million and sold $16.6 million of securities available for sale. In addition, the Bank sold $1.5 million of securities held to maturity following a significant deterioration in the issuer's creditworthiness. The Company realized gross gains of $881,000 and no gross losses on the sale of securities during the period.

     Mortgage-backed securities were $47.3 million as of March 31, 2011, an increase of $90,000 from the prior year end. During the six month period, the Bank purchased mortgage-backed securities of $8.8 million. There were no sales of mortgage-backed securities available for sale during the six month period ended March 31, 2011. The average yield on the mortgage-backed securities portfolio was 4.69% at March 31, 2011, a decrease from 4.88% at September 30, 2010.

     The Company's investment in LLCs, which is accounted for using the equity method, was $17.8 million at March 31, 2011, a decrease of $27,000 from September 30, 2010. During the fiscal year ended September 30, 2010, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC ("Central Platte") and a $1.1 million impairment charge related to its investment in NBH, LLC ("NBH"). There have been no events subsequent to September 30, 2010, that would indicate an additional impairment in value of the Company's investments in Central Platte or NBH, which were $16.4 million and $1.4 million at March 31, 2011, respectively.

LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $56.9 million during the six months ended March 31, 2011. Specifically, customer deposits increased $10.0 million during the period, primarily due to an increase in retail certificates of deposits resulting from promotions during the period. Brokered deposits decreased $66.9 million during the period, as a result of the Company's effort to reduce its reliance on this funding source. The weighted average rate on customer and brokered deposits as of March 31, 2011, was 1.73%, a decrease from 1.94% as of March 31, 2010.

     Advances from the FHLB were $211.0 million as of March 31, 2011, a decrease of $75.0 million from September 30, 2010. During the six month period, the Bank borrowed $17.0 million of new advances and repaid $92.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of March 31, 2011. Such debentures resulted from the issuance of Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust
I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $5.9 million as of March 31, 2011, a decrease of $5.2 million from September 30, 2010. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2010.

     Total stockholders' equity as of March 31, 2011, was $140.3 million (11.1% of total assets). This compares to $167.8 million (11.7% of total assets) at September 30, 2010. On a per share basis, stockholders' equity was $17.83 on March 31, 2011, compared to $21.32 on September 30, 2010.

     The Company did not pay any cash dividends to its stockholders during the six month period ended March 31, 2011. In accordance with the April 2010 agreement with the OTS, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from the OTS.

     Total stockholders' equity as of March 31, 2011, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $477,000. This amount is reflected in the line item "Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).


                               Six months ended
                           ------------------------
                             3/31/11      3/31/10
                           ------------------------
Return on assets             (4.08)%        0.60%
Return on equity            (35.76)%        5.47%
Equity-to-assets ratio        11.08%       11.37%
Dividend payout ratio            --%       77.84%


RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2011 and 2010.

     For the three months ended March 31, 2011, the Company had a net loss of $(24,507,000) or $(3.11) per share. This compares to net income of $3,219,000 or $0.41 per share for the quarter ended March 31, 2010.

     For the six months ended March 31 2011, the Company had a net loss of $(27,542,000) or $(3.50) per share. This compares to net income of $4,548,000 or $0.58 per share for the six months ended March 31, 2010.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2011 and 2010. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

                                   Six months ended 3/31/11    As of
                                  --------------------------- 3/31/11
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,119,522    34,266   6.12%    6.16%
  Mortgage-backed securities        44,762     1,129   5.04%    4.69%
  Securities                        57,187     1,838   6.43%    5.14%
  Bank deposits                     18,237         6   0.05%    0.01%
                                 --------------------------------------
    Total earning assets         1,239,708    37,239   6.01%    5.97%
                                            ---------------------------
Non-earning assets                 108,855
                                 ----------
      Total                     $1,348,563
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 196,647       535   0.54%    0.51%
  Customer and brokered
    certificates of deposit        712,194     7,613   2.14%    2.10%
  FHLB Advances                    235,444     3,107   2.64%    2.47%
  Subordinated debentures           25,000       249   1.99%    1.95%
                                 --------------------------------------
    Total costing liabilities    1,169,285    11,504   1.97%    1.87%
                                            ---------------------------
Non-costing liabilities             15,081
Stockholders' equity               164,197
                                 ----------
      Total                     $1,348,563
                                 ==========
Net earning balance             $   70,423
                                 ==========
Earning yield less costing rate                        4.04%    4.10%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,239,708    25,735   4.15%
                                 ============================


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





                                        Six months ended March 31, 2011, compared to
                                             six months ended March 31, 2010
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (451)      (5,199)         49      (5,601)
  Mortgage-backed securities                 233         (674)        (93)       (534)
  Securities                                 444          311         148         903
  Bank deposits                               (1)          (2)          1          (2)
                                        -----------------------------------------------
Net change in interest income                225       (5,564)        105      (5,234)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (1,049)         355         (37)       (731)
  FHLB Advances                             (753)      (2,911)        348      (3,316)
  Subordinated debentures                      1           --           1           2
                                        -----------------------------------------------
Net change in interest expense            (1,801)      (2,556)        312      (4,045)
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $   2,026       (3,008)       (207)     (1,189)
                                        ===============================================


      Net interest margin before loan loss provision for the six months ended March 31, 2011, decreased $1.2 million from the same period in the prior year. Specifically, interest income decreased $5.2 million, which was offset by a $4.0 million decrease in interest expense for the period. Interest on loans decreased $5.6 million as the result of a $168.0 million decrease in the average balance of loans receivable outstanding during the period and a 7 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $534,000 due to a $30.5 million decrease in the average balance of such securities, the effect of which was partially offset by a 62 basis point increase in average rate earned on mortgage-backed securities during the period. These decreases in interest income were partially offset by a $903,000 increase in interest on investment securities resulting from a 207 basis point increase in the average yield and a $14.3 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $731,000 due to a 24 basis point decrease in the average rate paid on such interest-costing liabilities, the effect of which was partially offset by a $35.0 million increase in the average balance of customer and brokered deposit accounts during the period. Interest expense on FHLB advances decreased $3.3 million as the result of a $194.7 million decrease in the average balance and a 35 basis point decrease in the average rate paid on such liabilities.

PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $38.8 million during the three month period ended March 31, 2011. This provision resulted primarily from: a) increases in specific reserves for impaired construction and land development loans related to the adoption of ASU 2011-02 described in Footnote 2 to the condensed consolidated financial statements; b) the change in methodology for valuing residential development loans described in Footnote 8 to the consolidated financial statements and; c) from increases in general reserves resulting from the Company's decision to shorten the historical "look-back" period from which loss data is used to formulate estimated future loss ratios. These ratios are applied to the various loan portfolios for purposes of estimating future losses and calculating adequate levels of allowance for loan and lease losses. Based upon the increase in foreclosure frequency and loss severity ratios within the Bank's portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the quarter ended March 31, 2011 to $24.0 million, from $18.3 million at December 31, 2010.

     During the quarter ended March 31, 2011, the Company adopted Accounting Standards Update No. 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." This ASU clarifies the guidance on how creditors evaluate whether a restructuring of debt qualifies as a Troubled Debt Restructuring. The adoption of ASU 2011-02 increased the Company's provision for loan losses by approximately $11.3 million.

     In addition to the early adoption of ASU 2011-02, and in connection with the prospective determination of impairment, the Company adopted a change in methodology for the valuation of loans in its development real estate portfolio. The revised methodology applies downward "qualitative" adjustments to recent real estate appraised values for residential development assets that the Company has deemed impaired. The Company believes these qualitative appraisal adjustments better reflect the continued uncertainty in real estate values in light of adverse economic conditions that prevail. This change in methodology increased the provision for loan losses by approximately $18.3 million during the quarter ended March 31, 2011.

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

     Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 41.8% of total classified assets at March 31, 2011, 21.8% at September 30, 2010, and 19.9% at March 31, 2010.

     Following the early adoption of ASU 2011-02 and the change in methodology for valuing residential development related assets, management believes that the allowance for losses on loans and real estate owned is adequate as of March 31, 2011. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. The process for determining the amount of the ALLL includes various assumptions and subjective judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as loan collateral. In determining the appropriate amount of the ALLL, management relies on loan quality reviews, past experience, an evaluation of economic conditions, and asset valuations and appraisals, among other factors. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.

OTHER INCOME
     Other income for the three months ended March 31, 2011, decreased $11.1 million from the same period in the prior year. Specifically, provision for loss on real estate owned increased $9.5 million due to declines in value of foreclosed assets held for sale and charge-offs resulting from the sale of such assets. Such assets typically resulted from foreclosures within the Bank's construction and land development loan portfolios. During the quarter ended March 31, 2011, the Company performed a review of 1) its historical residential development loan foreclosures since 2008; 2) the realized sale prices versus both original and subsequent appraisals; 3) the valuation trends in unsold foreclosed assets; and 4) factors affecting the current outlook for real estate development loans for the foreseeable future. Given the current adverse economic environment and negative outlook in the residential development real estate market, as of March 31, 2011, the Company has adopted a change in methodology for the valuation of its development real estate portfolio that applies downward "qualitative" adjustments to the real estate appraised values for foreclosed development properties. We believe that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that we have recently observed. This change in methodology increased the provision for loss on REO by $7.2 million during the quarter ended March 31, 2011.

     Other income decreased $1.7 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP. Gain on sale of securities available for sale decreased $963,000 due to a decline in the volume of such sales during the period. Customer service fees and charges decreased $271,000 primarily due to a decrease in miscellaneous loan fees resulting from lower residential mortgage loan origination volume during the period. These decreases were partially offset by a $1.4 million increase in gain on sale of loans held for sale during the period. Although the volume of residential mortgage loans originated and sold by the Bank's mortgage banking division decreased from the same period in the prior year, the effect of such was offset by a $3.4 million increase in the adjustment to mark these loans to market value at the end of the period.

     Other income for the six months ended March 31, 2011, decreased $12.2 million from the same period in the prior year. Specifically, provision for loss on real estate owned increased $11.5 million due to declines in value of foreclosed assets held for sale and charge-offs resulting from the sale of such assets. Such assets typically resulted from foreclosures within the Bank's construction and land development loan portfolios. Gain on sale of securities available for sale decreased $3.8 million due to a significant decline in the volume of such sales during the period. Other income decreased $958,000 due to both the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in expenses related to foreclosed assets held for sale. These decreases in other income were partially offset by a $2.0 million decrease in impairment loss on investment in resulting from an impairment charge related to the Company's investment in Central Platte Holdings, LLC during the quarter ended December 31, 2009. In addition, gain on sale of loans held for sale increased $1.8 million, due primarily to an increase in the volume of residential mortgage loans originated and sold by the Bank's mortgage banking division during the period. Customer service fees and charges increased $329,000 primarily due to an increase in miscellaneous loan fees resulting from the increase in residential mortgage loan origination volume as compared to the same period in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended March 31, 2011, decreased $329,000 from the same period in the prior year. Specifically, commission-based mortgage banking compensation decreased $1.0 million due primarily the decrease in mortgage banking volume from the same period in the prior year. Advertising and business promotion expense decreased $173,000 during the period due primarily to a decrease in costs related to the mortgage banking operation. These decreases in general and administrative costs were offset by a $523,000 increase in other expense due primarily to increases in data processing fees, consulting fees, and other expenses related to the Company's lending operations such as underwriting, credit, appraisal, and processing fees. Additionally, compensation and fringe benefits increased $284,000 due to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments.

     Total general and administrative expenses for the six months ended March 31, 2011, increased $2.5 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $898,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $1.0 million due primarily the significant increase in mortgage banking spreads from the same period in the prior year. Other expense increased $1.6 million due primarily to increases in data processing fees, consulting fees, and other expenses related to the Company's lending operations such as underwriting, credit, appraisal, and processing fees. These increases in general and administrative expenses were offset by an $769,000 decrease in federal deposit insurance premiums and a $275,000 decrease in advertising and business promotion expense from the same period in the prior year.

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


INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $250,000 for each insured owner. Deposit premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months. On March 25, 2010, North American was moved from supervisory category A to category B, based upon the results of the Bank's OTS examination.

     Annual deposit insurance premiums range from 7 to 77.5 basis points of insured deposits based on where an institution fits on the RRPS. In addition to deposit insurance premiums, institutions are assessed a premium, which is used to service the interest on the Financing
Corporation ("FICO") debt.

     On May 22, 2009, the FDIC adopted a rule imposing a five basis point special assessment on all insured financial institutions' assets minus its Tier I capital as of June 30, 2009, which was collected on September 30, 2009. On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth calendar quarter of 2009, and all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 31, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third calendar quarter of 2009.

REGULATORY CAPITAL REQUIREMENTS
     At March 31, 2011, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2011, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At March 31, 2011                                     Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 143,154
Adjustment for regulatory capital:
  Intangible assets                                    (2,521)
  Reverse the effect of SFAS No. 115                     (477)
                                                     ---------
    Tangible capital                                  140,156
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     140,156
  Qualifying general valuation allowance               13,722
                                                     ---------
       Risk-based capital                           $ 153,878
                                                     =========

                                                                 As of March 31, 2011
                                            -------------------------------------------------------------------
                                                                 Minimum Required for    Minimum Required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 153,878     14.2%        86,998      >=8%      108,748     >=10%
Tier 1 capital to adjusted tangible assets  140,156     11.3%        49,660      >=4%       62,075      >=5%
Tangible capital to tangible assets         140,156     11.3%        14,277     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      140,156     12.9%            --        --       65,249      >=6%




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

  DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT
     The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or the "Act") was signed into law on July 21, 2010. Under the Act, The Bank's primary federal regulator, the OTS, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of the Comptroller of the Currency, which supervises and regulates all national banks. Existing savings and loan holding companies will be subject to regulation and supervision by the Federal Reserve Board. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to enforce consumer protection laws and ensure that markets for consumer financial products and services are fair, transparent, and competitive. The Act restricts the ability of banks to apply trust preferred securities toward regulatory capital requirements. However, Tier 1 capital treatment for trust preferred securities issued before May 19, 2010 is grandfathered for bank holding companies with assets under $15 billion. The Dodd-Frank Act will require publically traded companies to give stockholders a non-binding vote on executive compensation and so called "golden parachute" payments. The Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The Dodd-Frank Act also broadens the base for FDIC insurance assessments, which will be based on average consolidated total assets less tangible equity capital, rather than deposits. The Act also makes permanent the maximum deposit insurance amount of $250,000 per depositor. The federal agencies are given significant discretion in drafting the rules and regulations required by The Dodd-Frank Act. Consequently, the full impact of this legislation will not be known for some time.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of
eligible collateral relative to the amount of advances outstanding.   At
March 31, 2011, the Bank had a total borrowing capacity at FHLB of $315.2 million, and outstanding advances of $211.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.

     The Bank entered into a Supervisory Agreement with the OTS on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank's plan to reduce brokered deposits to $145.0 million by June 30, 2010, $135.0 million by June 30, 2011 and $125.0 million by June 30, 2012. The Band had no brokered deposits as of March 31, 2011. Thus, the Bank could acquire an additional $135.0 million in brokered deposits and still comply with the plan as of March 31, 2011.

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



Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the end of the period covered by this quarterly report.

     The Company's management and the Audit Committee of the Board of Directors have taken steps recently to re-evaluate the Company's internal control over financial reporting, and have concluded there are material weaknesses in their design of such internal controls. The material weaknesses relates to the identification and recognition of troubled debt restructurings and impaired loans and timely receipt of appraisals for participated loans. The Company's Board of Directors implemented several steps to improve the processes in June 2011, and thus will remediate the material weaknesses. Included in these steps are the following:

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

     Changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's controls over financial reporting, were made subsequent to the quarter ended March 31, 2011, and have been described above. There were no changes in the Company's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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



                                              NASB Financial, Inc.
                                                  (Registrant)


July 19, 2011                              By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



July 19, 2011                              By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer