Form 10-Q
period 2011-06-30
NASB FINANCIAL INC
filed 2011-08-09
CIK 1059131

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended    June 30, 2011

                                   or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from        to


                  Commission File Number      0-24033


                          NASB Financial, Inc.
           (Exact name of registrant as specified in its charter)

         Missouri                                       43-1805201
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


           12498 South 71 Highway, Grandview, Missouri  64030
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

                                           Yes           No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,"
"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer           Accelerated filer    X

Non-accelerated filer             Smaller reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes           No  X

The number of shares of Common Stock of the Registrant outstanding as of August 5, 2011, was 7,867,614.

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands)


                                            June 30,     September 30,
                                              2011            2010
                                          (Unaudited)
                                           ----------     -----------
ASSETS
Cash and cash equivalents                $     7,149         14,033

Securities:
  Available for sale, at fair value           64,602         28,092
  Held to maturity, at cost                       --          1,232

Stock in Federal Home Loan Bank, at cost       9,991         15,873

Mortgage-backed securities:
  Available for sale, at fair value              736            911
  Held to maturity, at cost                   43,132         46,276

Loans receivable:
  Held for sale, at fair value                77,894        179,845
  Held for investment, net                 1,024,289      1,073,357
  Allowance for loan losses                  (71,864)       (32,316)
                                           ----------     -----------
Total loans receivable, net                1,030,319      1,220,886
                                           ----------     -----------

Accrued interest receivable                    5,253          5,520
Foreclosed assets held for sale, net          19,834         38,362
Premises and equipment, net                   14,232         13,836
Investment in LLCs                            17,748         17,799
Deferred income tax asset, net                17,236         14,758
Income taxes receivable                       14,291             --
Other assets                                  12,475         16,618
                                           ----------     ----------
                                         $ 1,256,998      1,434,196
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Customer deposit accounts              $   881,987        866,559
  Brokered deposit accounts                       --         66,894
  Advances from Federal Home Loan Bank       189,000        286,000
  Subordinated debentures                     25,774         25,774
  Escrows                                      7,430         11,149
  Income taxes payable                            --            504
  Accrued expenses and other liabilities       8,232          9,554
                                           ----------     ----------
      Total liabilities                    1,112,423      1,266,434
                                           ----------     ----------

Stockholders' equity:
  Common stock of $0.15 par value:
    20,000,000 shares authorized;
      9,857,112 shares issued                  1,479          1,479
  Additional paid-in capital                  16,640         16,603
  Retained earnings                          164,521        187,674
  Treasury stock, at cost;
    1,989,498 shares                         (38,418)       (38,418)
  Accumulated other comprehensive
    income                                       353            424
                                           ----------     ----------
      Total stockholders' equity             144,575        167,762
                                           ----------     ----------
                                         $ 1,256,998      1,434,196
                                           ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)



                                                 Three months ended         Nine months ended
                                                      June 30,                   June 30,
                                               ----------------------     ----------------------
                                                  2011         2010          2011         2010
                                               ---------    ---------     ---------    ---------
Interest on loans receivable                  $  16,339       19,804        50,605       59,671
Interest on mortgage-backed securities              601          829         1,730        2,492
Interest and dividends on securities              1,116          229         2,954        1,164
Other interest income                                 1            2             7           10
                                               ---------    ---------     ---------    ---------
  Total interest income                          18,057       20,864        55,296       63,337
                                               ---------    ---------     ---------    ---------

Interest on customer and brokered
     deposit accounts                             3,755        4,342        11,903       13,221
Interest on advances from FHLB                    1,004        2,468         4,111        8,891
Interest on subordinated debentures                 122          124           371          371
                                               ---------    ---------     ---------    ---------
  Total interest expense                          4,881        6,934        16,385       22,483
                                               ---------    ---------     ---------    ---------
    Net interest income                          13,176       13,930        38,911       40,854
Provision for loan losses                            68       11,500        49,394       25,500
                                               ---------    ---------     ---------    ---------
    Net interest income (loss) after
      provision for loan losses                  13,108        2,430       (10,483)      15,354
                                               ---------    ---------     ---------    ---------
Other income (loss):
  Loan servicing fees, net                          (73)          21           (30)         100
  Impairment recovery on mortgage
       servicing rights                              25            6            42           10
  Customer service fees and charges               1,256        1,923         5,016        5,354
  Provision for loss on real estate owned            --       (1,486)      (11,731)      (1,694)
  Gain on sale of securities available
       for sale                                     203          867           673        5,519
  Gain on sale of securities held to
       maturity                                      --           --           411           --
  Gain from sale of loans receivable
       held for sale                              5,325       10,682        21,174       24,766
  Impairment loss on investments in LLCs             --           --            --       (2,000)
  Other                                            (351)        (491)       (1,837)      (1,019)
                                               ---------    ---------     ---------    ---------
    Total other income (loss)                     6,385       11,522        13,718       31,036
                                               ---------    ---------     ---------    ---------
General and administrative expenses:
  Compensation and fringe benefits                4,696        4,890        14,572       13,868
  Commission-based mortgage banking compensation  2,364        4,494        10,756       11,845
  Premises and equipment                          1,082        1,081         3,195        3,128
  Advertising and business promotion              1,628        1,316         4,229        4,192
  Federal deposit insurance premiums                404          438         1,307        2,110
  Other                                           2,182        2,690         6,823        5,743
                                               ---------    ---------     ---------    ---------
    Total general and administrative expenses    12,356       14,909        40,882       40,886
                                               ---------    ---------     ---------    ---------
    Income (loss) before income tax expense       7,137         (957)      (37,647)       5,504
Income tax expense (benefit)                      2,748         (497)      (14,494)       1,416
                                               ---------    ---------     ---------    ---------
    Net income (loss)                         $   4,389         (460)      (23,153)       4,088
                                               =========    =========     =========    =========
Basic earnings (loss) per share               $    0.56        (0.06)        (2.94)        0.52
                                               =========    =========     =========    =========
Diluted earnings (loss) per share             $    0.56        (0.06)        (2.94)        0.52
                                               =========    =========     =========    =========

Basic weighted average shares outstanding      7,867,614    7,867,614     7,867,614    7,867,614





See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In thousands)


                                                                            Accumulated
                                             Additional                        other         Total
                                  Common      paid-in   Retained   Treasury comprehensive stockholders'
                                   stock      capital   earnings     stock     income       equity
                               -----------------------------------------------------------------------
                                               (Dollars in thousands)
Balance at October 1, 2010       $ 1,479       16,603    187,674    (38,418)      424        167,762
  Comprehensive income:
    Net loss                          --           --    (23,153)        --        --        (23,153)
    Other comprehensive income,
      net of tax:
       Unrealized gain on securities  --           --         --         --       (71)           (71)
         available for sale                                                                  -------
    Total comprehensive loss                                                                 (23,224)
  Stock based compensation expense    --           37         --         --        --             37
                               ----------------------------------------------------------------------
Balance at June 30, 2011         $ 1,479       16,640    164,521    (38,418)      353        144,575
                               ======================================================================



                                                   Nine months ended
                                                     June 30, 2011
                                                   ------------------
                                                 (Dollars in thousands)
Reclassification Disclosure:

Unrealized gain on available for sale securities,
   net of income taxes of $215                        $       343
Reclassification adjustment for gain included in
   net income, net of income taxes of $259                   (414)
                                                          --------
Change in unrealized gain (loss) on available for sale
   securities, net of income tax of $(44)             $       (71)
                                                          ========


See accompanying notes to condensed consolidated financial statements.

NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                            Nine months ended
                                                                June 30,
                                                          ----------------------
                                                             2011        2010
                                                          ----------------------
Cash flows from operating activities:
  Net income (loss)                                      $(23,153)       4,088
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                              1,390        1,426
  Amortization and accretion, net                            (116)      (1,076)
  Gain on sale of securities available for sale              (673)      (5,519)
  Gain on sale of securities held to maturity                (411)          --
  Loss from investment in LLCs                                 57           60
  Impairment loss on investment in LLCs                        --        2,000
  Impairment recovery on mortgage servicing rights            (42)         (10)
  Gain from loans receivable held for sale                (21,174)     (24,766)
  Provision for loan losses                                49,394       25,500
  Provision for loss on real estate owned                  11,731        1,694
  Origination of loans receivable held for sale        (1,229,443)  (1,183,591)
  Sale of loans receivable held for sale                1,352,568    1,151,133
  Stock based compensation - stock options                     37           59
Changes in:
  Net fair value of loan-related commitments                1,354          451
  Accrued interest receivable                                 267          952
  Prepaid and accrued expenses, other liabilities
    and income taxes receivable and payable               (15,862)     (15,147)
                                                          ----------------------
Net cash provided by (used in) operating activities       125,924      (42,746)

Cash flows from investing activities:
  Principal repayments of mortgage-backed securities:
    Held to maturity                                       11,871        8,338
    Available for sale                                        159        3,681
  Principal repayments of investment securities
    Held to maturity                                          166           53
    Available for sale                                      8,198            5
  Principal repayments of mortgage loans receivable
    held for investment                                   131,596      176,391
  Principal repayments of other loans receivable            4,222        4,297
  Loan origination - mortgage loans receivable
    held for investment                                  (104,550)     (84,415)
  Loan origination - other loans receivable                (2,346)      (1,969)
  Purchase of mortgage loans receivable held for
    investment                                             (1,219)      (1,002)
  Proceeds from sale of Federal Home Loan
    Bank stock                                              5,882        9,209
  Purchase of mortgage backed securities held
    to maturity                                            (8,768)     (54,806)
  Purchase of investment securities available for sale    (71,259)     (28,923)
  Proceeds from sale of investment securities held to
    maturity                                                1,491           --
  Proceeds from sale of investment securities available
    for sale                                               26,916       46,379
  Proceeds from sale of mortgage-backed securities
    available for sale                                         --       47,122
  Proceeds from sale of real estate owned                  18,983        8,707
  Purchases of premises and equipment, net                 (1,785)        (992)
  Investment in LLCs                                           (6)          (6)
  Other                                                      (141)        (258)
                                                          ----------------------
Net cash provided by investing activities                  19,410      131,811


NASB FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)



                                                             Nine months ended
                                                                 June 30,
                                                          ----------------------
                                                             2011        2010
                                                          ----------------------
Cash flows from financing activities:
  Net decrease in customer and brokered
     deposit accounts                                     (51,499)     (45,525)
  Proceeds from advances from Federal Home Loan Bank       56,000       48,000
  Repayment on advances from Federal Home Loan Bank      (153,000)    (140,000)
  Cash dividends paid                                          --       (3,540)
  Change in escrows                                        (3,719)      (1,740)
                                                          ----------------------
Net cash used in financing activities                    (152,218)    (142,805)
                                                          ----------------------
Net decrease in cash and cash equivalents                  (6,884)     (53,740)
Cash and cash equivalents at beginning of the period       14,033       63,250
                                                          ----------------------
Cash and cash equivalents at end of period               $  7,149        9,510
                                                          ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes (net of refunds)            $  2,728       12,221
  Cash paid for interest                                   16,524       23,748

Supplemental schedule of non-cash investing and financing
  activities:
    Conversion of loans receivable to real estate owned  $ 31,148       40,992
    Conversion of real estate owned to loans receivable     4,220          344
    Capitalization of originated mortgage servicing rights     --            5
    Transfer of securities from held to maturity to
       available for sale                                      --        4,360








See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. All adjustments are of a normal and recurring nature, except for the adoption of the amendments in Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, and a change in methodology for valuing residential development real estate related assets, which are described in Footnote 2 and Footnote 8 to the condensed consolidated financial statements. In the opinion of management the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission on December 14, 2010. Operating results for the nine month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The condensed consolidated balance sheet of the Company as of September 30, 2010, has been derived from the audited balance sheet of the Company as of that date.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans, real estate owned, and valuation of mortgage servicing rights. Following the early adoption of Accounting Standards Update ("ASU") No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ,and a change in methodology in valuing residential development real estate related assets, which are described more fully in Footnote 2 and Footnote 8 of the condensed consolidated financial statements, management believes that these allowances are adequate at June 30, 2011; however, future additions to the allowances may be necessary based on changes in economic conditions.

     The Company's critical accounting policies involve the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2011. These policies relate to the allowance for loan losses, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2010. With the exception of the early adoption of ASU 2011-02 and the change in methodology in valuing residential development real estate related assets, noted above, these policies have remained unchanged from September 30, 2010.

     Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter's presentation.


(2) RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which clarifies the guidance on how creditors evaluate whether a restructuring of debt qualifies as a Troubled Debt Restructuring ("TDR"). Examples of restructurings include an extension of a loan's maturity date, a reduction in the interest rate, forgiveness of a debt's face amount and/or accrued interest, and a deferral or decrease in payments for a period of time. The amendments clarify the definition of a TDR in ASC 310-40, which provides that a debt restructuring is considered a TDR if the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. The framework for evaluating a restructuring requires that a creditor determine if both of the following conditions are met: 1) the borrower is experiencing financial difficulties, and 2) the restructuring includes a concession by the creditor to the borrower.

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




                                               Three months ended        Nine months ended
                                             ----------------------    ----------------------
                                               6/30/11    6/30/10        6/30/11    6/30/10
                                             ----------------------    ----------------------
Net income (loss) (in thousands)             $   4,389       (460)       (23,153)     4,088

Average common shares outstanding            7,867,614  7,867,614      7,867,614  7,867,614
Average common share stock options
  outstanding                                       --         --             --         --
                                             ----------------------    ----------------------
Average diluted common shares                7,867,614  7,867,614      7,867,614  7,867,614

Earnings (loss) per share:
   Basic                                     $    0.56      (0.06)         (2.94)      0.52
   Diluted                                        0.56      (0.06)         (2.94)      0.52



     At June 30, 2011 and 2010, options to purchase 49,538 and 62,038 shares, respectively, of the Company's stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.


(4) SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of securities available for sale at June 30, 2011. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Corporate debt securities   $  38,473      528        69      38,932
Trust preferred securities     25,572      470       390      25,652
Municipal securities               18       --        --          18
                            ------------------------------------------
     Total                  $  64,063      995       459      64,602
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
                            ===========================================


     During the nine month period ended June 30, 2011, the Company realized gross gains of $673,000 and no gross losses on the sale of securities available for sale. The Company realized gross gains of $4.1 million and no gross losses on the sale of securities available for sale during the nine month period ended June 30, 2010.

    The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at June 30, 2011. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Corporate debt securities  $  16,116         69    $      --        --
Trust preferred securities     7,871        390           --        --
                          ---------------------------------------------
   Total                   $  23,987        459    $      --        --
                          =============================================


     The scheduled maturities of securities available for sale at June 30, 2011, are presented in the following table. Dollar amounts are expressed in thousands.


                                         Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due in less than one year   $       6       --          --            6
Due from one to five years         12       --          --           12
Due from five to ten years     38,473      528          69       38,932
Due after ten years            25,572      470         390       25,652
                            -------------------------------------------
     Total                  $  64,063      998         459       64,602
                            ===========================================


(5) SECURITIES HELD TO MATURITY

     There were no securities held to maturity at June 30, 2011. The following table presents a summary of securities held to maturity at September 30, 2010. Dollar amounts are expressed in thousands.


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
                            ===========================================

     During the nine month period ended June 30, 2011, the Bank recognized a gain of $411,000 on the sale of an asset backed security which was classified as held to maturity. The security, which was secured by a pool of trust preferred securities issued by various banks, had an amortized cost of $1.1 million at the time of sale. The decision was made to sell the security after it was determined that there was significant deterioration in the issuer's creditworthiness. There were no dispositions of securities held to maturity during the nine month period ended June 30, 2010.


(6) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     The following table presents a summary of mortgage-backed securities available for sale at June 30, 2011. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------


Pass-through certificates
  guaranteed by GNMA
    - fixed rate            $      88        1        --          89
Pass-through certificates
  guaranteed by FNMA
    - adjustable rate             176        5        --         181
FHLMC participation
  certificates:
    - fixed rate                  290       24        --         314
    - adjustable rate             147        5        --         152
                            ------------------------------------------
     Total                  $     701       35        --         736
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
                            ===========================================


     There were no sales of mortgage-backed securities available for sale during the nine month periods ended June 30, 2011 and 2010.

     The scheduled maturities of mortgage-backed securities available for sale at June 30, 2011, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross       Gross     Estimated
                            Amortized  unrealized  unrealized     fair
                              cost       gains       losses       value
                            -------------------------------------------
Due from one to five years  $     140       11          --         151
Due from five to ten years        150       13          --         163
Due after ten years               411       11          --         422
                            -------------------------------------------
     Total                  $     701       35          --         736
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


(7) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     The following table presents a summary of mortgage-backed securities held to maturity at June 30, 2011. Dollar amounts are expressed in thousands.


                                         Gross     Gross     Estimated
                            Amortized unrealized unrealized    fair
                              cost       gains     losses      value
                            -------------------------------------------

FHLMC participation certificates:
  Fixed rate                $      46        6        --          52
FNMA pass-through certificates:
  Fixed rate                        6       --        --           6
  Balloon maturity and
    adjustable rate                28       --        --          28
Collateralized mortgage
  obligations                  43,052       15       518      42,549
                            ------------------------------------------
     Total                  $  43,132       21       518      42,635
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
                            ===========================================


     There were no sales of mortgage-backed securities held to maturity during the nine month periods ended June 30, 2011 and 2010.

    The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at June 30, 2011. Dollar amounts are expressed in thousands.


                           Less than 12 months      12 months or longer
                          ---------------------    --------------------
                            Estimated   Gross       Estimated   Gross
                              fair    unrealized      fair   unrealized
                             value      losses       value      losses
                          ---------------------------------------------
Collateralized mortgage
  obligations              $  36,132       518    $      --        --
                          ---------------------------------------------
   Total                   $  36,132       518    $      --        --
                          =============================================

     The scheduled maturities of mortgage-backed securities held to maturity at June 30, 2011, are presented in the following table. Dollar amounts are expressed in thousands.


                                        Gross        Gross    Estimated
                            Amortized  unrealized  unrealized    fair
                              cost       gains       losses      value
                           --------------------------------------------
Due from one to five years $      6         --          --          6
Due from five to ten years    3,756          6         107      3,655
Due after ten years          39,370         15         411     38,974
                          ---------------------------------------------
     Total                 $ 43,132         21         518     42,635
                          =============================================


     Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.


(8) LOANS RECEIVABLE

     The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. The residential mortgage loans originated have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American's loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank's total loans receivable at June 30, 2011. Dollar amounts are expressed in thousands.


LOANS HELD FOR INVESTMENT:
  Mortgage loans:
    Permanent loans on:
      Residential properties                          $  336,636
      Business properties                                427,428
      Partially guaranteed by VA or
        insured by FHA                                     3,791
    Construction and development                         201,514
                                                       ----------
       Total mortgage loans                              969,369
  Commercial loans                                        78,344
  Installment loans to individuals                         9,697
                                                       ----------
    Total loans held for investment                    1,057,410
  Less:
    Undisbursed loan funds                               (26,196)
    Unearned discounts and fees and costs
      on loans, net                                       (6,925)
                                                       ----------
     Net loans held for investment                    $1,024,289
                                                       ==========


LOANS HELD FOR SALE:
  Mortgage loans:
    Permanent loans on:
      Residential properties                           $ 116,256
    Less:
      Undisbursed loan funds                             (38,362)
                                                       ----------
        Net loans held for sale                        $  77,894
                                                       ==========


     Included in the loans receivable balances at June 30, 2011, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $10.2 million. Loans and participations serviced for others amounted to approximately $67.6 million at June 30, 2011.

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

     During the nine month period ended June 30, 2011, the Bank renewed a large number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings ("TDRs") if the restructuring was related to the borrower's financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower's current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

     Based upon the significant increase in foreclosure frequency and loss severity ratios within the Bank's portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the nine month period ended June 30, 2011. The balance of general reserves in the allowance for loan losses increased to $30.2 million, from $17.4 million at June 30, 2010. During the same time period, the balance of loans receivable held to maturity decreased from $1,129.9 million at June 30, 2010, to $1,024.3 million at June 30, 2011. The Bank does not routinely obtain updated appraisals for their collateral dependent loans that are not adversely classified. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

     The following table presents the activity in the allowance for losses on loans for the period ended June 30, 2011. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.


     Balance at October 1, 2010               $  32,316
     Provisions                                  49,394
     Charge-offs                                (10,182)
     Recoveries                                     336
                                                --------
     Balance at June 30, 2011                 $  71,864
                                                ========

     The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at June 30, 2011. Dollar amounts are expressed in thousands.



                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses:
-------------------------
Balance at October 1, 2010   $   4,427         10       6,708      19,018      1,015      1,138     32,316
Provision for loan losses        3,535          1       5,255      33,750      5,721      1,132     49,394
Losses charged off              (1,290)        --      (1,510)     (6,949)       (91)      (342)   (10,182)
Recoveries                          --         --          --         327         --          9        336
                              -----------------------------------------------------------------------------
Balance at June 30, 2011     $   6,672         11      10,453      46,146      6,645      1,937     71,864
                              =============================================================================


Balance at April 1, 2011     $  10,013          9       7,869      48,287      6,007      1,262     73,447
Provision for loan losses       (2,775)         2       2,722      (1,285)       729        675         68
Losses charged off                (566)        --        (138)     (1,106)       (91)        --     (1,901)
Recoveries                          --         --          --         250         --         --        250
                              -----------------------------------------------------------------------------
Balance at June 30, 2011     $   6,672         11      10,453      46,146      6,645      1,937     71,864
                              =============================================================================



Ending balance of allowance
  for loan losses related
    to loans:
  Individually evaluated
    for impairment           $   1,570         11       3,187      31,989      4,049        832     41,638
                              =============================================================================
  Collectively evaluated
    for impairment           $   5,102         --       7,266      14,158      2,596      1,104     30,226
                              =============================================================================
  Acquired with deteriorated
    credit quality           $      28         --          --          --         --         --         28
                              =============================================================================


Loans:
-----
Balance at June 30, 2011     $ 336,368     77,894     422,993     177,325     77,937      9,666  1,102,183
                              =============================================================================

Ending Balance:
  Loans individually evaluated
    for impairment           $  11,353         11      11,297     114,981      8,725        893    147,260
                              =============================================================================
  Loans collectively evaluated
    for impairment           $ 325,015     77,883     411,696      62,344     69,212      8,773    954,923
                              =============================================================================
  Loans acquired with deteriorated
    credit quality           $   2,701         --          --          --         --         --      2,701
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

     In addition to the risk rating categories for problem assets noted above, loans may be assigned a risk rating of "pass," "pass-watch," or "special mention." The pass category includes loans with borrowers and/or collateral that is of average quality or better. Loans in this category are considered average risk and satisfactory repayment is expected. Assets classified as pass-watch are those in which the borrower has the capacity to perform according to the terms and repayment is expected. However, one or more elements of uncertainty exist. Assets classified as special mention have a potential weakness that deserves management's close attention. If left undetected, the potential weakness may result in deterioration of repayment prospects.

     The early adoption of ASU 2011-02 during the quarter ended March 31, 2011, and the prospectively applied impairment caused an increase in loans considered TDRs, which also increased the assets classified as "substandard." The increase in TDRs, and related increase in loan loss provision, are discussed in Footnote 2 to the condensed consolidated financial statements.

     Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company's loan portfolio based on risk rating category as of June 30, 2011. Dollar amounts are expressed in thousands.




                                      Residential  Commercial
                                        Held For      Real  Construction/
                           Residential    Sale       Estate  Development  Commercial Installment  Total
-----------------------------------------------------------------------------------------------------------
Rating:
------
Pass                         $ 318,500     77,883     362,856      37,982     43,158      8,772    849,151
Pass - Watch                     2,392         --      16,708      14,866         --         --     33,966
Special Mention                  1,272         --      26,099       1,771     26,055         --     55,197
Substandard                     12,634         --      14,143      90,717      4,675         62    122,231
Doubtful                            --         --          --          --         --         --         --
Loss                             1,570         11       3,187      31,989      4,049        832     41,638
                              -----------------------------------------------------------------------------
  Total                      $ 336,368     77,894     422,993     177,325     77,937      9,666  1,102,183
                              =============================================================================




     The following table presents the Company's loan portfolio aging analysis as of June 30, 2011. Dollar amounts are expressed in thousands.



                                                      Greater
                                                        Than       Total               Total    Total loans
                            30-59 Days   60-89 Days   90 Days       Past               Loans     >90 Days &
                             Past Due     Past Due    Past Due      Due     Current  Receivable   Accruing
-----------------------------------------------------------------------------------------------------------
Residential                  $   3,298      1,390      10,648      15,336    321,032    336,368         --
Residential held for sale            3          3          13          19     77,875     77,894         --
Commercial real estate             126         --       5,935       6,061    416,932    422,993         --
Construction & development          --         --      17,747      17,747    159,578    177,325         --
Commercial                          --         --       7,903       7,903     70,034     77,937         --
Installment                         30         26         242         298      9,368      9,666         --
                              -----------------------------------------------------------------------------
  Total                      $   3,457      1,419      42,488      47,364  1,054,819  1,102,183         --
                              =============================================================================






     When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table presents the Company's nonaccrual loans at June 30, 2011. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.


     Residential                              $  10,648
     Residential held for sale                       13
     Commercial real estate                       5,935
     Construction & development                  17,747
     Commercial                                   7,903
     Installment                                    242
                                                --------
       Total                                 $   42,488
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

     During the nine month period ended June 30, 2011, the Company modified two residential loans, with a recorded investment of $416,000 prior to modification, which were deemed TDRs. The modifications, which lowered the interest rate and extended the maturity date, resulted in specific loss allowances of $21,000 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement. In addition, the Company modified one commercial real estate loan during the period, which had a recorded investment of $3.2 million prior to modification and was deemed a TDR. The Bank lowered the interest rate, extended the maturity for five years, and disbursed additional funds for improvements to the property. Prior to modification, this loan was considered impaired and collateral dependant and had been written down to the fair value of the collateral, less costs to sell. Also during the period ended June 30, 2011, the Company modified ninety land development loans, with a recorded investment of $97.6 million prior to modification, which were deemed TDRs. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific loss allowances of $24.6 million, based upon the fair value of the collateral. Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses. TDRs secured by residential properties with a recorded investment of $395,000, TDRs secured by commercial properties with a recorded investment of $3.2 million, and TDRs secured by land development properties with a recorded investment of $8.9 million defaulted during the period ended June 30, 2011. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

The following table presents the recorded balance of troubled debt restructurings as of June 30, 2011. Dollar amounts are expressed in thousands.


   Troubled debt restructurings:
     Residential                              $   4,192
     Residential held for sale                       --
     Commercial real estate                       3,794
     Construction & development                  74,213
     Commercial                                      --
     Installment                                     --
                                                --------
       Total                                 $   82,199
                                                ========


   Performing troubled debt restructurings:
     Residential                              $     631
     Residential held for sale                       --
     Commercial real estate                       3,794
     Construction & development                  68,076
     Commercial                                      --
     Installment                                     --
                                                --------
       Total                                 $   72,501
                                                ========

     The following table presents impaired loans, including troubled debt restructurings, as of June 30, 2011. Dollar amounts are expressed in thousands.



                                            Unpaid                YTD Average     QTD Average     Interest
                                 Recorded  Principal  Specific   Investment in   Investment in     Income
                                 Balance    Balance   Allowance  Impaired Loans  Impaired Loans  Recognized
-----------------------------------------------------------------------------------------------------------

Loans without a specific valuation allowance:
--------------------------------------------

Residential                 $    5,751      5,804         --      5,743           5,755             158
Residential held for sale           --         --         --         --              --              --
Commercial real estate              --         --         --         --              --              --
Construction & development      27,608     27,610         --     26,744          25,998             969
Commercial                          --         --         --         --              --
Installment                         --         --         --         --              --


Loans with a specific valuation allowance:
-----------------------------------------

Residential                 $    4,032      5,722      1,570      4,683           4,092              89
Residential held for sale           --         11         11         10              10              --
Commercial real estate           8,109     11,336      3,187      9,336           8,515             477
Construction & development      55,384     87,417     31,989     68,925          52,675           2,922
Commercial                       4,675      8,801      4,049      6,525           4,676              81
Installment                         62        896        832        272              71              26


Total:
-----

Residential                 $    9,783     11,526      1,570     10,426           9,847             247
Residential held for sale           --         11         11         10              10              --
Commercial real estate           8,109     11,336      3,187      9,336           8,515             477
Construction & development      82,992    115,027     31,989     95,669          78,673           3,891
Commercial                       4,675      8,801      4,049      6,525           4,676              81
Installment                         62        896        832        272              71              26







 (9) FORECLOSED ASSETS HELD FOR SALE

     Real estate owned and other repossessed property consisted of the following at June 30, 2011. Dollar amounts are expressed in thousands.

Real estate acquired through (or deed
   in lieu of) foreclosure                             $ 31,622
Less:  allowance for losses                             (11,788)
                                                       ----------
   Total                                               $ 19,834
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


(11) INCOME TAXES

     The Company's federal and state income tax returns for fiscal years 2008 through 2010 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.


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




Three months ended                     Mortgage     Other and
June 30, 2011                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 13,293        --         (117)          13,176
Provision for loan losses        --        --           68               68
Other income                    901     5,908         (424)           6,385
General and administrative
  expenses                    6,096     6,498         (238)          12,356
Income tax expense            3,118      (227)        (143)           2,748
                            ---------------------------------------------------
    Net income             $  4,980      (363)        (228)           4,389
                            ===================================================




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
                            ===================================================




Nine months ended                      Mortgage     Other and
June 30, 2011                Banking   Banking    Eliminations    Consolidated
-------------------------------------------------------------------------------
Net interest income        $ 39,256        --         (345)          38,911
Provision for loan losses    49,326        --           68           49,394
Other income                 (9,047)   23,799       (1,034)          13,718
General and administrative
  expenses                   17,443    23,941         (502)          40,882
Income tax expense (benefit)(14,076)      (55)        (363)         (14,494)
                            ---------------------------------------------------
    Net income (loss)      $(22,484)      (87)        (582)         (23,153)
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
                            ===================================================




(13) DERIVATIVE INSTRUMENTS

     The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $33,000, an increase in other liabilities of $661,000, and a decrease in other income of $627,000 for the quarter ended June 30, 2011. The Company recorded a decrease in other assets of $1.9 million, an increase in other liabilities of $553,000, and a decrease in other income of $2.4 million for the nine month period ended June 30, 2011.

    Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $328,000, an increase in other liabilities of $99,000, and an increase in other income of $229,000 during the quarter ended June 30, 2011. The Company recorded an increase in other assets of $90,000, a decrease in other liabilities of $986,000, and an increase in other income of $1.1 million during the nine month period ended June 30, 2011.

     The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2011, is disclosed in Footnote 14, Fair Value Measurements.

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

     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at June 30, 2011 (in thousands):





                                    Quoted Prices in    Significant     Significant
                                    Active Markets for     Other        Unobservable
                               Fair  Identical Assets    Observable        Inputs
                               Value     (Level 1)    Inputs (Level 2)    (Level 3)
                            -------------------------------------------------------
Assets:
  Securities, available for sale
      Corporate debt securities $  38,932      38,932               --             --
      Trust preferred securities   25,652      25,652               --             --
      Municipal securities             18          18               --             --
  Mortgage-backed securities,
    available for sale
      Pass through certificates
        guaranteed by GNMA -
          fixed rate                   89          --               89             --
      Pass through certificates
        guaranteed by FNMA -
          adjustable rate             181          --              181             --
      FHLMC participation certificates:
        Fixed rate                    314          --              314             --
        Adjustable rate               152          --              152             --
  Loans held for sale              77,894          --           77,894             --
  Mortgage servicing rights            99          --               --             99
  Commitments to originate loans      300          --               --            300
  Forward sales commitments           993          --               --            993
                                -------------------------------------------------------
Total assets                    $ 144 624      64,602           78,630          1,392
                                =======================================================

Liabilities:
  Commitments to originate
    loans                       $   1,183          --               --          1,183
  Forward sales commitments           156          --               --            156
                                -------------------------------------------------------
Total liabilities               $   1,339          --               --          1,339
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
                                =======================================================





     The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the nine month periods ended June 30, 2011 and 2010 (in thousands):




                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2010           $      263         1,547             (240)
Total realized and unrealized
  gains (losses):
    Included in net income                 (164)       (2,430)           1,077
                                      ---------------------------------------------
Balance at June 30, 2011             $       99          (883)             837
                                      =============================================





                                        Mortgage     Commitments
                                       Servicing     to Originate   Forward Sales
                                        Rights           Loans       Commitments
                                      ---------------------------------------------
Balance at October 1, 2009           $      351         1,023             (378)
Total realized and unrealized
  gains (losses):
    Included in net income                  (79)         (473)              22
Issuances                                     5            --               --
                                      ---------------------------------------------
Balance at June 30, 2010             $      277           550             (356)
                                      =============================================



     Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2011, are reported in the consolidated statements of income as follows (in thousands):

                                          Impairment
                               Loan        Loss on
                             Servicing     Mortgage        Other
                               Fees     Servicing Rights   Income
                           ----------------------------------------
Total gains (losses)       $   (206)             42       (1,354)
                           ========================================
Changes in unrealized gains
  (losses) relating to assets
  still held at the balance
  sheet date               $     --              --           --
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

    The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2011, was $102.3 million.


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

     The carrying value of foreclosed assets held for sale was $19.8 million at June 30, 2011. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2011, totaled $10.6 million.


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

      The carrying value of the Company's investment in LLCs was $17.7 million at June 30, 2011.

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

     The following table presents the carrying values and fair values of the Company's financial instruments. Dollar amounts are expressed in thousands.




                                            June 30, 2011             September 30, 2010
                                      --------------------------    -------------------------
                                                     Estimated                     Estimated
                                       Carrying         fair         Carrying         fair
                                        value          value          value          value
                                      --------------------------    -------------------------
Financial Assets:
  Cash and cash equivalents          $   7,149          7,149         14,033         14,033
  Securities held to maturity               --             --          1,232          1,561
  Stock in Federal Home Loan Bank        9,991          9,991         15,873         15,873
  Mortgage-backed securities held
    to maturity                         43,132         42,635         46,276         46,300
  Loans receivable held for
    investment                         952,425        963,511      1,041,041      1,043,886

Financial Liabilities:
  Customer deposit accounts          $ 881,987        887,352        866,559        869,941
  Brokered deposit accounts                 --             --         66,894         66,797
  Advances from FHLB                   189,000        190,873        286,000        288,061
  Subordinated debentures               25,774         10,000         25,774         10,310




                                            June 30, 2011             September 30, 2010
                                      --------------------------    -------------------------
                                       Contract or    Estimated      Contract or    Estimated
                                        notional      unrealized      notional      unrealized
                                         amount          gain          amount       gain (loss)
                                      --------------------------    -------------------------
Unrecognized financial instruments:
  Lending commitments - fixed
    rate, net                        $  10,525             38          6,127             (5)
  Lending commitments - floating
    rate                                    --             --            417              6
  Commitments to sell loans                 --             --             --             --





     The fair value estimates presented are based on pertinent information available to management as of June 30, 2011, and September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.


(15) INVESTMENT IN LLCs

     The Company is a member in two limited liability companies, Central Platte Holdings LLC ("Central Platte") and NBH, LLC ("NBH"), which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

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

     The following table displays the results derived from the Company's internal valuation model and the carrying value of its investment in Central Platte at June 30, 2011. Dollar amounts are expressed in thousands.


        Method 1                         $   15,178
        Method 2                             16,465
        Method 3                             18,633

       Average of methods 1, 2, and 3    $   16,759
                                            ========
       Carrying value of investment in
         Central Platte Holdings, LLC    $   16,381
                                            ========

     The Company's investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. No events have occurred during the nine months ended June 30, 2011, that would indicate any additional impairment of the Company's investment in NBH. The carrying value of the Company's investment in NBH was $1.4 million at June 30, 2011.


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

     As of June 30, 2011, the Company and the subsidiary Bank are in compliance with these regulatory agreements.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make significant judgments and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to the allowance of loan losses, the valuation of derivative instruments and the valuation of equity method investments. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

     In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which clarifies the guidance on how creditors evaluate whether a restructuring of debt qualifies as a Troubled Debt Restructuring ("TDR"). Examples of restructurings include an extension of a loan's maturity date, a reduction in the interest rate, forgiveness of a debt's face amount and/or accrued interest, and a deferral or decrease in payments for a period of time. The amendments clarify the definition of a TDR in ASC 310-40, which provides that a debt restructuring is considered a TDR if the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. The framework for evaluating a restructuring requires that a creditor determine if both of the following conditions are met: 1) the borrower is experiencing financial difficulties, and 2) the restructuring includes a concession by the creditor to the borrower. For public companies, this standard is effective for the first interim or annual period beginning on or after June 15, 2011. The Company early adopted the ASU in its second fiscal quarter, as permitted by the standard.

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

     Our Annual Report on Form 10-K for the year ended September 30, 2010 contains a description of our critical accounting policies. Except as described above, for the nine months ended June 30, 2011, there were no material changes to these policies.


FINANCIAL CONDITION

ASSETS
     The Company's total assets as of June 30, 2011 were $1,257.0 million, a decrease of $177.2 million from September 30, 2010, the prior fiscal year end.

     Loans receivable held for investment were $1,024.3 million as of June 30, 2011, a decrease of $49.1 million during the nine month period. The weighted average rate on such loans as of June 30, 2011, was 6.18%, a decrease from 6.29% as of June 30, 2010.

     Loans receivable held for sale as of June 30, 2011, were $77.9 million, a decrease of $102.0 million from September 30, 2010, resulting primarily from a decrease in loan origination volume within the Bank's mortgage banking division. This portfolio consists of residential mortgage loans originated by the Bank's mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

     As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank's portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2011, the Bank originated and purchased $1,229.4 million in mortgage loans held for sale, $105.8 million in mortgage loans held for investment, and $2.3 million in other loans. This total of $1,337.5 million in loans compares to $1,271.0 million in loans originated and purchased during the nine months ended June 30, 2010.

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


                              6/30/11      9/30/10      6/30/10
                            -------------------------------------
Asset Classification:
   Substandard              $ 142,615      142,085      148,440
   Doubtful                        --           --          300
   Loss*                       52,876       16,965       18,041
                            -------------------------------------
                              195,491      159,050      166,781
Allowance for losses on
  loans and real estate
  owned                       (83,652)     (34,643)     (35,395)
                            -------------------------------------
                            $ 111,839      124,407      131,386
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


                              6/30/11      9/30/10        6/30/10
                            ----------------------------------------
Total Assets               $ 1,256,998    1,434,196      1,415,928
                            ========================================

Non-accrual loans (excluding
  TDRs)                    $    14,395       29,368         23,189
Troubled debt
  restructurings                82,199       23,730         18,479
Net real estate and
  other assets acquired
  through foreclosure           19,834       38,362         25,120
                            ----------------------------------------
     Total                 $   116,428       91,460         66,788
                            ========================================
Percent of total assets          9.26%        6.38%          4.72%
                            ========================================


     Management records a provision for loan losses in amounts sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The Allowance for Loan and Lease Losses ("ALLL") recognizes the inherent risks associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets but to a homogenous pool of loans. Management believes that the specific loss allowances and ALLL are adequate at June 30, 2011. While management uses available information to determine these allowances, future allowances may be necessary because of changes in economic conditions. Also, regulatory agencies (OTS and FDIC) review the Bank's allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

     Investment securities were $64.6 million as of June 30, 2011, an increase of $35.3 million from September 30, 2010. During the nine month period, the Bank purchased securities of $71.3 million and sold $26.9 million of securities available for sale. In addition, the Bank sold $1.5 million of securities held to maturity following a significant deterioration in the issuer's creditworthiness. The Company realized gross gains of $1.1 million and no gross losses on the sale of securities during the period.

     Mortgage-backed securities were $43.9 million as of June 30, 2011, a decrease of $3.3 million from the prior year end. During the nine month period, the Bank purchased mortgage-backed securities of $8.8 million. There were no sales of mortgage-backed securities available for sale during the nine month period ended June 30, 2011. The average yield on the mortgage-backed securities portfolio was 4.70% at June 30, 2011, a decrease from 4.88% at September 30, 2010.

     The Company's investment in LLCs, which is accounted for using the equity method, was $17.8 million at June 30, 2011, a decrease of $51,000 from September 30, 2010. During the fiscal year ended September 30, 2010, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC ("Central Platte") and a $1.1 million impairment charge related to its investment in NBH, LLC ("NBH"). There have been no events subsequent to September 30, 2010, that would indicate an additional impairment in value of the Company's investments in Central Platte or NBH, which were $16.4 million and $1.4 million at June 30, 2011, respectively.

LIABILITIES AND EQUITY
     Customer and brokered deposit accounts decreased $51.5 million during the nine months ended June 30, 2011. Specifically, customer deposits increased $15.4 million during the period, primarily due to an increase in retail certificates of deposits resulting from promotions during the period. Brokered deposits decreased $66.9 million during the period, as a result of the Bank's effort to reduce its reliance on this funding source. The weighted average rate on customer and brokered deposits as of June 30, 2011, was 1.70%, a decrease from 1.98% as of June 30, 2010.

     Advances from the FHLB were $189.0 million as of June 30, 2011, a decrease of $97.0 million from September 30, 2010. During the nine month period, the Bank borrowed $56.0 million of new advances and repaid $153.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

     Subordinated debentures were $25.8 million as of June 30, 2011. Such debentures resulted from the issuance of Trust Preferred Securities through the Company's wholly owned statutory trust, NASB Preferred Trust
I. The Trust used the proceeds from the offering to purchase a like amount of the Company's subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

     Escrows were $7.4 million as of June 30, 2011, a decrease of $3.7 million from September 30, 2010. This decrease is due to amounts paid for borrowers' taxes during the fourth calendar quarter of 2010.

     Total stockholders' equity as of June 30, 2011, was $144.6 million (11.5% of total assets). This compares to $167.8 million (11.7% of total assets) at September 30, 2010. On a per share basis, stockholders' equity was $18.38 on June 30, 2011, compared to $21.32 on September 30, 2010.

     The Company did not pay any cash dividends to its stockholders during the nine month period ended June 30, 2011. In accordance with the April 2010 agreement with the OTS, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from the OTS.

     Total stockholders' equity as of June 30, 2011, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $353,000. This amount is reflected in the line item "Accumulated other comprehensive income."

RATIOS
     The following table illustrates the Company's return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

                              Nine months ended
                           ------------------------
                             6/30/11      6/30/10
                           ------------------------
Return on assets             (2.29)%        0.37%
Return on equity            (19.77)%        3.29%
Equity-to-assets ratio        11.50%       11.68%
Dividend payout ratio            --%       86.59%


RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2011 and 2010.

     For the three months ended June 30, 2011, the Company had net income of $4.4 million or $0.56 per share. This compares to a net loss of $(460,000) or $(0.06) per share for the quarter ended June 30, 2010.

     For the nine months ended June 30, 2011, the Company had a net loss of $(23,153,000) or $(2.94) per share. This compares to net income of $4,088,000 or $0.52 per share for the nine months ended June 30, 2010.


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

     The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2011 and 2010. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reserved and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.


                                   Nine months ended 6/30/11    As of
                                  --------------------------- 6/30/11
                                   Average            Yield/   Yield/
                                   Balance  Interest   Rate     Rate
                                  -------------------------------------
Interest-earning assets
  Loans                         $1,087,355    50,605   6.21%    6.05%
  Mortgage-backed securities        45,111     1,730   5.11%    4.69%
  Securities                        64,211     2,954   6.13%    5.13%
  Bank deposits                     13,868         7   0.07%    0.01%
                                 --------------------------------------
    Total earning assets         1,210,545    55,296   6.09%    5.93%
                                            ---------------------------
Non-earning assets                 110,978
                                 ----------
      Total                     $1,321,523
                                 ==========
Interest-costing liabilities
  Customer checking and savings
    deposit accounts             $ 200,213       826   0.55%    0.53%
  Customer and brokered
    certificates of deposit        699,944    11,077   2.11%    2.06%
  FHLB Advances                    223,913     4,111   2.45%    1.73%
  Subordinated debentures           25,000       371   1.98%    1.92%
                                 --------------------------------------
    Total costing liabilities    1,149,070    16,385   1.90%    1.71%
                                            ---------------------------
Non-costing liabilities             14,447
Stockholders' equity               158,006
                                 ----------
      Total                     $1,321,523
                                 ==========
Net earning balance             $   61,475
                                 ==========
Earning yield less costing rate                        4.19%    4.22%
                                                      ================
Average interest-earning assets,
  net interest, and net yield
  spread on average interest-
  earning assets                $1,210,545    38,911   4.29%
                                 ============================


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
                                 ============================

     The following table provides information regarding changes in interest income and interest expense. For each category of interest-earning asset and interest-costing liability, information is provided on changes attributable to: (1) changes in rates (change in rate multiplied by the old volume), (2) changes in volume (change in volume multiplied by the old rate), and (3) changes in rate and volume (change in rate multiplied by the change in volume). Average balances, yields and rates used in the preparation of this analysis come from the preceding table. Dollar amounts are expressed in thousands.





                                         Nine months ended June 30, 2011, compared to
                                             nine months ended June 30, 2010
                                        -----------------------------------------------
                                                                     Yield/
                                           Yield         Volume      Volume      Total
                                        -----------------------------------------------
Components of interest income:
  Loans                                $    (382)      (8,676)         (8)     (9,066)
  Mortgage-backed securities                 194         (888)        (68)       (762)
  Securities                                 543          848         399       1,790
  Bank deposits                                4           (4)         (3)         (3)
                                        -----------------------------------------------
Net change in interest income                359       (8,720)        320      (8,041)
                                        -----------------------------------------------

Components of interest expense:
  Customer and brokered
    deposit accounts                      (1,585)         293         (26)     (1,318)
  FHLB Advances                           (1,559)      (3,917)        696      (4,780)
  Subordinated debentures                     --           --          --          --
                                        -----------------------------------------------
Net change in interest expense            (3,144)      (3,624)        670      (6,098)
                                        -----------------------------------------------
  Decrease in net interest
    margin                             $   3,503       (5,096)       (350)     (1,943)
                                        ===============================================




     Net interest margin before loan loss provision for the nine months ended June 30, 2011, decreased $1.9 million from the same period in the prior year. Specifically, interest income decreased $8.0 million, which was offset by a $6.1 million decrease in interest expense for the period. Interest on loans decreased $9.1 million as the result of a $185.1 million decrease in the average balance of loans receivable outstanding during the period and a 4 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $762,000 due to a $25.0 million decrease in the average balance of such securities, the effect of which was partially offset by a 37 basis point increase in average rate earned on mortgage-backed securities during the period. These decreases in interest income were partially offset by a $1.8 million increase in interest on investment securities resulting from a $27.1 million increase in the average balance and a 195 basis point increase in the average yield earned on such securities during the period. Interest expense on customer and brokered deposit accounts decreased $1.3 million due to a 24 basis point decrease in the average rate paid on such interest-costing liabilities, the effect of which was partially offset by a $19.6 million increase in the average balance of customer and brokered deposit accounts during the period. Interest expense on FHLB advances decreased $4.8 million as the result of a $175.8 million decrease in the average balance and a 52 basis point decrease in the average rate paid on such liabilities.

PROVISION FOR LOAN LOSSES
     The Company recorded a provision for loan losses of $68,000 during the three month period ended June 30, 2011, which resulted from the partial charge-off of a commercial real estate loan held by the Bank's holding company, NASB Financial, Inc. During the period, the Bank revised the methodology for calculating of the adequacy of its allowance for loan and lease losses by incorporating multiple historical "look-back" periods from which loss data is used to formulate estimated future loss ratios. These ratios are applied to the various loan portfolios for purposes of estimating future losses and calculating adequate levels of allowance for loan and lease losses ("ALLL"). In addition, the Bank eliminated the use of the 2%, 10%, and 50% ALLL ratios which were applied to assets classified as special mention, substandard, and doubtful, respectively. The Company is now using historical loss severity and increased historical loss frequency ratios to calculate the ALLL associated with such classified assets, which resulted in a $3.1 million increase in the ALLL during the quarter ended June 30, 2011. These changes were made at the request of the OTS during their recent examination, which concluded during the quarter ended June 30, 2011. Based upon the increase in foreclosure frequency and loss severity ratios within the Bank's portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the quarter ended June 30, 2011 to $30.2 million, from $24.0 million at March 31, 2011. This increase in general reserves was offset by decreases in specific reserves related to certain loans within the Company's land development portfolio, which resulted in no additional required provision for loan losses during the quarter ended June 30, 2011. The decrease in specific reserves for certain land development loans was the result of the Bank obtaining additional collateral during the quarter, which resulted in decreasing the measured impairment at June 30, 2011.

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

     Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 42.8% of total classified assets at June 30, 2011, 21.8% at September 30, 2010, and 21.2% at June 30, 2010.

     Management believes that the allowance for losses on loans and real estate owned is adequate as of June 30, 2011. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management.
The process for determining the amount of the ALLL includes various assumptions and subjective judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as loan collateral. In determining the appropriate amount of the ALLL, management relies on loan quality reviews, past experience, an evaluation of economic conditions, and asset valuations and appraisals, among other factors. Also, regulatory agencies review the Company's allowances for losses as a part of their examination process and they may require changes in loss provision amounts based on information available at the time of their examination.

OTHER INCOME
     Other income for the three months ended June 30, 2011, decreased $5.1 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $5.4 million, due primarily to a decrease in the volume of residential mortgage loans originated and sold by the Bank's mortgage banking division during the period. Gain on sale of securities available for sale decreased $664,000 due to a decline in the volume of such sales during the period. Customer service fees and charges decreased $667,000 primarily due to a decrease in miscellaneous loan fees resulting from lower residential mortgage loan origination volume during the period. These decreases in other income were partially offset by a $1.5 million decrease in provision for loss on real estate owned. The Company did not record a provision for loss on real estate owned in the June 30, 2011 quarter, as no events occurred during the quarter that would indicate additional declines in value of the Company's foreclosed assets held for sale. In addition, other income increased $140,000 due primarily to a $289,000 decrease in expenses related to foreclosed assets available for sale during the period. This decrease was partially offset by the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP.

          Other income for the nine months ended June 30, 2011, decreased $17.3 million from the same period in the prior year. Specifically, provision for loss on real estate owned increased $10.0 million due to declines in value of foreclosed assets held for sale. During the quarter ended March 31, 2011, the Company adopted a change in methodology for the valuation of its residential development real estate portfolio that applied downward "qualitative" adjustments to the real estate appraised values for foreclosed development properties. Management believed that these qualitative appraisal adjustments more accurately reflect real estate values in light of the sales experience and economic conditions that have recently been observed. Gain on sale of securities available for sale decreased $4.4 million due to a significant decline in the volume of such sales during the period. Gain on sale of loans held for sale decreased $3.6 million, due primarily to a decrease in the volume of residential mortgage loans originated and sold by the Bank's mortgage banking division during the period.
Customer service fees and charges decreased $338,000 primarily due to a decrease in miscellaneous loan fees resulting from the decrease in residential mortgage loan origination volume as compared to the same period in the prior year. Other income decreased $818,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP. These decreases in other income were partially offset by a $2.0 million decrease in impairment loss on investment in resulting from an impairment charge related to the Company's investment in Central Platte Holdings, LLC during the quarter ended December 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses for the three months ended June 30, 2011, decreased $2.5 million from the same period in the prior year. Specifically, commission-based mortgage banking compensation decreased $2.1 million due primarily to the decrease in mortgage banking volume from the same period in the prior year. Other expense decreased $508,000 due primarily to a decrease in legal fees related to Bank's construction and land development portfolio, the effect of which was partially offset by increases in data processing and consulting fees. These decreases in general and administrative expenses were partially offset by a $312,000 increase in advertising and business promotion expense during the period, due primarily to a increase in costs related to the mortgage banking operation.

     Total general and administrative expenses for the nine months ended June 30, 2011, decreased $4,000 from the same period in the prior year. Specifically, compensation and fringe benefits increased $704,000 due primarily to the addition of personnel in the Company's mortgage banking, information technology, loan servicing, and internal asset review departments. Other expense increased $1.1 million due primarily to increases in data processing fees, consulting fees, and other expenses related to the Company's lending operations such as credit and appraisal fees, the effect of which was partially offset by a decrease in legal fees related to the Bank's construction and land development portfolio. These increases in general and administrative expenses were offset by a $1.1 million decrease in commission-based mortgage banking compensation, due primarily to the decrease in mortgage banking volume from the same period in the prior year, and an $803,000 decrease in federal deposit insurance premiums.


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


INSURANCE OF ACCOUNTS
     The DIF insures the Bank's customer deposit accounts to a maximum of $250,000 for each insured owner. Deposit premiums are determined using a Risk-Related Premium Schedule ("RRPS"), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months. On March 25, 2010, North American was moved from supervisory category A to category B, based upon the results of the Bank's OTS examination.
Based upon capital levels and supervisory evaluation, institutions are placed within one of four risk categories. North American is currently classified is risk category II.

     Prior to April 1, 2011, annual deposit insurance premiums ranged from 7 to 77.5 basis points of insured deposits based upon where an institution fits on the RRPS. In addition to deposit insurance premiums, institutions are assessed a premium, which is used to service the interest on the Financing Corporation ("FICO") debt. Effective April 1, 2011, deposit insurance premiums will be calculated based upon an institution's average consolidated total assets minus average tangible equity (tier I capital), as required by the Dodd-Frank Act. As a result, the assessment rate was lowered to a range from 2.5 to 45 basis points based upon where an institution fits on the RRPS.

REGULATORY CAPITAL REQUIREMENTS
     At June 30, 2011, the Bank exceeds all capital requirements prescribed by the OTS. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2011, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

     The following tables summarize the relationship between the Bank's capital and regulatory requirements. Dollar amounts are expressed in thousands.


At June 30, 2011                                      Amount
----------------------------------------------------------------
GAAP capital (Bank only)                            $ 147,574
Adjustment for regulatory capital:
  Intangible assets                                    (2,496)
  Reverse the effect of SFAS No. 115                     (353)
                                                     ---------
    Tangible capital                                  144,725
  Qualifying intangible assets                             --
                                                     ---------
    Tier 1 capital (core capital)                     144,725
  Qualifying general valuation allowance               13,671
                                                     ---------
       Risk-based capital                           $ 158,396
                                                     =========



                                                                 As of June 30, 2011
                                            -------------------------------------------------------------------
                                                                 Minimum Required for    Minimum Required to be
                                                   Actual           Capital Adequacy       "Well Capitalized"
                                            -------------------  ----------------------  -----------------------
                                             Amount     Ratio        Amount     Ratio       Amount     Ratio
                                            -------------------  ----------------------  -----------------------
Total capital to risk-weighted assets     $ 158,396     14.7%        86,129      >=8%      107,661     >=10%
Tier 1 capital to adjusted tangible assets  144,725     11.7%        49,322      >=4%       61,652      >=5%
Tangible capital to tangible assets         144,725     11.7%        18,496     >=1.5%          --        --
Tier 1 capital to risk-weighted assets      144,725     13.4%            --        --       64,597      >=6%




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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the ability to meet deposit withdrawals and lending commitments. The Bank generates liquidity primarily from the sale and repayment of loans, retention or newly acquired retail deposits, and advances from FHLB of Des Moines' credit facility. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank's assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of
eligible collateral relative to the amount of advances outstanding.   At
June 30, 2011, the Bank had a total borrowing capacity at FHLB of $301.3 million, and outstanding advances of $189.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.

     The Bank entered into a Supervisory Agreement with the OTS on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank's plan to reduce brokered deposits to $145.0 million by June 30, 2010, $135.0 million by June 30, 2011 and $125.0 million by June 30, 2012. The Band had no brokered deposits as of June 30, 2011. Thus, the Bank could acquire an additional $135.0 million in brokered deposits and still comply with the plan as of June 30, 2011.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see the "Asset/Liability Management" section of the Company's Annual Report for the year ended September 30, 2010, filed with the Securities and Exchange Commission on December 14, 2010.

     Management recognizes that there are certain market risk factors present in the structure of the Bank's financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk ("IRR") is the primary market risk that is inherent in the Bank's portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value ("NPV") of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2010, filed with the Securities and Exchange Commission on December 14, 2010.



Item 4.  Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon and as of the date of this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

     The Company's management and the Audit Committee of the Board of Directors concluded there were material weaknesses in the design of such internal controls as of December 31, 2010. The material weaknesses related to the identification and recognition of troubled debt restructurings and impaired loans and timely receipt of appraisals for participated loans. The Company's Board of Directors implemented several steps to improve the processes in June 2011, and thus remediated the material weaknesses. Included in these steps are the following:

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

     There were no other changes in the Company's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
     There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.


Item 1A.  Risk Factors.

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

Difficult market conditions continue to adversely affect our industry. We are exposed to downturns in the U.S. real estate market, particularly related to existing residential homes, new residential construction, residential development properties, and commercial real estate. The housing market has experienced dramatic declines over the past three years, greatly affected by falling home prices, increasing foreclosures, and unemployment. All of these have impacted credit performance and resulted in a significant level of write-downs of asset values by the industry, in general, and by our Company, specifically. Because of the concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including to other financial institutions. The weakened U.S. economy and tightening of credit have led to an increased level of commercial and consumer delinquencies, a lack of consumer confidence, increased market volatility and widespread reduction of overall business activity. A worsening of these conditions or prolonged economic stagnation would likely exacerbate the adverse effects of these difficult market conditions on our Company and others in the financial institution industry, and could further materially increase our loan losses and further negatively impact our financial condition and operating results.

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

The FDIC's Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase Our Non-Interest Expense And May Reduce Our Profitability. The range of base assessment rates currently varies from 12 to 45 basis points depending on an institution's risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale. Under the new system, banks will pay assessments at a rate between 5 and 35 basis points per assets minus tangible equity, depending upon an institution's risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC's reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC's final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase our non-interest expense and may adversely affect our profitability.

We May Elect Or Be Compelled To Seek Additional Capital In The Future, But That Capital May Not Be Available When It Is Needed. We are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Although we are not aware of any requests for additional capital at this time, should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. The future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

A downgrade of the United States' credit rating could have a material adverse effect on our business, financial condition and results of operations. In recent months, each of Moody's Investors Service, Standard & Poor's Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States' credit rating. On August 5, 2011, S&P downgraded its rating of the United States' debt to AA+. Each of Moody's and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody's, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          None.


Item 3.   Defaults Upon Senior Securities.
          None.


Item 4.   (Removed and Reserved).


Item 5.   Other Information.
          None.


Item 6. 	Exhibits.

     Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                    Rules 13a-14(a) and 15d-14(a)

     Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                    Rules 13a-14(a) and 15d-14(a)

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



                                              NASB Financial, Inc.
                                                  (Registrant)


August 9, 2011                             By: /s/David H. Hancock
                                               David H. Hancock
                                               Chairman and
                                               Chief Executive Officer



August 9, 2011                             By: /s/Rhonda Nyhus
                                               Rhonda Nyhus
                                               Vice President and
                                                 Treasurer