Form 10-Q/A
period 2011-06-30
NASB FINANCIAL INC
filed 2011-09-07
CIK 1059131

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 0-24033
NASB Financial, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1805201

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
12498 South 71 Highway, Grandview, Missouri 64030
(Address of principal executive offices)     (Zip Code)
(816) 765-2200
(Registrant’s telephone number, including area code)
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
Yes ☑       No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑       No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of Common Stock of the Registrant outstanding as of August 5, 2011, was 7,867,614.

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2011 (the “Original Filing”). We are filing this Amendment No. 1 solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Original Filing, formatted in eXtensible Business Reporting Language (“XBRL”).
     This Amendment No. 1 only furnishes Exhibit 101 described above, and we have not modified or updated in any way other disclosures presented in our Original Filing. This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

1

Item 6. Exhibits.
Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)*

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)*

Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS — XBRL Instance Document**

Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed.

**	Furnished, not filed, herewith.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASB Financial, Inc. (Registrant)
September 7, 2011	By:	/s/ David H. Hancock
David H. Hancock
Chairman and Chief Executive Officer

September 7, 2011	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer

3