Form 10-K
period 2011-09-30
NASB FINANCIAL INC
filed 2011-12-14
CIK 1059131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For fiscal year ended September 30, 2011

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-24033

NASB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1805201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12498 South 71 Highway, Grandview, Missouri 64030

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

(816) 765-2200

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.15 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) if the Exchange Act.     ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such common equity as of March 31, 2011, was approximately $67.2 million.

As of December 9, 2011, there were issued and outstanding 7,867,614 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2011.

2. Part III - Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART I

ITEM 1. Business

General Description

NASB Financial, Inc. (the “Company”) was formed in 1998 as a unitary thrift holding company of North American Savings Bank, F.S.B. (“North American” or the “Bank”). The Bank is a federally chartered stock savings bank, with its headquarters in the Kansas City area. The Bank began operating in 1927, and became a member of the Federal Home Loan Bank of Des Moines (“FHLB”) in 1940. Its customer deposit accounts are insured by the Deposit Insurance Fund (“DIF”), a division of the Federal Deposit Insurance Corporation (“FDIC”). The Bank converted to a stock form of ownership in September 1985.

The Bank’s primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has nine retail deposit offices in Missouri including one each in Grandview, Lee’s Summit, Independence, Harrisonville, Excelsior Springs, Platte City, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Kansas City, Lee’s Summit and Springfield in Missouri. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

The Bank’s principal business is to attract deposits from the general public and to originate real estate loans, other loans and short-term investments. The Bank obtains funds mainly from deposits received from the general public, sales of loans and loan participations, advances from the FHLB, and principal repayments on loans and mortgage-backed securities (“MBS”). The Bank’s primary sources of income include interest on loans, interest on MBS, interest on investment securities, customer service fees, and mortgage banking fees. Its primary expenses are interest payments on customer deposit accounts and borrowings and normal operating costs.

Weighted Average Yields and Rates

The following table presents the balances of interest-earning assets and interest-costing liabilities with weighted average yields and rates. Average balances and weighted average yields include all accrual and non-accrual loans. Dollar amounts are expressed in thousands.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Interest-earning assets:
Loans	$1,070,569	6.21%	$1,262,456	6.22%	$1,352,561	6.28%
Mortgage-backed securities	44,098	5.17%	65,420	4.85%	54,674	3.73%
Investments	67,624	5.88%	35,806	4.25%	57,554	4.78%
Bank deposits	11,081	0.07%	20,384	0.06%	26,264	0.38%

Total earning assets	1,193,372	6.09%	1,384,066	6.01%	1,491,053	6.02%

Non-earning assets	109,262		79,656		65,063

Total	$1,302,634		$1,463,722		$1,556,116

Interest-costing liabilities:
Customer checking and savings deposit accounts	$209,737	0.50%	$185,281	0.60%	$169,124	0.88%
Customer and brokered certificates of deposit	674,655	2.10%	699,011	2.34%	698,747	3.37%
FHLB advances	222,551	2.17%	380,112	3.00%	491,040	3.37%
Subordinated debentures	25,000	1.98%	25,000	2.02%	25,000	3.42%

Total costing liabilities	1,131,943	1.81%	1,289,404	2.28%	1,383,911	3.07%

Non-costing liabilities	14,903		6,269		13,617
Stockholders’ equity	155,788		168,049		158,588

Total	$1,302,634		$1,463,722		$1,556,116

Net earning balance	$61,429		$94,662		$107,142

Earning yield less costing rate		4.28%		3.73%		2.95%

Ratios

The following table sets forth, for the periods indicated, the Company’s return on assets (net income divided by average total assets), return on equity (net income divided by average equity), equity-to-assets ratio (equity divided by total assets), and dividend payout ratio (total cash dividends paid divided by net income).

	Year ended September 30,
	2011	2010	2009	2008	2007
Return on average assets	(1.21)%	0.42%	1.22%	0.61%	1.01%
Return on average equity	(10.23)%	3.78%	11.74%	6.16%	10.01%
Equity to assets ratio	12.00%	11.70%	10.67%	10.05%	9.92%
Dividend payout ratio	—%	55.99%	37.84%	76.16%	47.90%

The following table sets forth the amount of cash dividends per share paid on the Company’s common stock during the months indicated.

	Calendar year
	2011	2010	2009	2008	2007
February	—	$0.225	$0.225	$0.225	$0.225
May	—	—	0.225	0.225	0.225
August	—	—	0.225	0.225	0.225
November	—	—	0.225	0.225	0.225

ASSET ACTIVITIES

Lending Activities

The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. The residential mortgage loans originated have predominantly long-term fixed and adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of the Bank’s loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank’s total loans receivable, held for investment plus held for sale, for the periods indicated. The related discounts, premiums, deferred fees and loans-in-process accounts are excluded. Dollar amounts are expressed in thousands.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Mortgage loans:
Permanent Loans on:
Residential properties	$493,507	42	633,943	46	492,658	34	458,087	31	428,520	29
Business properties	409,737	35	450,305	32	474,487	34	496,671	34	489,978	33
Partially guaranteed by VA or insured by FHA	3,947	—	3,801	—	4,771	—	2,812	—	1,541	—
Construction and development	181,663	15	208,039	15	329,457	23	396,777	27	476,081	33

Total mortgage loans	1,088,854	92	1,296,088	93	1,301,373	91	1,354,347	92	1,396,120	95
Commercial loans	80,937	7	79,138	6	121,168	8	93,600	7	63,801	4
Installment loans to individuals	9,028	1	11,573	1	13,861	1	14,920	1	17,729	1

	$1,178,819	100	1,386,799	100	1,436,402	100	1,462,867	100	1,477,650	100

The following table sets forth information at September 30, 2011, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

	2012	2013 Through 2016	After 2016	Total
Mortgage Loans:
Permanent:
- at fixed rates	$824	2,624	435,733	439,181
- at adjustable rates	6	1,673	466,331	468,010
Construction and development:
- at fixed rates	3,359	—	5,613	8,972
- at adjustable rates	146,841	25,509	341	172,691

Total mortgage loans	151,030	29,806	908,018	1,088,854
Commercial loans	11,177	23,672	46,088	80,937
Installment loans to individuals	755	1,871	6,402	9,028

Total loans receivable	$162,962	55,349	960,508	1,178,819

Residential Real Estate Loans

The Bank offers a range of residential loan programs. At September 30, 2011, 42% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration (“VA”) and loans insured by the Federal Housing Administration (“FHA”). Included in residential loans as of September 30, 2011, are $3.9 million or less than 1% of the Bank’s total loans that were insured by the FHA or VA. The Bank’s residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

The Bank’s residential real estate loan underwriters are grouped into three different levels, based upon each underwriter’s experience and proficiency. Underwriters within each level are authorized to approve loans up to prescribed dollar amounts. Any loan over $1 million must also be approved by either the CEO or the EVP/Chief Credit Officer. Conventional residential real estate loans are underwritten using FNMA’s Desktop Underwriter or FHLMC’s Loan Prospector automated underwriting systems, which analyze credit history, employment and income information, qualifying ratios, asset reserves, and loan-to-value ratios. If a loan does not meet the automated underwriting standards, it is underwritten manually. Full documentation to support each applicant’s credit history, income, and sufficient funds for closing is required on all loans. An appraisal report, performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser, is required for all loans. Typically, the Bank requires borrowers to purchase private mortgage insurance when the loan-to-value ratio exceeds 80%.

NASB originates Adjustable Rate Mortgages (“ARMs”), which fully amortize and typically have initial rates that are fixed for one to seven years before becoming adjustable. Such loans are underwritten based on the initial interest rate and the borrower’s ability to repay based on the maximum first adjustment rate. Each underwriting decision takes into account the type of loan and the borrower’s ability to pay at higher rates. While lifetime rate caps are taken into consideration, qualifying ratios may not be calculated at this level due to an extended number of years required to reach the fully-indexed rate. NASB does not originate any hybrid loans, such as payment option ARMs, nor does the Bank originate any subprime loans, generally defined as high risk or loans of substantially impaired quality.

At the time a potential borrower applies for a residential mortgage loan, it is designated as either a portfolio loan, which is held for investment and carried at amortized cost, or a loan held-for-sale in the secondary market and carried at fair value. All the loans on single family property that the Bank holds for sale conform to secondary market underwriting criteria established by various institutional investors. All loans originated, whether held for sale or held for investment, conform to internal underwriting guidelines, which consider, among other things, a property’s value and the borrower’s ability to repay the loan.

During the year ended September 30, 2011, the Bank modified residential real estate loans totaling $8.9 million, the majority of which involved a restructuring of loan terms such as a temporary reduction in the payment amount or an extension of the maturity date. A restructuring of debt is considered a Troubled Debt Restructuring (TDR) if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. At September 30, 2011, the Bank had TDRs in its residential real estate loan portfolio of $3.9 million. Management evaluates payment history of the loan and the modified terns to determine if a TDR should be in accrual or non-accrual status. TDRs that are placed in non-accrual status do not return to accrual status until they have made a minimum of six consecutive timely payments under the restructured terms. Loans are removed from the TDR classification after twelve consecutive months of satisfactory repayment performance under the new loan terms.

Construction and Development Loans

Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2011, 15% of the Bank’s total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

The Bank’s requirements for a construction loan are similar to those of a mortgage on an existing residence. In addition, the borrower must submit accurate plans, specifications, and cost projections of the property to be constructed. All construction and development loans are manually underwritten using NASB’s internal underwriting standards. All construction and development loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Construction Lending. Prior approval is required from the Bank’s Board of Directors for newly originated construction and development loans with a proposed balance of $2.5 million or greater. The bank has adopted internal loan-to-value limits consistent with regulations, which are 65% for raw land, 75% for land development, and 85% for residential and non-residential construction. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Generally, the Bank will commit to an initial term of 12 to 18 months on construction loans, and an initial term of 24 to 48 months on land acquisition and development loans, with six month renewals thereafter. Interest rates on construction loans typically adjust daily and are tied to a predetermined index. NASB’s staff regularly performs inspections of each property during its construction phase to help ensure adequate progress is achieved before making scheduled loan disbursements.

The Bank typically obtains full personal guarantees from the primary individuals involved in the transaction. Guarantor’s financial statements and tax returns are reviewed annually to determine their continuing ability to perform under such guarantees. The Bank typically pursues repayment from guarantors when the primary source of repayment is not sufficient to service the debt. However, the Bank may decide not to pursue a guarantor if, given the guarantor’s financial condition, it is likely that the estimated legal fees would exceed the probable amount of any recovery. Although the Bank does not typically release guarantors from their obligation, the Bank may decide to delay the decision to pursue civil enforcement of a deficiency judgment. During Fiscal 2011, the Bank did not collect any deficiency judgments from guarantors of construction and development loans subsequent to the foreclosure or charge-off of loans.

During the year ended September 30, 2011, the Bank renewed a large number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal). If such concessions were made and the modification was the result of the borrower’s financial difficulty, the extension/renewal was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, during the term of the extension for all restructured loans not accounted for as a TDR. At September 30, 2011, the Bank had TDRs in its construction and development loan portfolio of $71.7 million.

Commercial Real Estate Loans

The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2011, commercial real estate loans on business properties were $409.7 million or 35% of the Bank’s total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

The Bank’s commercial real estate loans are secured primarily by multi-family and nonresidential properties. Such loans are manually underwritten using NASB’s internal underwriting standards, which evaluate the sources of repayment, including the ability of income producing property to generate sufficient cash flow to service the debt, the capacity of the borrower or guarantors to cover any shortfalls in operating income, and, as a last resort, the ability to liquidate the collateral in such a manner as to completely protect the Bank’s investment. All commercial real estate loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Commercial Lending. Prior approval is required from the Bank’s Board of Directors for newly originated commercial loans with a proposed balance of $2.5 million or greater. Typically, loan-to-value ratios do not exceed 80%; however, exceptions may be made when it is determined that the safety of the loan is not compromised, and the rationale for exceeding this limit is clearly documented. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Interest rates on commercial loans may be either fixed or tied to a predetermined index and adjusted daily.

The Bank typically obtains full personal guarantees from the primary individuals involved in the transaction. Guarantor financial statements and tax returns are reviewed annually to determine their continuing ability to perform under such guarantees. The Bank typically pursues repayment from guarantors when the primary source of repayment is not sufficient to service the debt. However, the Bank may decide not to pursue a guarantor if, given the guarantor’s financial condition, it is likely that the estimated legal fees would exceed the probable amount of any recovery. Although the Bank does not typically release guarantors from their obligation, the Bank may decide to delay the decision to pursue civil enforcement of a deficiency judgment. During Fiscal 2011, the Bank collected deficiency judgments totaling $150,000 from guarantors of commercial real estate loans subsequent to the foreclosure or charge-off of loans.

At least once during each calendar year, a review is prepared for each borrower relationship in excess of $5 million and for each individual loan over $1 million. Collateral inspections are obtained on an annual basis for each loan over $1 million, and on a triennial basis for each loan between $500,000 and $1 million. Financial information, such as tax returns, is requested annually for all commercial real estate loans over $500,000, which is consistent with industry practice, and the Bank believes it has sufficient monitoring procedures in place to identify potential problem loans. A loan is deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Any loans deemed impaired, regardless of their balance, are reviewed by management at the time of the impairment determination, and monitored on a quarterly basis thereafter, including calculation of specific valuation allowances, if applicable.

During the year the Bank modified $55.7 million in commercial real estate loans, the majority of which included a restructuring of loan terms following a significant principal payment or a renewal or extension of the maturity date. A restructuring of debt is considered a TDR if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. In order to determine whether or not a modification should be accounted for as a TDR, the Bank reviews the current financial information of the borrower(s) and, if applicable, guarantor(s), including an analysis of income, assets and credit history. In addition, a market analysis of the property is prepared. All pertinent information is considered, including debt service requirements. The majority of these modifications did not result in a reduction in the contractual interest rate or a write-down of the principal balance. If such concessions were made and the modification was the result of the borrower’s financial difficulty, the extension was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, for restructured loans not accounted for as a TDR. At September 30, 2011, the Bank had TDRs in its commercial real estate loan portfolio of $6.3 million.

Installment Loans

As of September 30, 2011, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer’s equity in their primary residence.

Sales of Mortgage Loans

The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various institutional investors, along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2011, the Bank sold $1,543.2 million in loans with servicing released.

The Bank records loans held for sale at fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2011, the Bank had loans held for sale with a carrying value of $115.4 million.

Classified Assets, Delinquencies, and Allowance for Loss

Classified Assets. In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence without establishing a specific loss allowance is not warranted.

In addition to the risk rating categories for problem assets noted above, loans may be assigned a risk rating of “pass,” “pass-watch,” or “special mention.” The pass category includes loans with borrowers and/or collateral that is of average quality or better. Loans in this category are considered average risk and satisfactory repayment is expected. Assets classified as pass-watch are those in which the borrower has the capacity to perform according to the terms and repayment is expected. However, one or more elements of uncertainty exist. Assets classified as special mention have a potential weakness that deserves management’s close attention. If left undetected, the potential weakness may result in deterioration of repayment prospects.

A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. The Bank records a specific loss allowance equal to the amount of measured impairment.

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table summarizes the Bank’s classified assets as reported to their primary regulator, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.

	September 30,
	2011	2010	2009	2008	2007
Asset Classification
Substandard	$149,336	142,085	69,158	34,320	11,726
Doubtful	—	—	—	—	—
Loss*	49,384	16,965	6,415	1,442	357

Total Classified	198,720	159,050	75,573	35,762	12,083
Allowance for loan/REO losses	(80,561)	(34,643)	(20,699)	(14,476)	(8,301)

Net classified assets	$118,159	124,407	54,874	21,286	3,782

Net classified to total classified assets	59%	78%	73%	60%	31%

*	Assets classified as loss represent the amount of measured impairment for impaired loans and REO. The Bank records a specific loss allowance equal to the amount of measured impairment. These specific allowances are included in the balance of the allowance for loan/REO losses above.

When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

	September 30,
	2011	2010	2009	2008	2007
Total Assets	$1,253,584	1,434,196	1,559,562	1,516,761	1,506,483

Non-accrual loans	$41,271	29,368	40,639	35,075	3,284
Troubled debt restructurings	81,805	23,730	23,366	—	—
Net real estate and other assets acquired through foreclosure	16,937	38,362	10,140	6,038	6,511

Total	$140,013	91,460	74,145	41,113	9,795

Percent of total assets	11.17%	6.38%	4.75%	2.71%	0.65%

Delinquencies. The following table summarizes delinquent loan information.

September 30, 2011
Loans delinquent for	Number of Loans	Amount	Percent of Total Loans
30 to 89 days	65	$8,893	0.8%
90 or more days	97	41,271	3.5%

Total	162	$50,164	4.3%

September 30, 2010
Loans delinquent for	Number of Loans	Amount	Percent of Total Loans
30 to 89 days	86	$8,575	0.6%
90 or more days	105	29,368	2.1%

Total	191	$37,943	2.7%

The effect of non-accrual loans on interest income for fiscal year 2011 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-accrual loans as of September 30, 2011	$41,271

Gross amount of interest income that would have been recorded during fiscal 2011 if these loans had been accruing	$3,712
Actual amount included in interest income for fiscal 2011	887

Interest income not recognized on non-accrual loans	$2,825

Allowance for loan and lease losses. The Allowance for Loan and Lease Losses (“ALLL”) recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. ALLLs are established by charges to the provision for loan losses and carried as contra assets. Management analyzes the adequacy of the allowance on a quarterly basis and appropriate provisions are made to maintain the ALLLs at adequate levels. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank’s allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions, within in their regulatory filings (the Thrift Financial Report), based on the information available at the time of their examinations.

The ALLL is determined based upon two components. The first is made up of specific reserves for loans which have been deemed impaired in accordance with Generally Accepted Accounting Principles (“GAAP”). The second component is made up of general reserves for loans that are not impaired. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. The Bank records a specific allowance equal to the amount of measured impairment.

Loans that are not impaired are evaluated based upon the Bank’s historical loss experience, as well as various subjective factors, to estimate potential unidentified losses within the various loan portfolios. These loans are categorized into pools based upon certain characteristics such as loan type, collateral type and repayment source. The Bank’s loss history is analyzed in terms of loss frequency and loss severity. Loss frequency represents the likelihood of loans not repaying in accordance with their original terms, which would result in the foreclosure and subsequent liquidation of the property. Loss severity represents any potential loss resulting from the loan’s foreclosure and subsequent liquidation. Management calculates estimated loss frequency and loss severity ratios for each loan pool. In addition to analyzing historical losses, the Bank also evaluates the following subjective factors for each loan pool to estimate future losses: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in management and other relevant staff, changes in the volume and severity of past due loans, changes in the quality of the Bank’s loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in the level of lending concentrations, and changes in other external factors such as competition and legal and regulatory requirements. Historical loss ratios are adjusted accordingly, based upon the effect that the subjective factors have in estimated future losses. These adjusted ratios are applied to the balances of the loan pools to determine the adequacy of the ALLL each quarter.

During the quarter ended March 31, 2011, the Company adopted ASU 2011-02, as more fully described in Footnote 1 of the consolidated financial statements. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after October 1, 2010, the beginning of the current fiscal year, for identification as TDRs. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. At the end of March 31, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $28.1 million, and the resulting increase in the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $8.0 million. In addition, the Company identified loans with a recorded investment of $6.7 million which were previously deemed impaired under the guidance in ASC 310-10-35, but were not considered TDRs. As a result of adopting the amendments in ASU 2011-02, these loans were identified as TDRs and the resulting increase in the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $3.3 million. This increase in estimated loss was due to the Company’s adoption of a change in methodology for valuing its real estate development portfolio, given the current adverse economic environment, during the quarter ended March 31, 2011. This change is described in Footnote 6 of the consolidated financial statements, which appear in the Company’s 2011 Annual Report to Stockholders.

In addition to the adoption of ASU 2011-02, and in connection with the determination of impairment, the Company performed a review of 1) its historical residential development loan foreclosures since 2008; 2) the realized sale prices versus both original and subsequent appraisals; 3) the valuation trends in unsold foreclosed assets; and 4) factors affecting the current outlook for real estate development loans for the foreseeable future. Given the current adverse economic environment and negative outlook in the residential development real estate market, the Company reassessed its methodology for the valuation of loans in its real estate development portfolio and adopted a change in methodology for their valuation as of March 31, 2011, that applies downward “qualitative” adjustments to the real estate appraised values for residential development loans that are deemed impaired. Management believes that these qualitative appraisal adjustments more accurately reflect real estate values in light of recent sales experience and economic conditions. This change in methodology increased the provision for loan losses by $18.3 million during the quarter ended March 31, 2011.

Based upon the significant increase in foreclosure frequency and loss severity ratios within the Bank’s portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the fiscal year ended September 30, 2011. The balance of general reserves in the allowance for loan losses increased to $31.2 million, from $17.7 million at September 30, 2010. During the same time period, the balance of loans receivable held to maturity decreased from $1,073.4 million at September 30, 2010, to $987.4 million at September 30, 2011. The Bank does not routinely obtain updated appraisals for their collateral dependent loans that are not adversely classified. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

Management believes that the allowance for losses on loans and real estate owned is adequate as of September 30, 2011. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. The process for determining the amount of the ALLL includes various assumptions and subjective judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as loan collateral. In determining the appropriate amount of the ALLL, management relies on loan quality reviews, past experience, an evaluation of economic conditions, and asset valuations and appraisals, among other factors.

The Bank makes construction and development loans within the metropolitan Kansas City area. Commercial real estate loans are originated through a network of brokers throughout the United States. Residential loans are originated through retail lending offices located in the Kansas City metro area and in all fifty states through the Bank’s internet lending division; however, the majority of residential real estate loans originated by the Bank are subsequently sold on the secondary market. Although the Bank’s residential and commercial lending is national in scope, its concentrations are primarily in markets areas where deterioration has not been as severe as national trends. At September 30, 2011, $473.4 million (or 51.2%) of the loans in the Bank’s held to maturity portfolio were located within Kansas or Missouri, which have experienced some of the lowest declines in property values. The Bank does not have significant lending concentrations in Arizona, California, Nevada, or Florida, which have experienced some of the largest declines in property values. A disclosure of the location, by state, of real estate that secures loans in the Bank’s mortgage loan portfolio is included in Footnote 6 of the consolidated financial statements, which appear in the Company’s 2011 Annual Report to Stockholders.

During the year ended September 30, 2011, the Bank’s net charge-offs totaled $11.4 million, a decrease of $7.4 million from the prior fiscal year. Of this decrease, $1.5 million related to a decrease in charge-offs on loans secured by residential properties and $6.3 million related to a decrease in charge-offs on construction and development loans. The decrease in charge-offs related to construction and development loans resulted from a $6.7 million charge-off on one loan within the Bank’s land development portfolio in fiscal 2010. The original plan for the property was a high-end residential development, which proved infeasible in the current market. Thus, the appraised value declined significantly due to longer estimated absorption periods, lower estimated lot prices, and the decline in demand for speculative development ground. These decreases were offset by increases of $463,000 related to charge-offs on loan secured by business properties and $321,000 related to charge-offs on installment loans.

The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.

	September 30,
	2011	2010	2009	2008	2007
Balance at beginning of year	$32,316	20,699	13,807	8,097	7,991
Total provisions	49,394	30,500	11,250	6,200	1,634
Charge-offs on:
Residential properties	(1,840)	(3,371)	(2,327)	(15)	(40)
Business properties	(2,186)	(1,723)	(254)	(5)	(386)
Construction and development	(7,164)	(13,439)	(1,326)	(362)	(842)
Commercial loans	(91)	(173)	(339)	—	—
Installment loans	(499)	(178)	(132)	(123)	(260)
Recoveries on:
Residential properties	—	1	18	4	—
Business properties	—	—	—	—	—
Construction and development	327	—	—	—	—
Commercial loans	—	—	—	—	—
Installment loans	9	—	2	11	—

Total net charge-offs	(11,444)	(18,883)	(4,358)	(490)	(1,528)

Balance at end of year	$70,266	32,316	20,699	13,807	8,097

The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Residential properties	$6,675	9	4,437	14	3,680	18	1,286	9	1,013	13
Business properties	13,201	19	6,708	21	8,936	43	5,723	41	4,289	53
Construction and development	41,863	60	19,018	59	6,272	30	5,638	41	1,704	21
Commercial loans	7,682	11	1,015	3	1,123	6	952	7	728	9
Installment loans	845	1	1,138	3	688	3	208	2	363	4

	$70,266	100	32,316	100	20,699	100	13,807	100	8,097	100

Real Estate Acquired Through Foreclosure

The Bank’s staff attempts to contact borrowers who fail to make scheduled payments, generally after a payment is more than 15 days past due. In most cases, delinquencies are cured promptly. If a delinquency exceeds 90 days, North American will implement measures to remedy the default, such as accepting a voluntary deed for the property in lieu of foreclosure or commencing a foreclosure action. If a foreclosure occurs, the property is classified as real estate owned (“REO”) until the property is sold. North American sometimes finances the sale of foreclosed real estate (“loan to facilitate”). Loans to facilitate may involve a reduced down payment, a reduced rate, or a longer term than the Bank’s typical underwriting standards. Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “new basis”) and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date.

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

	September 30,
	2011	2010	2009	2008	2007
Beginning allowance for loss	$2,327	—	669	204	275
Provisions	11,383	2,649	727	2,050	595
Net recoveries (charge-offs)	(3,415)	(322)	(1,396)	(1,585)	(666)

Allowance for loss at year-end	$10,295	2,327	—	669	204

Securities and Mortgage-Backed Securities Available for Sale

Management classifies securities as available for sale if the Bank does not have the intention or ability to hold until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss. The Bank’s portfolio of securities available for sale consists primarily of corporate debt and trust preferred securities.

Securities and Mortgage-Backed Securities Held to Maturity

The Bank’s MBS held to maturity portfolio consists of private label collateralized mortgage obligations and securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2011, the Bank had $50,000 in fixed rate and $28,000 in balloon and adjustable rate mortgage-backed securities (“MBS”) issued by these agencies. In addition, the Bank had $39.1 million of collateralized mortgage obligations at September 30, 2011.

Investment Securities

As of September 30, 2011, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank’s stockholders’ equity.

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

Customer Deposit and Brokered Deposit Accounts

The following table sets forth the composition of various types of deposit accounts. Dollar amounts are expressed in thousands.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Type of Account and Rate:
Demand deposit accounts	$95,071	12	79,948	8	80,201	9	76,621	10	93,451	11
Savings accounts	137,174	17	88,814	10	81,572	9	71,193	9	70,077	8
Money market demand accounts	33,214	4	20,033	2	14,991	2	13,352	2	10,323	1
Certificates of deposit	519,222	64	677,764	73	520,017	57	530,449	69	548,251	64
Brokered accounts	24,994	3	66,894	7	207,844	23	77,764	10	133,434	16

	$809,675	100	933,453	100	904,625	100	769,379	100	855,536	100

Weighted average interest rate	1.27%		1.86%		2.23%		3.38%		4.30%

The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

	For the years ended September 30,
	2011	2010	2009	2008	2007
Deposit receipts	$963,763	1,219,802	1,218,488	1,390,376	1,354,709
Withdrawals	1,102,787	1,209,295	1,106,956	1,508,927	1,383,389

Deposit receipts and purchases in excess of (less than) withdrawals	(139,024)	10,507	111,532	(118,551)	(28,680)
Interest credited	15,246	18,321	23,714	32,394	33,174

Net increase (decrease)	$(123,778)	28,828	135,246	(86,157)	4,494

Balance at end of year	$809,675	933,453	904,625	769,379	855,536

Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2011. Dollar amounts are expressed in thousands.

Maturing in three months or less	$38,703
Maturing in three to six months	30,282
Maturing in six to twelve months	49,866
Maturing in over twelve months	29,092

$147,943

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

The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2011, the Bank borrowed an additional $128.0 million in advances, repaid $167.0 million, and as of September 30, 2011, had a balance of $247.0 million (22% of total liabilities) of advances from the FHLB.

The following table presents, for the periods indicated, certain information as to the Bank’s advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

	September 30,
	2011	2010	2009	2008	2007
FHLB advances	$247,000	286,000	441,026	550,091	458,933
Other borrowings	—	—	—	—	—

Total	$247,000	286,000	441,026	550,091	458,933

Weighted average rate	1.03%	3.44%	2.99%	4.07%	5.08%

Regulation

General

On July 21, 2011, supervisory responsibility for the federal savings institutions was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”), and supervisory responsibility for the federal savings bank holding companies was transferred from the OTS to the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Federal savings institutions are members of the FHLB System and their deposits are insured by the DIF, a division of the Federal Deposit Insurance Corporation (“FDIC”). They are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the FDIC. DIF insured institutions are limited in the transactions in which they may engage by statute and regulation, which in certain instances may require an institution to conform with regulatory standards or to receive prior approval from regulators. Institutions must also file periodic reports with these government agencies regarding their activities and their financial condition. The OCC and FDIC make periodic examinations of the Bank to test compliance with the various regulatory requirements. If it is deemed appropriate, the FDIC can require a re-valuation of the Bank’s assets based on examinations and they can require the Bank to establish specific allowances for loss that reflect any such re-valuation. This supervision and regulation is intended primarily for the protection of depositors. Savings institutions are also subject to certain reserve requirements under Federal Reserve Board regulations.

The enforcement provisions of the Federal Deposit Insurance Act (“FDI Act”) are applicable to savings institutions and savings and loan holding companies. While the OCC and FRB are primarily responsible for enforcing those provisions, the FDIC also has authority to impose enforcement action on savings institutions in certain situations. The jurisdiction of the FDI Act’s enforcement powers covers all “insured-related parties” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Regulators have broad flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from requiring a capital plan, restricting operations, or terminating deposit insurance. The FDIC can recommend to the OCC enforcement action, and if action is not taken, the FDIC has the authority to compel such action under certain circumstances.

Federal Home Loan Banking System

The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks each subject to regulation of The Federal Housing Finance Board. The FHLBs provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to hold shares of capital stock of the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Des Moines, whichever is greater. The Bank complies with this requirement and holds stock in the FHLB of Des Moines at September 30, 2011, of $13.6 million. FHLB advances must be secured by specified types of collateral. Also, standards of community investment and community service must be met by members that apply for FHLB advances.

Liquidity

The Bank is required to maintain sufficient liquidity to ensure their safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank’s primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding. At September 30, 2011, the Bank had a total borrowing capacity at FHLB of $293.3 million, and outstanding advances of $247.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.

The Bank entered into a Supervisory Agreement with the Office of Thrift Supervision on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank’s plan to reduce brokered deposits to $145.0 million by June 30, 2010, to $135.0 million by June 30, 2011 and to $125.0 million by June 30, 2012. As of September 30, 2011, the Bank’s brokered deposits totaled $25.0 million. Thus, the Bank could acquire an additional $110.0 million in brokered deposits and still comply with the plan as of September 30, 2011.

Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and mortgage related securities. During periods of falling rates, these prepayments increase and a greater demand exists for new loans. The Bank’s ability to attract and retain customer deposits is partially impacted by area competition and by other alternative investment sources that may be available to the Bank’s customers in various interest rate environments. Management believes that the Bank will retain most of its maturing time deposits in the foreseeable future. However, any material funding needs that may arise in the future can be reasonably satisfied through the use of additional FHLB advances and/or brokered deposits. The Bank’s contingency liquidity sources include the Federal Reserve discount window and sales of securities available for sale. Management is not currently aware of any other trends, market conditions, or other economic factors that could materially impact the Bank’s primary sources of funding or affect its future ability to meet obligations as they come due. Although future changes to the level of market interest rates is uncertain, management believes its sources of funding will continue to remain stable during upward and downward interest rate environments

Insurance on Customer Deposit Accounts

The DIF insures the Bank’s customer deposit accounts to a maximum of $250,000 for each insured owner. In accordance with provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Deposit premiums are determined using a Risk-Related Premium Schedule (“RRPS”), a matrix which places each insured institution into one of three capital groups and one of three supervisory subgroups. The capital groups are an objective measure of risk based on regulatory capital calculations and include well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroups (A, B, and C) are more subjective and are determined by the FDIC based on recent regulatory examinations. Member institutions are eligible for reclassification every six months. On March 25, 2010, North American was moved from supervisory category A to category B, based upon the results of the Bank’s regulatory examination. Based upon capital levels and supervisory evaluation, institutions are placed within one of four risk categories. North American is currently classified in risk category II.

Prior to April 1, 2011, annual deposit insurance premiums ranged from 7 to 77.5 basis points of insured deposits based upon where an institution fits on the RRPS. As of April 1, 2011, deposit insurance premiums are calculated based upon an institution’s average consolidated total assets minus average tangible equity (tier I capital), as required by the Dodd-Frank Act. As a result, the assessment rate was lowered to a range from 2.5 to 45 basis points based upon where an institution fits on the RRPS. In addition to deposit insurance premiums, institutions are assessed a premium, which is used to service the interest on the Financing Corporation (“FICO”) debt.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 31, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.

The FDIC has authority to conduct examinations of, require reporting of, and initiate enforcement actions against a thrift. Regardless of an institution’s capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

Regulatory Capital Requirements

Regulations require that thrifts maintain minimum levels of regulatory capital, which are at least as stringent as those imposed on national banks by the OCC.

Leverage Limit. The leverage limit requires that a thrift maintain “core capital” of at least 4% of its adjusted tangible assets. “Core capital” includes (i) common stockholders’ equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2011, intangible assets of $2.5 million were deducted from the Bank’s regulatory capital. At September 30, 2011, the Bank’s core capital ratio was 12.3%.

Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2011, North American’s regulatory tangible capital was 12.3% of tangible assets.

Risk-Based Capital Requirement. OCC standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OCC. The RRPS categorizes bank risk-based capital ratio over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2011, the Bank’s current risk-based regulatory capital was 14.0% of risk-weighted assets.

OCC Assessments

The OCC has a sliding scale assessment formula to provide funding for its operations. The OCC assessment schedule includes a surcharge for banks that require increased supervisory resources. Institutions rated “3” are charged at a rate of 50% higher than associations rated “1” or “2” at the same level of assets. Institutions rated “4” or “5” are charged at a rate of 100% higher than associations rated “1” or “2” at the same level of assets. The changes in assessment fees reflect the increased supervisory attention that such institutions require from the OCC, which in turn increases the cost of regulation and examinations.

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

Loans to One Borrower

FIRREA prohibits an institution from investing in any one real estate project in an amount in excess of the applicable loans-to-one-borrower limit, which is an amount equal to 15% of unimpaired capital on an unsecured basis and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by certain readily marketable collateral. Renewals that exceed the loans-to-one-borrower limit are permissible if the original borrower remains liable for the debt and no additional funds are disbursed. The Bank has received regulatory approval under 12 CFR 560.93 which increased its loans-to-one-borrower limit to $30 million for loans secured by certain residential housing units. Such loans must, in the aggregate, not exceed 150% of the Bank’s unimpaired capital and surplus.

Investment in Subsidiaries

Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. As of September 30, 2011, the Bank did not have any investments in or advances to subsidiaries engaged in activities not permissible for national banks.

Federal Reserve System

Regulations require that institutions maintain reserves of 3% against transaction accounts up to a specified level and an initial reserve of 10% against that portion of total transaction accounts in excess of such amount. In addition, an initial reserve of 3% must be maintained on non-personal time deposits, which include borrowings with maturities of less than four years. These percentages are subject to change by the Federal Reserve Board. As of September 30, 2011, North American met its reserve requirements.

US Treasury Troubled Asset Relief Program

On October 14, 2008, the U. S. Department of Treasury (“the Treasury”) announced the Troubled Asset Relief Program (“TARP Program”), in an effort to improve the strength of financial institutions and enhance market liquidity. Under the TARP Program, the Treasury could purchase up to $250 billion in senior preferred stock of participating financial institutions. The TARP program was available to certain qualified financial institutions, and such institutions would only be qualified if they elected to participate on or before November 14, 2008. Institutions participating in the TARP program were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP program. North American did not participate in the TARP Program.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Dodd-Frank Act” or “The Act”) was signed into law on July 21, 2010. This law has created significant changes to current bank regulatory structure. On July 21, 2011, the primary federal regulator of federal savings institutions, the Office of Thrift Supervision, was eliminated and existing federal thrifts became subject to regulation and supervision by the Office of the Comptroller of the Currency, which supervises and regulates all national banks. Existing savings and loan holding companies will became subject to regulation and supervision by the Federal Reserve Board.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to enforce consumer protection laws and ensure that markets for consumer financial products and services are fair, transparent, and competitive. The Act restricted the ability of banks to apply trust preferred securities toward regulatory capital requirements. However, Tier 1 capital treatment for trust preferred securities issued before May 19, 2010 was grandfathered for bank holding companies with assets under $15 billion. The Dodd-Frank Act required publically traded companies to give stockholders a non-binding vote on executive compensation and so called “golden parachute” payments. The Act authorized the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also broadened the base for FDIC insurance assessments by requiring the assessment to be based on average consolidated total assets less tangible equity capital, rather than deposits. In addition, the Act made permanent the maximum deposit insurance amount of $250,000 per depositor, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The federal agencies are given significant discretion in drafting the rules and regulations required by The Dodd-Frank Act. Consequently, the full impact of this legislation will not be known for some time.

Taxation

The Company is subject to the general applicable corporate tax provisions of the Internal Revenue Code (“Code”) and the Bank is subject to certain additional provisions of the Code, which apply to savings institutions and other types of financial institutions.

Bad Debt Reserves

Prior to October 1, 1996, the Bank was allowed a special bad debt deduction for additions to tax bad debt reserves established for the purpose of absorbing losses. This deduction was either based on an institution’s actual loss experience (the “experience method”) or, subject to certain tests relating to the composition of assets, based on a percentage of taxable income (“percentage method”). Under the percentage method, qualifying institutions generally deducted 8% of their taxable income.

As a result of changes in the Federal tax code, the Bank’s bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the “base-year”. The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2011, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank’s capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

Other Information

Employees

As of September 30, 2011, the Bank and its subsidiaries had 398 employees. Management considers its relations with the employees to be excellent.

The Bank currently maintains a comprehensive employee benefit program including a 401(k) retirement plan, hospitalization and major medical insurance, paid vacations, paid sick leave, long-term disability insurance, life insurance, and reduced loan fees for employees who qualify. The Bank’s employees are not represented by any collective bargaining group.

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

Materials Available on Our Website

The Bank’s internet website address is www.nasb.com. We make available, free of charge, through our website copies of our Annual Report to Stockholders, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission” or “SEC”). You may also view our Ethical Standards Policy and Code of Ethics and our Audit Committee Charter on our website. Copies of these documents are also available in print to any person who requests them.

ITEM 1A. Risk Factors

The following is a description of the risk factors relating to the future business, operating results and financial performance of the Bank and the Company. To the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors set forth are additional cautionary statements that identify important factors that may cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

If difficult market conditions continue, particularly in our geographic market, our results of operations and financial conditions could be adversely affected. We are exposed to downturns in the U.S. real estate market, particularly related to existing residential homes, new residential construction, residential development properties, and commercial real estate. The housing market has experienced dramatic declines over the past three years, greatly affected by falling home prices, increasing foreclosures, and unemployment. All of these have impacted credit performance and resulted in a significant level of write-downs of asset values by the industry, in general, and by our Company, specifically. Because of the concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including to other financial institutions. High levels of unemployment, the weakened U.S. economy and tightening of credit have led to an increased level of commercial and consumer delinquencies, a lack of consumer confidence, increased market volatility and widespread reduction of overall business activity. A worsening of these conditions or prolonged economic stagnation would likely exacerbate the adverse effects of these difficult market conditions on our Company and others in the financial institution industry, and could further materially increase our loan losses and further negatively impact our financial condition and operating results.

Recent changes in banking regulations could materially affect the Company’s business. The current political environment is demanding increased regulation of the banking industry. Various new regulations have been imposed over the past year, with much additional regulation that has been proposed. Such changing regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the ways that financial institutions conduct their businesses, implement strategic initiatives, engage in tax planning and make financial disclosures. Complying with increased regulations may increase our costs and limit the availability of our business opportunities.

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. The Dodd-Frank Act has significantly changed, and will continue to significantly change, the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Bank’s primary federal regulator, the Office of Thrift Supervision, or OTS, was eliminated in July 2011. The Bank is now subject to regulation and supervision by the Office of the Comptroller of the Currency, or OCC, which supervises and regulates all national banks. Existing federal savings bank holding companies, such as the Company, are now subject to regulation and supervision by the Federal Reserve Board, or FRB. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings bank holding companies (effective July 21, 2015) that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The Company’s performance is dependent on the economic conditions in the market in which it operates. The Company operates primarily within the greater Kansas City area and is influenced by the general economic conditions in Kansas City. Any further adverse changes in economic conditions in our market area could impair our ability to collect loans, obtain and retain customer deposits, and negatively impact our overall financial condition.

The current real estate market makes our concentrations in real estate lending susceptible to credit losses. Our loan portfolios are concentrated in real estate lending, which has made, and will continue to make, our loan portfolios susceptible to credit losses in the current real estate market, particularly because of continuing declines in the new home real estate market. Specifically, we have a concentration of residential real estate construction loans and residential land development, most of which are located within the metropolitan Kansas City area. Additionally, we have a concentration of commercial real estate loans that are located around the country. Because of our heightened exposure to credit losses in these concentrations, the downturns in the real estate market and the general economy have resulted in a significant increase in classified assets over the past year. If the current economic environment continues for a prolonged additional period, or deteriorates even further, the asset collateral values may further decline and may result in increased credit losses and foreclosures in these portfolios.

If our allowance for loan and lease losses (“ALLL”) is not sufficient to cover actual loan losses, our provision for losses could increase in future periods, causing a negative impact on operating results. Our borrowers may not repay their loans according to the terms of the loans and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay remaining loan balances. We may experience significant loan losses, which could have a material adverse impact on our operating results. When determining the adequacy of the ALLL, we make various assumptions and subjective judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as collateral for the repayment of many of our loans. In determining the adequacy of the ALLL, we rely on our loan quality reviews, our experience, our evaluation of economic conditions, and asset valuations and appraisals, among other factors. If our assumptions prove to be incorrect, our ALLL may not be sufficient to cover the losses inherent in our loan portfolio, which could result in additions to our allowance through provisions for loan losses. Material additions to our allowance would have a material adverse impact on our operating results.

The OCC, as an integral part of the regulatory examination process, periodically reviews our loan portfolio. Regulators may require us to add to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations. Any increase that the regulators require in our allowance for loan losses would negatively impact our operating results in the period in which the increase occurs.

The Company uses valuation methodologies, estimations and assumptions for certain assets and loan collateral which are subject to differing interpretations and could result in changes to asset or collateral valuations that could have an adverse material impact on the Company’s financial condition or operating results. The Company uses estimates, assumptions and judgments when measuring the fair value of financial assets, liabilities and loan collateral. Fair values and the information used to record valuation adjustments are based on quoted market prices, third-party appraisals and/or other observable inputs provided by third-party sources, when available. Any changes in underlying factors, assumptions or estimates in any of these areas could materially impact the Company’s future financial condition and operating results.

During periods of market disruption, it may be difficult to value certain assets if comparable sales become less frequent and/or market data becomes less observable. Certain classes of assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment. In such cases, asset valuations may require more estimation and subjective judgment. The rapidly changing real estate market conditions could materially impact the valuation of assets and loan collateral as reported within the Company’s financial statements and changes in estimated values could vary significantly from one period to the next. Decreases in value may have a material adverse impact on the Company’s future financial condition or operating results.

Changes in interest rates could have an adverse impact on our results of operations and financial condition. Our results of operations are largely dependent on net interest income, which is the difference between the interest we earn on our earning-asset portfolio and the interest paid on our cost of liability portfolio. Market interest rates are beyond the Company’s control, and they can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence market rates and prices for loan originations, purchases of investment securities, and customer deposit accounts. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our assets included in the earning-asset portfolio are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuation. This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

The impact of changes in interest rates on the interest earning-asset portfolio is generally observed on the balance sheet and income statement in later periods than the impact of changes on liability portfolio due to the duration of assets versus liabilities, and also to the time lag between our commitment to originate or purchase a loan and the time we fund the loan, during which time interest rates may change. Interest-bearing liabilities tend to reflect changes in interest rates closer to the time of market rate changes, so the difference in timing may have an adverse effect on our net interest income.

Changes in interest rates can also have an adverse effect on our financial condition, as certain assets, including loans held for sale, are reported at their estimated fair value, and therefore may be impacted by fluctuations in interest rates.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations. In times of rising interest rates, default risk may increase among customers with ARM loans as the rates on their loans adjust upward and their payments increase. Rising interest rate environments also entice customers with ARM loans to refinance into fixed-rate loans further exposing the Bank to additional interest rate risk. If the loan is refinanced externally, we could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing loans, which subjects us to reinvestment risk. In decreasing interest rate environments, payments received will likely be invested at the prevailing (decreased) market rate. An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available. Prepayment rates are based on demographics, local economic factors, and seasonality, with the main factors affecting prepayment rates being prevailing interest rates and competition. Fluctuations in interest rates also affect customer demand for deposit products. Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

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

The Company is subject to liquidity risk that could impair our ability to fund operations. Liquidity is essential to our business and we rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are our retail and wholesale customer deposit accounts, cash flows from payments and sales of loans and securities, and advances from the Federal Home Loan Bank. Any inability to raise or retain funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or by factors affecting the financial services industry in general. Even if funding remains available, issues of liquidity pricing could raise the Company’s cost of funds and have an adverse material impact on the Company’s financial condition and operating results.

Any loss of key personnel could adversely affect our operations. The Company’s success is, in large part, dependent on its ability to attract and retain key employees. Management believes it has implemented effective succession planning strategies to reduce the potential impact of the loss of certain key personnel; however, because of their skill-level and experience, the unexpected loss of key personnel could have an adverse material impact on the Company’s business.

We are subject to various legal claims and litigation. We are periodically involved in routine litigation incidental to our business. Regardless of whether these claims and legal actions are founded or unfounded, if such legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the Company’s reputation. In addition, litigation can be costly. Any financial liability, litigation costs or reputational damage caused by these legal claims could have a material adverse impact on our business, financial condition and results of operations.

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

Any electronic system failure or breach to our network security could increase our operating costs or impair the Company’s reputation. The Bank provides customers with electronic banking options, including online banking, bill payment services, online account opening and online loan applications. Management has implemented a layered security approach which incorporates all reasonable means of protection for its electronic services; however, there can be no absolute assurances that failures, interruptions, or electronic security breaches will not occur. The Bank outsources processing of its core data system, in addition to other systems such as online bill payment services and online account opening, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendors controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations performed in accordance with Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization. Should any of our electronic systems be compromised, the Company’s reputation could be damaged and/or relationships with customers impaired. A loss of business could result and the Company could incur significant expenses in remedying the security breach.

The FDIC’s changes in the calculation of deposit insurance premiums and ability to levy special assessments could increase our non-interest expense and may reduce our profitability. The Dodd-Frank Act required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale. Under the new system, banks will pay a base assessment at a rate between 5 and 35 basis points per assets minus tangible equity, depending upon an institution’s risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC’s reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC’s final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase our non-interest expense and may adversely affect our profitability.

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

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations. In recent months, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. On August 5, 2011, S&P downgraded its rating of the United States’ debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

North American’s main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvements (net of accumulated depreciation) at September 30, 2011, was approximately $9.5 million.

Location	Date Occupied	Owned/ Leased	Lease Expiration
12498 South 71 Highway Grandview, Missouri	1972	Owned

646 North 291 Highway Lees Summit, Missouri	1992	Owned

8501 North Oak Trafficway Kansas City, Missouri	1994	Owned

920 North Belt St. Joseph, Missouri	1979	Owned

2002 East Mechanic Harrisonville, Missouri	1975	Owned

11400 East 23rd Street Independence, Missouri	2000	Owned

7012 NW Barry Road Kansas City, Missouri	2001	Owned

1001 North Jesse James Road Excelsior Springs, Missouri	2002	Owned

12520 South 71 Highway Grandview, Missouri	2005	Owned

2707 NW Prairie View Road Platte City, Missouri	2007	Owned

789 NE Rice Road Lee’s Summit, Missouri	2008	Leased	March 2013

4350 South National, Suite A100 Springfield, Missouri	2005	Leased	July 2015

10950 El Monte, Suite 210 Overland Park, Kansas	2007	Leased	December 2011

903 East 104th Street Building C, Suite 400 Kansas City, Missouri	2011	Leased	November 2017

ITEM 3. Legal Proceedings

The Company is involved in various legal actions that arose in the normal course of business. There are no legal proceedings to which the Company or its subsidiaries is a party that would have a material impact on its consolidated financial statements.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s 2011 Annual Report to Stockholders (the “Annual Report”) contains under captions “Investor Information” and “Common Stock Prices and Dividend” the information required by Item 5 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 6. Selected Financial Data

The Company’s Annual Report contains under the caption “Selected Consolidated Financial and Other Data” the information required by Item 6 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Annual Report contains under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the information required by Item 7 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk

The Company’s Annual Report contains under the caption “Asset/Liability Management” the information required by Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 8. Financial Statements and Supplementary Data

The Company’s Annual Report contains the information required by Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by this reference. See Item 15 below for a list of the financial statements and notes so incorporated.

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NASB Financial, Inc.

Grandview, Missouri

We have audited NASB Financial, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 14, 2011 expressed an unqualified opinion thereon.

/s/ BKD, LLP

Kansas City, Missouri

December 14, 2011

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 24, 2012 (the “Proxy Statement”), contains under the captions “Structure and Practices of the Board of Directors,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Security Ownership of Beneficial Owners – Section 16 Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

The Company has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other officers, employees and directors. The Code of Ethics may be viewed on our website at www.nasb.com.

ITEM 11. Executive Compensation

The Company’s Proxy Statement contains under the captions “Structure and Practices of the Board of Directors – Compensation of Directors and Committee Members,” “Executive Compensation,” “Benefits” and “Compensation Committee Report “ the information required by Item 11 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Proxy Statement contains under the caption “Security Ownership of Certain Beneficial Owners” the information required by Item 12 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s Proxy Statement contains under the caption “Security Ownership of Certain Beneficial Owners – Transactions Between the Company and its Directors, Officers or Their Affiliates” the information required by Item 13 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

ITEM 14. Principal Accounting Fees and Services

The Company’s Proxy Statement contains under the caption “Proposal 4 – Ratification of Appointment of Independent Auditors – Audit Fees” the information required by Item 14 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following consolidated financial statements of NASB Financial, Inc. and the independent accountants’ report thereon which appear in the Company’s 2011 Annual Report to Stockholders (“Annual Report”) have been incorporated herein by reference to Item 8.

Consolidated Balance Sheets at September 30, 2011, and 2010.

Consolidated Statements of Operations for the years ended September 30, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010, and 2009.

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2011, 2010, and 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules.

Schedules are provided in the Consolidated Financial Statements.

(3)	Exhibits.

Exhibit Number

2	Agreement and Plan of Merger by and among North American Savings Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB Financial Inc. Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3	Federal Stock Savings Bank Charter and Bylaws. Exhibit 3 to Form 10-K for fiscal year ended September 30, 1992, dated December 27, 1992, and incorporated herein by reference.

3.1	Articles of Incorporation of NASB Financial, Inc. Exhibit 3.1 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3.2	Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

10.1	Employees’ Stock Option Plan and specimen copy of Option Agreement entered into between the Company and the Plan participants. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference).

10.2	Amended and Restated Retirement Income Plan for Employees of North American Savings Bank dated September 30, 1988, dated December 20, 1988, and incorporated herein by reference).

10.3	NASB Financial, Inc. Equity Incentive Compensation Plan adopted on October 28, 2003. (Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting and incorporated herein by reference).

* 13	2011 Annual Report to Stockholders.

22	Subsidiaries of the Registrant at September 30, 2011, listed on page 1.

23	Proxy Statement of NASB Financial, Inc. for the 2012 Annual Meeting of Stockholders to be filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference).

* 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e)

* 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e)

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASB FINANCIAL, INC.

By:	/s/ DAVID H. HANCOCK
David H. Hancock
Chairman

Date: December 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ DAVID H. HANCOCK David H. Hancock	Chairman and Chief Executive Officer

/s/ RHONDA NYHUS Rhonda Nyhus	Chief Financial Officer (Principal Accounting Officer)

/s/ KEITH B. COX Keith B. Cox	Director

/s/ PAUL L. THOMAS Paul L. Thomas	Director

/s/ FREDERICK V. ARBANAS Frederick V. Arbanas	Director

/s/ BARRETT BRADY Barrett Brady	Director

/s/ LAURA BRADY Laura Brady	Director

/s/ LINDA S. HANCOCK Linda S. Hancock	Director

/s/ W. RUSSELL WELSH W. Russell Welsh	Director