Form 10-Q
period 2011-12-31
NASB FINANCIAL INC
filed 2012-02-09
CIK 1059131

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a small reporting company. See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant outstanding as of February 3, 2012, was 7,867,614.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31, 2011 (Unaudited)	September 30, 2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$45,696	5,030
Securities:
Available for sale, at fair value	32,600	72,125
Stock in Federal Home Loan Bank, at cost	8,306	13,551
Mortgage-backed securities:
Available for sale, at fair value	646	715
Held to maturity, at cost	35,765	39,146
Loans receivable:
Held for sale, at fair value	116,133	115,434
Held for investment, net	931,591	987,400
Allowance for loan losses	(57,945)	(70,266)

Total loans receivable, net	989,779	1,032,568

Accrued interest receivable	4,582	4,870
Foreclosed assets held for sale, net	19,553	16,937
Premises and equipment, net	14,841	14,434
Investment in LLCs	17,665	17,674
Deferred income tax asset, net	22,889	19,221
Income taxes receivable	—	3,124
Other assets	13,203	14,189

	$1,205,525	1,253,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$800,701	784,681
Brokered deposit accounts	81,850	24,994
Advances from Federal Home Loan Bank	125,000	247,000
Subordinated debentures	25,774	25,774
Escrows	4,785	10,082
Income taxes payable	3,655	—
Accrued expenses and other liabilities	8,411	10,675

Total liabilities	1,050,176	1,103,206

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,654	16,652
Retained earnings	176,345	171,406
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive loss	(711)	(741)

Total stockholders’ equity	155,349	150,378

	$1,205,525	1,253,584

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended December 31,
	2011	2010 (Restated)
	(Dollars in thousands, except share data)
Interest on loans receivable	$15,893	18,071
Interest on mortgage-backed securities	499	552
Interest and dividends on securities	968	623
Other interest income	2	4

Total interest income	17,362	19,250

Interest on customer and brokered deposit accounts	2,479	4,286
Interest on advances from Federal Home Loan Bank	635	1,797
Interest on subordinated debentures	129	127

Total interest expense	3,243	6,210

Net interest income	14,119	13,040
Provision for loan losses	2,500	10,526

Net interest income after provision for loan losses	11,619	2,514

Other income (expense):
Loan servicing fees, net	47	77
Impairment loss on mortgage servicing rights	—	(1)
Customer service fees and charges	1,410	2,458
Provision for loss on real estate owned	(1,354)	(2,043)
Gain (loss) on sale of securities available for sale	(343)	280
Gain from loans receivable held for sale	11,271	7,335
Other income (expense)	(482)	980

Total other income	10,549	9,086

General and administrative expenses:
Compensation and fringe benefits	5,348	5,115
Commission-based mortgage banking compensation	3,701	6,172
Premises and equipment	1,191	1,036
Advertising and business promotion	1,011	1,267
Federal deposit insurance premiums	387	437
Other	2,499	2,508

Total general and administrative expenses	14,137	16,535

Income (loss) before income tax expense (benefit)	8,031	(4,935)
Income tax expense (benefit)	3,092	(1,900)

Net income (loss)	$4,939	(3,035)

Basic earnings (loss) per share	$0.63	(0.39)

Diluted earnings (loss) per share	$0.63	(0.39)

Basic weighted average shares outstanding	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balance at October 1, 2011	$1,479	16,652	171,406	(38,418)	(741)	150,378
Comprehensive income:
Net income	—	—	4,939	—	—	4,939
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	30	30

Total comprehensive income						4,969
Stock based compensation expense	—	2	—	—	—	2

Balance at December 31, 2011	$1,479	16,654	176,345	(38,418)	(711)	155,349

Three months ended December 31, 2011
(Dollars in thousands)
Reclassification Disclosure:
Unrealized loss on available for sale securities, net of income taxes of $(113)	$(181)
Reclassification adjustment for loss included in net income, net of income taxes of $132	211

Change in unrealized loss on available for sale securities, net of income taxes of $19	$30

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended December 31,
	2011	2010 (Restated)
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$4,939	(3,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	482	467
Amortization and accretion, net	(440)	(132)
(Gain) loss on sale of securities available for sale	343	(280)
Loss from investment in LLCs	13	31
Impairment loss on mortgage servicing rights	—	1
Gain from loans receivable held for sale	(11,271)	(7,335)
Provision for loan losses	2,500	10,526
Provision for loss on real estate owned	1,354	2,043
Origination of loans receivable held for sale	(413,503)	(648,980)
Sale of loans receivable held for sale	424,076	718,661
Stock based compensation – stock options	2	13
Changes in:
Net fair value of loan-related commitments	635	(1,384)
Accrued interest receivable	288	473
Prepaid and accrued expenses, other liabilities, income taxes receivable, and income taxes payable	1,531	(800)

Net cash provided by operating activities	10,949	70,269

Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	3,366	5,056
Available for sale	53	79
Principal repayments of mortgage loans receivable held for investment	54,486	62,798
Principal repayments of other loans receivable	759	1,541
Principal repayments of investment securities:
Held to maturity	—	166
Available for sale	25,103	—
Loan origination - mortgage loans receivable held for investment	(19,019)	(62,189)
Loan origination - other loans receivable	(941)	(887)
Purchase of mortgage loans receivable held for investment	(378)	—
Proceeds from sale of Federal Home Loan Bank stock	5,246	2,670
Purchase of investment securities available for sale	(5,468)	(10,390)
Proceeds from sale of investment securities available for sale	19,678	14,456
Proceeds from sale of real estate owned	2,506	12,546
Purchases of premises and equipment, net	(889)	(676)
Investment in LLCs	(3)	(5)
Other	(380)	(218)

Net cash provided by investing activities	84,119	24,947

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended December 31,
	2011	2010 (Restated)
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	72,895	(34,836)
Proceeds from advances from Federal Home Loan Bank	—	17,000
Repayment on advances from Federal Home Loan Bank	(122,000)	(75,000)
Change in escrows	(5,297)	(6,110)

Net cash used in financing activities	(54,402)	(98,946)

Net increase (decrease) in cash and cash equivalents	40,666	(3,730)
Cash and cash equivalents at beginning of the period	5,030	14,033

Cash and cash equivalents at end of period	$45,696	10,303

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$—	(68)
Cash paid for interest	3,332	6,200
Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$6,483	13,276
Conversion of real estate owned to loans receivable	42	763

See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature and, in the opinion of management the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on December 14, 2011. Operating results for the three month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The condensed consolidated balance sheet of the Company as of September 30, 2011, has been derived from the audited balance sheet of the Company as of that date.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses for both loans and foreclosed assets held for sale, accruals for loan recourse provisions, and fair values of financial instruments, among other items. Management believes that these allowances and estimates are adequate; however, future additions to the allowances or changes in the estimates may be necessary based on changes in economic conditions.

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2011, have remained unchanged from September 30, 2011. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the Company’s year ended September 30, 2011.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECONCILIATION OF BASIC EARNINGS (LOSS) PER SHARE TO DILUTED EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the periods indicated.

	Three months ended
	12/31/11	12/31/10
Net income (loss) (in thousands)	$4,939	(3,035)
Average common shares outstanding	7,867,614	7,867,614
Average common share stock options outstanding	—	—

Average diluted common shares	7,867,614	7,867,614
Earnings (loss) per share:
Basic	$0.63	(0.39)
Diluted	0.63	(0.39)

At December 31, 2011 and 2010, options to purchase 47,538 and 49,538 shares, respectively, of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at December 31, 2011. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$33,764	292	1,473	32,583
Municipal securities	17	—	—	17

Total	$33,781	292	1,473	32,600

The following table presents a summary of securities available for sale at September 30, 2011. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$48,412	263	1,763	46,912
Trust preferred securities	24,942	254	—	25,196
Municipal securities	17	—	—	17

Total	$73,371	517	1,763	72,125

During the three month period ended December 31, 2011, the Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale. The Company realized gross gains of $280,000 and no gross losses on the sale of securities available for sale during the three month period ended December 31, 2010.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at December 31, 2011. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated fair value	Gross unrealized Losses	Estimated fair value	Gross unrealized losses
Corporate debt securities	$23,748	1,473	$—	—

Total	$23,748	1,473	$—	—

The scheduled maturities of securities available for sale at December 31, 2011 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$6	—	—	6
Due from one to five years	10,601	—	850	9,751
Due from five to ten years	23,174	292	623	22,843

Total	$33,781	292	1,473	32,600

(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at December 31, 2011. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Pass-through certificates guaranteed by GNMA – fixed rate	$84	—	—	84
Pass-through certificates guaranteed by FNMA – adjustable rate	154	3	—	157
FHLMC participation certificates:
Fixed rate	247	19	—	266
Adjustable rate	136	3	—	139

Total	$621	25	—	646

The following table presents a summary of mortgage-backed securities available for sale at September 30, 2011. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Pass-through certificates guaranteed by GNMA – fixed rate	$86	3	—	89
Pass-through certificates guaranteed by FNMA – adjustable rate	174	6	—	180
FHLMC participation certificates:
Fixed rate	268	25	—	293
Adjustable rate	146	7	—	153

Total	$674	41	—	715

There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2011 and 2010.

The scheduled maturities of mortgage-backed securities available for sale at December 31, 2011 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from five to ten years	$247	19	—	266
Due after ten years	374	6	—	380

Total	$621	25	—	646

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at December 31, 2011. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
FHLMC participation certificates:
Fixed rate	$42	—	—	42
FNMA pass-through certificates:
Fixed rate	5	—	—	5
Balloon maturity and adjustable rate	27	—	—	27
Collateralized mortgage obligations	35,691	286	222	35,755

Total	$35,765	286	222	35,829

The following table presents a summary of mortgage-backed securities held to maturity at September 30, 2011. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
FHLMC participation certificates:
Fixed rate	$45	1	—	46
FNMA pass-through certificates:
Fixed rate	5	1	—	6
Balloon maturity and adjustable rate	28	—	—	28
Collateralized mortgage obligations	39,068	101	218	38,951

Total	$39,146	103	218	39,031

There were no sales of mortgage-backed securities held to maturity during the three month periods ended December 31, 2011 and 2010.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at December 31, 2011. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Collateralized mortgage obligations	$13,240	222	$—	—

Total	$13,240	222	$—	—

The scheduled maturities of mortgage-backed securities held to maturity at December 31, 2011, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$5	—	—	5
Due from five to ten years	2,917	—	78	2,839
Due after ten years	32,843	286	144	32,985

Total	$35,765	286	222	35,829

Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(6) LOANS RECEIVABLE

The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. Residential mortgage loans have either long-term fixed or adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American’s loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank’s total loans receivable at December 31, 2011. Dollar amounts are expressed in thousands.

LOANS HELD FOR INVESTMENT:
Mortgage loans:
Permanent loans on:
Residential properties	$324,640
Business properties	383,049
Partially guaranteed by VA or insured by FHA	3,927
Construction and development	162,485

Total mortgage loans	874,101
Commercial loans	74,225
Installment loans to individuals	9,210

Total loans held for investment	957,536
Less:
Undisbursed loan funds	(19,654)
Unearned discounts and fees and costs on loans, net	(6,291)

Net loans held for investment	$931,591

LOANS HELD FOR SALE:
Mortgage loans:
Permanent loans on:
Residential properties	$171,931
Less:
Undisbursed loan funds	(55,798)

Net loans held for sale	$116,133

Included in the loans receivable balances at December 31, 2011, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $5.2 million. Loans and participations serviced for others amounted to approximately $55.0 million at December 31, 2011. Loans serviced for others are not included in the accompanying consolidated balance sheets.

Lending Practices and Underwriting Standards

Residential real estate loans - The Bank offers a range of residential loan programs, including programs offering loans guaranteed by the Veterans Administration (“VA”) and loans insured by the Federal Housing Administration (“FHA”). The Bank’s residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

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

When construction and development loans mature, the Bank typically considers extensions for short, six-month term periods. This allows the Bank to more frequently evaluate the loan, including creditworthiness and current market conditions and, if management believes it’s in the best interest of the Company, to modify the terms accordingly. This portfolio consists primarily of assets with rates tied to the prime rate and, in most cases, the conditions for loan renewal include an interest rate “floor” in accordance with the market conditions that exist at the time of renewal.

During the three month period ended December 31, 2011, the Bank renewed several loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

Allowance for Loan Losses

The Allowance for Loan and Lease Losses (“ALLL”) recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. ALLLs are established by charges to the provision for loan losses and carried as contra assets. Management analyzes the adequacy of the allowance on a quarterly basis and appropriate provisions are made to maintain the ALLLs at adequate levels. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank’s allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions, within their regulatory filings (the Thrift Financial Report), based on the information available at the time of their examinations.

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

Based upon the significant increase in foreclosure frequency and loss severity ratios within the Bank’s portfolios and other qualitative factors related to the current economic conditions, the Bank has increased its general component of allowance for loan losses. The balance of general reserves, not assigned to a particular classified loan, in the allowance for loan losses increased to $31.3 million at December 31, 2011, from $18.3 million at December 31, 2010. During the same time period, the balance of loans receivable held to maturity decreased from $1,059.4 million at December 31, 2010, to $931.6 million at December 31, 2011. The Bank does not routinely obtain updated appraisals for their collateral dependent loans that are not adversely classified. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

The following table presents the activity in the allowance for loan losses for the period ended December 31, 2011. Allowance for losses on mortgage loans includes specific valuation allowances and valuation allowances associated with homogenous pools of loans. Dollar amounts are expressed in thousands.

Balance at October 1, 2011	$70,266
Provisions	2,500
Charge-offs	(14,858)
Recoveries	37

Balance at December 31, 2011	$57,945

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at October 1, 2011	$6,663	12	13,201	41,863	7,682	845	70,266
Provision for loan losses	(731)	6	9,640	(3,967)	(2,577)	129	2,500
Losses charged off	(587)	—	(1,437)	(10,246)	(2,569)	(19)	(14,858)
Recoveries	37	—	—	—	—	—	37

Balance at December 31, 2011	$5,382	18	21,404	27,650	2,536	955	57,945

Ending balance of allowance for loan losses related to loans at December 31, 2011:
Individually evaluated for Impairment	$1,742	18	7,011	16,927	335	660	26,693

Collectively evaluated for Impairment	$3,640	—	14,393	10,723	2,201	295	31,252

Acquired with deteriorated credit quality	$51	—	—	—	—	—	51

Loans:
Balance at December 31, 2011	$325,417	116,133	378,585	144,434	73,970	9,185	1,047,724

Ending balance:
Loans individually evaluated for impairment	$13,614	18	33,771	89,244	800	722	138,169

Loans collectively evaluated for impairment	$311,803	116,115	344,814	55,190	73,170	8,463	909,555

Loans acquired with deteriorated credit quality	$2,504	—	—	—	—	—	2,504

The following table presents the balance in the allowance for loan losses based on portfolio segment at December 31, 2010. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses (restated):
Balance at October 1, 2010	$4,427	10	6,708	19,018	1,015	1,138	32,316
Provision for loan losses	10	14	103	8,920	1,250	229	10,526
Losses charged off	(273)	—	(1,372)	(1,887)	—	(269)	(3,801)
Recoveries	—	—	—	33	—	—	33

Balance at December 31, 2010	$4,164	24	5,439	26,084	2,265	1,098	39,074

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at September 30, 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at September 30, 2011:
Individually evaluated for Impairment	$1,498	12	4,871	28,031	4,038	640	39,090

Collectively evaluated for Impairment	$5,165	—	8,330	13,832	3,644	205	31,176

Acquired with deteriorated credit quality	$—	—	—	—	—	—	—

Loans:
Balance at September 30, 2011	$330,077	115,434	405,745	162,021	80,555	9,002	1,102,834

Ending balance:
Loans individually evaluated for impairment	$11,124	12	21,653	108,355	8,714	702	150,560

Loans collectively evaluated for impairment	$316,437	115,422	384,092	53,666	71,841	8,300	949,758

Loans acquired with Deteriorated credit quality	$2,516	—	—	—	—	—	2,516

Classified Assets, Delinquencies, and Non-accrual Loans

Classified assets - In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence without establishing a specific loss allowance is not warranted.

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$303,993	116,115	304,200	27,202	50,174	8,463	810,147
Pass – Watch	2,314	—	28,938	18,997	—	—	50,249
Special Mention	2,672	—	10,733	—	—	—	13,405
Substandard	14,696	—	27,703	81,308	23,461	62	147,230
Doubtful	—	—	—	—	—	—	—
Loss	1,742	18	7,011	16,927	335	660	26,693

Total	$325,417	116,133	378,585	144,434	73,970	9,185	1,047,724

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$312,206	115,422	351,132	28,668	48,822	8,237	864,487
Pass – Watch	2,325	—	12,864	16,187	—	—	31,376
Special Mention	1,268	—	10,810	353	23,020	31	35,482
Substandard	12,780	—	26,068	88,782	4,675	94	132,399
Doubtful	—	—	—	—	—	—	—
Loss	1,498	12	4,871	28,031	4,038	640	39,090

Total	$330,077	115,434	405,745	162,021	80,555	9,002	1,102,834

The following table presents the Company’s loan portfolio aging analysis as of December 31, 2011. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$2,759	1,403	14,089	18,251	307,166	325,417	—
Residential held for sale	—	77	5	82	116,051	116,133	—
Commercial real estate	49	—	7,128	7,177	371,408	378,585	—
Construction & development	—	—	10,323	10,323	134,111	144,434	—
Commercial	—	—	—	—	73,970	73,970	—
Installment	18	25	228	271	8,914	9,185	—

Total	$2,826	1,505	31,773	36,104	1,011,620	1,047,724	—

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2011. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$3,678	1,875	10,407	15,960	314,117	330,077	—
Residential held for sale	—	1	1	2	115,432	115,434	—
Commercial real estate	4,013	—	5,671	9,684	396,061	405,745	—
Construction & development	—	259	17,056	17,315	144,706	162,021	—
Commercial	—	—	8,067	8,067	72,488	80,555	—
Installment	13	19	69	101	8,901	9,002	—

Total	$7,704	2,154	41,271	51,129	1,051,705	1,102,834	—

When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table presents the Company’s nonaccrual loans. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.

	12/31/11	9/30/11
Residential	$14,089	10,407
Residential held for sale	5	1
Commercial real estate	7,128	5,671
Construction & development	10,323	17,056
Commercial	—	8,067
Installment	228	69

Total	$31,773	41,271

A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. A restructuring of debt is considered a TDR if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. Loans modified in troubled debt restructurings are also considered impaired. Concessions granted in a TDR could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. The Bank records a specific loss allowance equal to the amount of measured impairment, if applicable.

During the period ended December 31, 2011, the Company modified five land development loans, with a recorded investment of $3.2 million prior to modification, which had previously been deemed TDRs and continued to be TDRs following the current modification. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific loss allowances of $418,000, based upon the fair value of the collateral. Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses. TDRs secured by residential properties with a recorded investment of $3.1 million, TDRs secured by commercial properties with a recorded investment of $3.8 million, and TDRs secured by land development properties with a recorded investment of $4.7 million defaulted during the period ended December 31, 2011. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

The following table presents the recorded balance of troubled debt restructurings as of December 31, 2011. Dollar amounts are expressed in thousands.

Troubled debt restructurings:
Residential	$3,862
Residential held for sale	—
Commercial real estate	8,048
Construction & development	66,741
Commercial	—
Installment	—

Total	$78,651

Performing troubled debt restructurings:
Residential	$845
Residential held for sale	—
Commercial real estate	7,304
Construction & development	64,182
Commercial	—
Installment	—

Total	$72,331

The following table presents impaired loans as of December 31, 2011. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$4,357	4,391	—	4,362	8
Residential held for sale	—	—	—	—	—
Commercial real estate	11,953	12,005	—	11,973	67
Construction & development	28,830	28,831	—	28,917	386
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Loans with a specific valuation allowance:
Residential	$7,516	9,390	1,742	7,612	39
Residential held for sale	—	18	18	—	—
Commercial real estate	14,806	21,901	7,011	16,923	258
Construction & development	44,047	61,014	16,927	44,645	756
Commercial	465	800	335	473	10
Installment	62	724	660	79	5
Total:
Residential	$11,873	13,781	1,742	11,974	47
Residential held for sale	—	18	18	—	—
Commercial real estate	26,759	33,906	7,011	28,896	325
Construction & development	72,877	89,845	16,927	73,562	1,142
Commercial	465	800	335	473	10
Installment	62	724	660	79	5

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2011. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$5,035	5,088	—	5,006	181
Residential held for sale	—	—	—	—	—
Commercial real estate	5,703	5,732	—	5,816	445
Construction & development	31,072	31,074	—	29,786	1,520
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Loans with a specific valuation allowance:
Residential	$4,591	6,188	1,498	5,299	198
Residential held for sale	—	12	12	11	—
Commercial real estate	11,079	15,985	4,871	13,525	663
Construction & development	49,252	77,322	28,031	58,272	3,413
Commercial	4,675	8,790	4,038	6,063	91
Installment	62	704	640	216	40
Total:
Residential	$9,626	11,276	1,498	10,305	379
Residential held for sale	—	12	12	11	—
Commercial real estate	16,782	21,717	4,871	19,341	1,108
Construction & development	80,324	108,396	28,031	88,058	4,933
Commercial	4,675	8,790	4,038	6,063	91
Installment	62	704	640	216	40

(7) FORECLOSED ASSETS HELD FOR SALE

The following table presents real estate owned and other repossessed property. Dollar amounts are expressed in thousands.

	12/31/11	9/30/11
Real estate acquired through (or deed in lieu of) foreclosure	$29,000	27,232
Less: allowance for losses	(9,447)	(10,295)

Total	$19,553	16,937

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

(8) SUBORDINATED DEBENTURES

On December 13, 2006, NASB Financial, Inc., through its wholly owned statutory trust, NASB Preferred Trust I (the “Trust”), issued $25 million of pooled Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of NASB Financial Inc.’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by NASB Financial, Inc. upon formation, NASB Financial, Inc. owns all the common securities of the Trust.

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

(9) INCOME TAXES

The Company’s federal and state income tax returns for fiscal years 2008 through 2010 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

(10) SEGMENT INFORMATION

The Company has identified two principal operating segments for purposes of financial reporting: Banking and Mortgage Banking. These segments were determined based on the Company’s internal financial accounting and reporting processes and are consistent with the information that is used to make operating decisions and to assess the Company’s performance by the Company’s key decision makers.

The Mortgage Banking segment originates mortgage loans for sale to investors and for the portfolio of the Banking segment. The Banking segment provides a full range of banking services through the Bank’s branch network, exclusive of mortgage loan originations. A portion of the income presented in the Mortgage Banking segment is derived from sales of loans to the Banking segment based on a transfer pricing methodology that is designed to approximate economic reality. The Other and Eliminations segment includes financial information from the parent company plus inter-segment eliminations.

The following table presents financial information from the Company’s operating segments for the periods indicated. Dollar amounts are expressed in thousands.

Three months ended December 31, 2011	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$14,248	—	(129)	14,119
Provision for loan losses	2,500	—	—	2,500
Other income	(771)	11,685	(365)	10,549
General and administrative expenses	6,031	8,264	(158)	14,137
Income tax expense	1,904	1,317	(129)	3,092

Net income	$3,042	2,104	(207)	4,939

Three months ended December 31, 2010	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$13,157	—	(117)	13,040
Provision for loan losses	10,526	—	—	10,526
Other income	(1,305)	10,660	(269)	9,086
General and administrative expenses	5,517	11,132	(114)	16,535
Income tax benefit	(1,613)	(182)	(105)	(1,900)

Net loss	$(2,578)	(290)	(167)	(3,035)

(11) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market on a “best-efforts” basis. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $662,000, a decrease in other liabilities of $535,000, and a decrease in other income of $127,000 for the three month period ended December 31, 2011.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $669,000, a decrease in other liabilities of $161,000, and a decrease in other income of $508,000 during the three month period ended December 31, 2011.

The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2011, is disclosed in Footnote 12, Fair Value Measurements.

(12) FAIR VALUE MEASUREMENTS

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

GAAP establishes a fair value hierarchy and prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The maximization of observable inputs and the minimization of the use of unobservable inputs are required. Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date. The three levels within the fair value hierarchy are characterized as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2 – Inputs other than quoted prices included with Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

•

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. These inputs may include internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at December 31, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities, available for sale
Corporate debt securities	$32,583	32,583	—	—
Municipal securities	17	17	—	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	84	—	84	—
Pass through certificates guaranteed by FNMA – adjustable rate	157	—	157	—
FHLMC participation certificates:
Fixed rate	266	—	266	—
Adjustable rate	139	—	139	—
Loans held for sale	116,133	—	116,133	—
Commitments to originate loans	592	—	—	595
Forward sales commitments	954	—	—	954

Total assets	$150,925	32,600	116,779	1,546

Liabilities:
Commitments to originate loans	$359	—	—	359
Forward sales commitments	134	—	—	134

Total liabilities	$493	—	—	493

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities, available for sale
Corporate debt securities	$46,912	46,912	—	—
Trust preferred securities	25,196	25,196	—	—
Municipal securities	17	17	—	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	89	—	89	—
Pass through certificates guaranteed by FNMA – adjustable rate	180	—	180	—
FHLMC participation certificates:
Fixed rate	293	—	293	—
Adjustable rate	153	—	153	—
Loans held for sale	115,434	—	115,434	—
Commitments to originate loans	1,254	—	—	1,254
Forward sales commitments	1,623	—	—	1,623

Total assets	$191,151	72,125	116,149	2,877

Liabilities:
Commitments to originate loans	$894	—	—	894
Forward sales commitments	295	—	—	295

Total liabilities	$1,189	—	—	1,189

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three month periods ended December 31, 2011 and 2010 (in thousands):

	Mortgage Servicing Rights	Commitments to Originate Loans	Forward Sales Commitments
Balance at October 1, 2011	$—	360	1,328
Total realized and unrealized gains (losses):
Included in net income	—	(127)	(508)

Balance at December 31, 2011	$—	233	820

	Mortgage Servicing Rights	Commitments to Originate Loans	Forward Sales Commitments
Balance at October 1, 2010	$263	1,547	(240)
Total realized and unrealized gains (losses):
Included in net income	8	(3,282)	4,665

Balance at December 31, 2010	$271	(1,735)	4,425

Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2011, are reported in the consolidated statements of income as follows (in thousands):

	Loan Servicing Fees	Impairment Loss on Mortgage Servicing Rights	Other Income
Total losses	$—	—	(635)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—	—	—

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

The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2011, was $74.2 million. The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2010, was $41.6 million.

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

The carrying value of foreclosed assets held for sale was $19.6 million at December 31, 2011. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2011, totaled $1.3 million. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2010, totaled $83,000.

Investment in LLCs

Investments in LLCs are accounted for using the equity method of accounting. These investments are analyzed for impairment in accordance with ASC 323-10-35-32, which states that an other than temporary decline in value of an equity method investment should be recognized. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes the following valuation methods: 1) liquidation or appraised values determined by an independent third party appraisal; 2) an on-going business, or discounted cash flows method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner’s association, and the value of raw land obtained from an independent third party appraiser; and 3) an on-going business method, which utilizes the same inputs as method 2, but presumes that cash flows will first be generated from the sale of raw ground and then from the sale of fully-developed and partially-developed lots and the operation of the homeowner’s association. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature of the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). Investment in LLCs is classified within Level 3 of the fair value hierarchy.

The carrying value of the Company’s investment in LLCs was $17.7 million at December 31, 2011, and September 30, 2011.

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

Stock in Federal Home Loan Bank (“FHLB”)

The carrying value of stock in Federal Home Loan Bank approximates its fair value.

Loans receivable held for investment

Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management’s estimates of prepayments.

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

The following tables present the carrying values and fair values of the Company’s financial instruments. Dollar amounts are expressed in thousands.

	December 31, 2011		September 30, 2011
	Carrying value	Estimated Fair Value	Carrying value	Estimated fair value
Financial Assets:
Cash and cash equivalents	$45,696	45,696	$5,030	5,030
Stock in Federal Home Loan Bank	8,306	8,306	13,551	13,551
Mortgage-backed securities held to maturity	35,765	35,829	39,146	39,031
Loans receivable held for investment	873,646	896,377	917,134	922,191
Financial Liabilities:
Customer deposit accounts	800,701	804,151	784,681	788,751
Brokered deposit accounts	81,850	81,851	24,994	25,002
Advances from FHLB	125,000	128,685	247,000	249,456
Subordinated debentures	25,774	10,000	25,774	10,000

	December 31, 2011		September 30, 2011
	Contract or notional amount	Estimated unrealized loss	Contract or notional amount	Estimated unrealized gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$4,404	(2)	$7,879	14
Lending commitments – floating rate	—	—	—	—
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of December 31, 2011, and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

(13) INVESTMENT IN LLCs

The Company is a partner in two limited liability companies, Central Platte Holdings LLC (“Central Platte”) and NBH, LLC (“NBH”), which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

The Company’s investment in Central Platte consists of a 50% ownership interest in an entity that develops land for residential real estate sales. Sales of lots have not met previous expectations and, as a result, the Company evaluated its investment for impairment, in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes the following valuation methods; 1) liquidation or appraised values determined by an independent third party appraisal: 2) an on-going business, or discounted cash flows method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner’s association, and the value of raw land obtained from an independent third party appraiser; and 3) another on-going business method, which utilizes the same inputs as method 2, but presumes that cash flows will first be generated from the sale of raw ground and then from the sale of fully-developed and partially-developed lots and the operation of the homeowner’s association. The internal model also includes an on-going business method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner’s association, and the development and sale of lots from the property that is currently raw land. However, management does not feel the results from this method provide a reliable indication of value because the time to “build-out” the development exceeds 18 years. Because of this unreliability the results from this method are given a zero weighting in the final impairment analysis. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature of the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). It is management’s opinion that no one valuation method within the model is preferable to the other and that no one method is more likely to occur than the other. Therefore, the final estimate of value is determined by assigning an equal weight to the values derived from each of the first three methods described above.

As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the year ended September 30, 2010.

The following table displays the results derived from the Company’s internal valuation model and the carrying value of its investment in Central Platte at December 31, 2011. Dollar amounts are expressed in thousands.

Method 1	$15,296
Method 2	16,377
Method 3	18,593
Average of methods 1, 2, and 3	$16,755

Carrying value of investment in Central Platte Holdings, LLC	$16,300

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. No events have occurred during the three months ended December 31, 2011, that would indicate any additional impairment of the Company’s investment in NBH. The carrying value of the Company’s investment in NBH was $1.4 million at December 31, 2011.

(14) SUPERVISORY AGREEMENT

On April 30, 2010, the Board of Directors of North American Savings Bank, F.S.B. (the “Bank”), a wholly owned subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator at that time, effective as of that date. The agreement requires, among other things, that the Bank revise its policies regarding internal asset review, obtain an independent assessment of its allowance for loan and lease losses methodology and conduct an independent third-party review of a portion of its commercial and construction loan portfolios. The agreement also directs the Bank to provide a plan to reduce its classified assets and its reliance on brokered deposits, and restricts the payment of dividends or other capital distributions by the Bank during the period of the agreement. The agreement did not direct the Bank to raise capital, make management or board changes, revise any loan policies or restrict lending growth.

On April 30, 2010, the Company’s Board of Directors entered into an agreement with the OTS, the Company’s primary regulator at that time, effective as of that date. The agreement restricts the payment of dividends or other capital distributions by the Company and restricts the Company’s ability to incur, issue or renew any debt during the period of the agreement.

The Bank’s Supervisory Agreement and the Company’s agreement with the OTS were assigned to their new primary regulators, the Office of the Comptroller of the Currency (“OCC”) and Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), respectively, on July 21, 2011.

(15) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During April 2011, the OTS performed a regulatory examination of the Company and its wholly-owned bank subsidiary, North American Savings Bank, F.S.B. During its examination, the OTS reviewed whether the circumstances surrounding the residential development loans of two large borrowing relationships would qualify as Troubled Debt Restructurings (“TDRs”). In question was whether the circumstances regarding loan extension constituted a concession and whether the borrowers had demonstrated financial difficulty within the scope of existing guidance for TDRs. The Company had not originally classified these loans as TDRs as of December 31, 2010, because, at that time, based on the financial positions of the respective guarantors, including their liquid assets, unencumbered real estate, and projected cash flows, management believed these borrowers lacked a level of financial difficulty necessary to classify the loans as TDRs. Following multiple discussions with the OTS examiners on-site and the OTS regional Accountant for the Western Region, in May 2011, the OTS informed the Company of its final determination to deem the loans from these borrowing relationships as TDRs and the Company subsequently agreed. The reclassification of these loans to TDR as of December 31, 2010, resulted in an additional $4.7 million charge, pre-tax, to the provision for loan losses related to the measured impairment of the aforementioned loans.

In addition to the loans noted above, the restatement for December 31, 2010, included the following items:

•

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

•

The Company recorded an additional $270,000 charge, pre-tax, to the provision for loan losses related to the impairment of six residential development loans, which are secured by collateral within the same subdivision. The loans were renewed for six months in August 2010. The Company evaluated these loans for impairment under ASC 310-10-35, deemed them to be impaired and recorded an impairment of $3.7 million. In October 2010, the Company funded a new development loan, which was secured by 5.3 acres that were included in a 153.5 acre piece of ground that secured the development’s original land loan. When management calculated the measured impairment at December 31, 2010, the 5.3 acres was not excluded from the value of the original land loan. The OTS also informed the Company that committed (vs. disbursed) balances should have been used for lots in process the process of being developed when performing the impairment calculation, since the Company was using “as developed” fair values to measure impairment. The Company agreed to correct these oversights in the December 2010 quarter.

•

The Company recorded a $99,000 charge, pre-tax, to the provision for loan losses related to the impairment of one land loan, which is secured by a subordinate lien on two pieces of developed ground. The Company evaluated this loan for impairment under ASC 310-10-35, deemed it to be impaired and recorded an impairment of $301,000. In February 2011, the Company determined that, due to the minimal equity available in the collateral and the subordinate position of the Bank’s lien, the probability of collection through foreclosure and liquidation of the property was minimal. Accordingly, the carrying value of the loan was reduced to zero. The OTS instructed, and the Company agreed, to record this additional impairment as of December 31, 2010.

•

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

•

During the OTS examination, the Company became aware that certain real estate, which was acquired through foreclosure of a participation loan, had declined in value. A December 2010 appraisal that reflected the property’s devaluation was in possession of the lead lender, but had not been provided to the Company until after the date of Original Filing. The OTS determined that, as of December 31, 2010, the Company should record an additional $1.2 million charge, pre-tax, to the provision for loss on real estate owned, and the Company subsequently agreed.

•

Two other foreclosed real estate properties had declined in value by a total of approximately $450,000. The carrying value of the first property was supported by an appraisal for $3.6 million performed in April 2010. However, the Company’s listed sale price for the property was $3.3 million value at December 31, 2010. As a result, the Company determined that it was appropriate to reduce its carrying value of the property by $210,000, based upon the list price, in the December 2010 quarter. The second property consists of twenty undeveloped lots within a development of triplexes. The Company received an updated appraisal in October 2010, but had misinterpreted the appraised value to be “per door” vs. “per unit.” This error was discovered in January 2011 and the total carrying value of the properties was decreased by $240,000. However, the OTS instructed the Company to restate the carrying value of the property in the December 2010 quarter, based upon the date of the updated appraisal.

As a result of the restatement, the following financial statement lines were adjusted (dollars in thousands, except per share data):

Condensed Consolidated Balance Sheet	Restated	Previously Reported	Effect of Change
At December 31, 2010:
Allowance for loan losses	$(39,074)	(32,498)	(6,576)
Total loans receivable, net	1,138,292	1,144,868	(6,576)
Foreclosed assets held for sale, net	32,379	34,009	(1,630)
Deferred income tax asset, net	16,381	13,222	3,159
Total assets	1,332,129	1,337,176	(5,047)
Retained earnings	184,639	189,686	(5,047)
Total stockholders’ equity	164,762	169,809	(5,047)
Total liabilities and stockholders’ equity	1,332,129	1,337,176	(5,047)

Condensed Consolidated Statement of Operations	Restated	Previously Reported	Effect of Change
Three months ended December 31, 2010:
Provision for loan losses	$10,526	3,950	6,576
Net interest income after provision for loan losses	2,514	9,090	(6,576)
Provision for loss on real estate owned	(2,043)	(413)	(1,630)
Total other income	9,086	10,716	(1,630)
Income (loss) before income tax expense (benefit)	(4,935)	3,271	(8,206)
Income tax expense (benefit)	(1,900)	1,259	(3,159)
Net income (loss)	(3,035)	2,012	(5,047)
Basic earnings (loss) per share	(0.39)	0.26	(0.65)
Diluted earnings (loss) per share	(0.39)	0.26	(0.65)

Condensed Consolidated Statement of Stockholders’ Equity	Restated	Previously Reported	Effect of Change
Three months ended December 31, 2010:
Net income (loss)	$(3,035)	2,012	(5,047)
Total comprehensive income (loss)	(3,013)	2,034	(5,047)
At December 31, 2010:
Retained earnings	184,639	189,686	(5,047)
Total stockholders’ equity	164,762	169,809	(5,047)

Condensed Consolidated Statement of Cash Flows	Restated	Previously Reported	Effect of Change
Three months ended December 31, 2010:
Net income (loss)	$(3,035)	2,012	(5,047)
Provision for loan losses	10,526	3,950	6,576
Provision for loss on real estate owned	2,043	413	1,630
Prepaid and accrued expenses, other liabilities, and income taxes payable	(800)	2,359	(3,159)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements may be included in this quarterly report to shareholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of, and changes in, foreign and military policy of the United States Government; inflation, interest rate, market and monetary fluctuations;

•

the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products, services and branching locations, when required;

•	the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance;

•	technological changes;

•	acquisitions and dispositions;

•	changes in consumer spending and saving habits;

•	our success at managing the risks involved in our business; and

•	changes in the fair value or economic value of, impairments of, and risks associated with the Bank’s investments in real estate owned, mortgage backed securities and other assets.

This list of important factors is not all-inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

GENERAL

The principal business of the Company is to provide banking services through the Bank. Specifically, the Bank obtains savings and checking deposits from the public, then uses those funds to originate and purchase real estate loans and other loans. The Bank also purchases mortgage-backed securities (“MBS”) and other investment securities from time to time as conditions warrant. In addition to customer deposits, the Bank obtains funds from the sale of loans held-for-sale, the sale of securities available-for-sale, repayments of existing mortgage assets, advances from the Federal Home Loan Bank (“FHLB”), and the purchase of brokered deposit accounts. The Bank’s primary sources of income are interest on loans, MBS, and investment securities plus customer service fees and income from mortgage banking activities. Expenses consist primarily of interest payments on customer deposits and other borrowings and general and administrative costs.

FINANCIAL CONDITION

Assets

The Company’s total assets as of December 31, 2011 were $1,205.5 million, a decrease of $48.1 million from September 30, 2011, the prior fiscal year end.

Loans receivable held for investment were $931.6 million as of December 31, 2011, a decrease of $55.8 million during the three month period. The weighted average rate on such loans as of December 31, 2011, was 5.97%, a decrease from 6.23% as of December 31, 2010.

Loans receivable held for sale as of December 31, 2011, were $116.1 million, an increase of $699,000 from September 30, 2011. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2011, the Bank originated and purchased $413.5 million in mortgage loans held for sale, $19.4 million in mortgage loans held for investment, and $941,000 in other loans. This total of $433.8 million in loans compares to $712.1 million in loans originated and purchased during the three months ended December 31, 2010.

The Bank classifies problem assets as “substandard,” “doubtful” or “loss.” Substandard assets have one or more defined weaknesses, and it is possible that the Bank will sustain some loss unless the deficiencies are corrected. Doubtful assets have the same defects as substandard assets plus other weaknesses that make collection or full liquidation improbable. Assets classified as loss consist of the reserved portion of loans classified as impaired pursuant to ASC 310-10-35.

The following table summarizes the Bank’s classified assets, including foreclosed assets held for sale, as reported to their primary regulator, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.

	12/31/11	9/30/11	12/31/10
Asset Classification:
Substandard	$166,783	149,336	155,426
Doubtful	—	—	—
Loss*	36,139	49,384	24,461

	202,922	198,720	179,887
Allowance for losses on loans and real estate owned	(67,392)	(80,561)	(42,751)

	$135,530	118,159	137,136

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. The Bank records a specific loss allowance equal to the amount of measured impairment. These specific allowances are included in the balance of the allowance for losses on loans and real estate owned above.

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	12/31/11	9/30/11	12/31/10
Total Assets	$1,205,525	1,253,584	1,332,129

Non-accrual loans	18,247	41,271	12,482
Troubled debt restructurings	78,651	81,805	59,833
Net real estate and other assets acquired through foreclosure	19,553	16,937	32,379

Total	116,451	140,013	104,694

Percent of total assets	9.66%	11.17%	7.86%

Management records a provision for loan losses in amounts sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The Allowance for Loan and Lease Losses (“ALLL”) recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. Management believes that the specific loss allowances and ALLL are adequate. While management uses available information to determine these allowances, future provisions may be necessary because of changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Bank’s allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions within their regulatory filings (the Thrift Financial Report), based on the information available at the time of their examinations.

Investment securities were $32.6 million as of December 31, 2011, a decrease of $39.5 million from September 30, 2011. During the three month period, the Bank purchased securities of $5.5 million and sold $19.7 million of securities available for sale. The Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale during the period.

Mortgage-backed securities were $36.4 million as of December 31, 2011, a decrease of $3.5 million from the prior year end. There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2011. The average yield on the mortgage-backed securities portfolio was 4.72% at December 31, 2011, a decrease from 4.90% at December 31, 2010.

The Company’s investment in LLCs, which is accounted for using the equity method, was $17.7 million at December 31, 2011, a decrease of $9,000 from September 30, 2011. During the fiscal year ended September 30, 2010, the Company recorded a $2.0 million impairment charge related to its investment in Central Platte Holdings, LLC (“Central Platte”) and a $1.1 million impairment charge related to its investment in NBH, LLC (“NBH”). There have been no events subsequent to September 30, 2010, that would indicate an additional impairment in value of the Company’s investments in Central Platte and NBH, which were $16.3 million and $1.4 million at December 31, 2011, respectively.

Liabilities and Equity

Customer and brokered deposit accounts increased $72.9 million during the three months ended December 31, 2011. Specifically, customer deposits increased $16.0 million during the period, primarily due to an increase in retail certificates of deposits resulting from promotions during the period. Brokered deposits increased $56.9 million during the period, as the Company replaced maturing FHLB advances. The weighted average rate on customer and brokered deposits as of December 31, 2011, was 1.13%, a decrease from 1.83% as of December 31, 2010.

Advances from the FHLB were $125.0 million as of December 31, 2011, a decrease of $122.0 million from September 30, 2011. During the three month period, the Bank repaid $122.0 million in maturing FHLB advances. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of December 31, 2011. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $4.8 million as of December 31, 2011, a decrease of $5.3 million from September 30, 2011. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2011.

Total stockholders’ equity as of December 31, 2011, was $155.3 million (12.9% of total assets). This compares to $150.4 million (12.0% of total assets) at September 30, 2011. On a per share basis, stockholders’ equity was $19.75 on December 31, 2011, compared to $19.11 on September 30, 2011.

The Company did not pay any cash dividends to its stockholders during the three month period ended December 31, 2010. In accordance with the April 2010 agreement which is described more fully in Footnote 14, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from its primary regulator.

Total stockholders’ equity as of December 31, 2011, includes an unrealized loss, net of deferred income taxes, on available for sale securities of $711,000. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Three months ended
	12/31/11	12/31/10
Return on assets	1.61%	(0.88)%
Return on equity	12.92%	(7.30)%
Equity-to-assets ratio	12.89%	12.37%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS - Comparison of three months ended December 31, 2011 and 2010.

For the three months ended December 31, 2011, the Company had net income of $4.9 million or $0.63 per share. This compares to a net loss of $3.0 million or $(0.39) per share for the three month period ended December 31, 2010.

Net Interest Margin

The Company’s net interest margin is comprised of the difference (“spread”) between interest income on loans, MBS and investments and the interest cost of customer and brokered deposits and other borrowings. Management monitors net interest spreads and, although constrained by certain market, economic, and competition factors, it establishes loan rates and customer deposit rates that maximize net interest margin.

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2011 and 2010. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Three months ended 12/31/11			As of 12/31/11 Yield/ Rate	Three months ended 12/31/10			As of 12/31/10 Yield/ Rate
	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate
Interest-earning assets
Loans	$1,025,876	15,893	6.20%	5.74%	$1,182,666	18,071	6.11%	6.02%
Mortgage-backed securities	37,079	499	5.38%	4.72%	45,078	552	4.90%	4.90%
Securities	66,876	968	5.79%	4.44%	40,569	623	6.14%	5.74%
Bank deposits	12,765	2	0.06%	0.01%	19,721	4	0.08%	0.01%

Total earning assets	1,142,596	17,362	6.08%	5.46%	1,288,034	19,250	5.97%	5.94%

Non-earning assets	100,541				95,631

Total	$1,243,137				$1,383,665

Interest-costing liabilities
Customer checking and savings deposit accounts	$259,470	311	0.48%	0.44%	$191,525	263	0.55%	0.50%
Customer and brokered certificates of deposit	580,463	2,168	1.49%	1.40%	739,120	4,023	2.18%	2.20%
FHLB Advances	208,758	635	1.22%	1.79%	253,769	1,797	2.83%	2.31%
Subordinated debentures	25,000	129	2.06%	2.08%	25,000	127	2.03%	1.94%

Total costing liabilities	1,073,691	3,243	1.21%	1.23%	1,209,414	6,210	2.05%	1.93%

Non-costing liabilities	15,723				5,494
Stockholders’ equity	153,723				168,757

Total	$1,243,137				$1,383,665

Net earning balance	68,905				78,620

Earning yield less costing rate			4.87%	4.23%			3.92%	4.01%

Average interest-earning assets, net interest, and net yield spread on average interest – earning assets	$1,288,034	14,119	4.94%		$1,288,034	13,040	4.05%

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

	Three months ended December 31, 2011, compared to three months ended December 31, 2010
	Yield	Volume	Yield/ Volume	Total
Components of interest income:
Loans	$266	(2,395)	(49)	(2,178)
Mortgage-backed securities	54	(98)	(9)	(53)
Securities	(35)	404	(24)	345
Bank deposits	(1)	(1)	—	(2)

Net change in interest income	284	(2,090)	(82)	(1,888)

Components of interest expense:
Customer and brokered deposit accounts	(1,536)	(417)	146	(1,807)
FHLB Advances	(1,021)	(318)	177	(1,162)
Subordinated debentures	2	—	—	2

Net change in interest expense	(2,555)	(735)	323	(2,967)

Increase in net interest margin	$2,839	(1,355)	(405)	1,079

Net interest margin before loan loss provision for the three months ended December 31, 2011, increased $1.1 million from the same period in the prior year. Specifically, interest income decreased $1.9 million, which was offset by a $3.0 million decrease in interest expense for the period. Interest on loans decreased $2.2 million as the result of a $156.8 million decrease in the average balance of loans receivable outstanding during the period, the effect of which was partially offset by a 9 basis point increase in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $53,000 due primarily to an $8.0 million decrease in the average balance of such securities during the period, the effect of which was partially offset by a 48 basis point increase in the average rate earned on such securities during the period. These decreases in interest income were offset by a $345,000 increase in interest on investment securities resulting primarily from a $26.3 million increase in the average balance of such securities during the period, the effect of which was partially offset by a 35 basis point decrease in the average rate earned on such securities. Interest expense on customer and brokered deposit accounts decreased $1.8 million due to a 66 basis point decrease in the average rate and a $90.7 million decrease in the average balance of such interest-costing liabilities during the period. Interest expense on FHLB advances decreased $1.1 million as the result of a 161 basis point decrease in the average rate and a $45.0 million decrease in the average balance of such liabilities during the period.

Provision for Loan Losses

The Company recorded a provision for loan losses of $2.5 million during the three month period ended December 31, 2011, due primarily to increases in specific reserves related to impaired commercial real estate loans. This increase in the allowance for loan loss was offset by net charge offs of $14.8 million during the period, which primarily resulted from the foreclosure or sale of certain impaired collateral dependent commercial and land development loans which were being carried at the fair value of the collateral. The Company recorded a provision for loan losses of $10.5 million during the three month period ended December 31, 2010, due primarily to increases in specific reserves related to impaired construction and land development loans. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment. On a consolidated basis, the allowance for losses on loans and real estate owned was 33.2% of total classified assets at December 31, 2011, 40.5% at September 30, 2011, and 23.8% at December 31, 2010.

Management believes that the allowance for losses on loans and real estate owned is adequate. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. Also, regulatory agencies review the Company’s allowances for losses as a part of their examination process, and they may require changes in loss provision within their regulatory filings (the Thrift Financial Report) based on information available at the time of their examination.

Other Income

Other income for the three months ended December 31, 2011, increased $1.5 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $3.9 million from the same period in the prior year. Although the Bank’s mortgage banking volume decreased during this period, the resulting decrease in income was offset by a $5.3 million increase in the adjustment to mark the portfolio of loans held for sale to market value at the end of the period. Provision for loss on real estate owned decreased $689,000 due primarily to lesser declines in the value of foreclosed assets held for sale as compared to the same period in the prior year. These increases were partially offset by a $1.5 million decrease in other income due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP. In addition, customer service fees and charges decreased $1.0 million primarily due to a decrease in miscellaneous loan fees resulting from a decrease residential mortgage loan origination volume during the period, and gain on sale of securities available for sale decreased $623,000 resulting primarily from losses recognized on the sale of trust preferred securities during the period.

General and Administrative Expenses

Total general and administrative expenses for the three months ended December 31, 2011, decreased $2.4 million from the same period in the prior year. Specifically, commission-based mortgage banking compensation decreased $2.5 million due primarily to the decrease residential mortgage loan origination volume from the same period in the prior year. Advertising and business promotion expense decreased $256,000 due to a decrease in costs related to the Company’s mortgage banking operation. These decreases were partially offset by a $233,000 increase in compensation and fringe benefits, due primarily to the addition of personnel in the Company’s information technology, internal asset review, and administration departments. In addition, premises and equipment expense increased $155,000 from the same period in the prior year, primarily due to costs associated with moving the Company’s mortgage banking operation from Overland Park, Kansas to a new location in Kansas City, Missouri.

REGULATION

Regulation of the Company

General

NASB Financial, Inc. (“the Company”) is a unitary savings and loan holding company of North American Savings Bank, F.S.B. (“the Bank” or “North American”). On July 21, 2011, supervisory responsibility for the Company was transferred from the Office of Thrift Supervision (the “OTS”) to the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Accordingly, the Company is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over the Company, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the Bank.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including the Company.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The Dodd-Frank Act imposes additional disclosure and corporate government requirements and represents further federal involvement in matters historically addressed by state corporate law.

Federal Securities Law

The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

Missouri Corporation Law

The Company is incorporated under the laws of the State of Missouri, and is therefore subject to regulation by the State of Missouri. In addition, the rights of the Company’s shareholders are governed by The General and Business Corporation Law of Missouri.

Regulation of the Bank

General

The Bank is a federally chartered stock savings bank, formed under the authority provided in the Home Owners’ Loan Act (as amended, “HOLA”). On July 21, 2011, supervisory responsibility for the Bank was transferred from the OTS to the Office of the Comptroller of the Currency (“OCC”), as required by the Dodd-Frank Act. Although the Bank remains subject to regulations previously promulgated by the OTS, in general, those regulations are now enforced by the OCC. On April 30, 2010 the Bank entered into a Supervisory Agreement with the OTS, which, among other things, required the Bank to review and revise its internal asset review process, reduce its classified assets and reliance on brokered deposits, and to obtain regulatory approval prior to declaring or paying dividends or making other capital distributions.

Activity Powers

The Bank derives its lending, investment and other activity powers primarily from HOLA, and the regulations issued thereunder. Under these laws and regulations, federal savings banks, including the Bank, generally may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Recent Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require new capital rules that apply the same leverage and risk-based capital requirements applicable to insured depository institutions to savings and loan holding companies.

•

Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•

Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on how the marketplace responds. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Insurance of Accounts and Regulation by the FDIC

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $6.3 million; and as of December 31, 2011, the outstanding prepaid assessment was $2.4 million.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended September 30, 2011, the Financing Corporation assessment equaled .68 basis points. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012. NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010. NOW accounts, along with all other deposits maintained at the Bank, are now insured by the FDIC up to $250,000 per account owner.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

Federal Home Loan Bank System

The Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB-Des Moines. At December 31, 2011, the Bank had $8.3 million in FHLB-Des Moines stock, which was in compliance with this requirement.

Safety and Soundness Standards

Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Action

Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if not remedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. At December 31, 2011, the Bank meets the qualified thrift lender test.

Capital Requirements

Regulations require that thrifts meet three minimum capital ratios.

Leverage Limit. The leverage limit requires that thrift maintain “core capital” of at least 4% of its adjusted tangible assets. “Core capital” includes (i) common stockholders’ equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill.

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

At December 31, 2011, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2011, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At December 31, 2011	Amount
GAAP capital (Bank only)	$158,587
Adjustment for regulatory capital:
Intangible assets	(2,446)
Reverse the effect of SFAS No. 115	711

Tangible capital	156,852
Qualifying intangible assets	—

Tier 1 capital (core capital)	156,852
Qualifying general valuation allowance	13,381

Risk-based capital	$170,233

	As of December 31, 2011
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$170,233	16.3%	83,393	≥8%	104,242	≥10%
Core capital to adjusted tangible assets	156,852	13.3%	47,338	≥4%	59,173	≥5%
Tangible capital to tangible assets	156,852	13.3%	17,752	≥1.5%	—	—
Tier 1 capital to risk-weighted assets	156,852	15.1%	—	—	62,545	≥6%

Possible Changes to Capital Requirements

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which may be phased in over a period of years in the United States, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Bank of the Basel III rules cannot be determined at this time.

Limitations on Capital Distributions

OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OCC may have its dividend authority restricted by the OCC.

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the FDIC prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OCC approval prior to making such distribution. The OCC may object to the distribution during that 30-day period based on safety and soundness concerns.

Loans to One Borrower

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified readily-marketable collateral.

Transactions with Affiliates

The Bank’s authority to engage in transactions with “affiliates” is limited by FDIC regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. An institution deemed to be in “troubled condition” must file a notice with the OCC and obtain its non-objection to any transaction with an affiliate (subject to certain exemptions).

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities which such person’s control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Federal Reserve System

The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2011, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The FDIC may use an unsatisfactory rating as the basis for the denial of an application. The Bank received a rating of “satisfactory” in its latest examination.

Privacy Standards

The Bank is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“Gramm-Leach”). These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the Agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Regulatory and Criminal Enforcement Provisions

The OCC has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties may be issued for a wide range of violations. Federal law also establishes criminal penalties for certain violations.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain sufficient liquidity to ensure safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank’s primary sources of liquidity are the sale and repayment of loans, retention of existing or newly acquired retail deposits, and FHLB advances. Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement of the loan and securities portfolio, as collateral, supported by quarterly reporting of eligible collateral to FHLB. Available FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by appropriate eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding. At December 31, 2011, the Bank had a total borrowing capacity at FHLB of $290.3 million, and outstanding advances of $125.0 million. The Bank has established relationships with various brokers, and, as a secondary source of liquidity, the Bank may purchase brokered deposit accounts.

The Bank entered into a Supervisory Agreement with the Office of Thrift Supervision on April 30, 2010, which, among other things, required the Bank to reduce its reliance on brokered deposits. The OTS subsequently approved the Bank’s plan to reduce brokered deposits to $145.0 million by June 30, 2010, to $135.0 million by June 30, 2011 and to $125.0 million by June 30, 2012. As of December 31, 2011, the Bank’s brokered deposits totaled $81.9 million. Thus, the Bank could acquire an additional $53.1 million in brokered deposits and still comply with the plan as of December 31, 2011.

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

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio, see the “Asset/Liability Management” section of the Company’s Annual Report for the year ended September 30, 2011.

Management recognizes that there are certain market risk factors present in the structure of the Bank’s financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk (“IRR”) is the primary market risk that is inherent in the Bank’s portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value (“NPV”) of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2011.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this quarterly report. There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material proceedings pending other than ordinary and routine litigation incidental to the business of the Company.

Item 1A.	Risk Factors

There were no material changes during the period from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report for the year ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e)

Exhibit 31.2	–	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e)

Exhibit 32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	–	XBRL Instance Document

Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASB Financial, Inc.
(Registrant)

February 9, 2012	By:	/s/ DAVID H. HANCOCK
David H. Hancock
Chairman and Chief Executive Officer

February 9, 2012	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer