Form 10-Q
period 2012-03-31
NASB FINANCIAL INC
filed 2012-05-10
CIK 1059131

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2012

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

The number of shares of Common Stock of the Registrant outstanding as of May 4, 2012, was 7,867,614.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	September 30, 2011

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$7,575	5,030
Securities:
Available for sale, at fair value	85,391	72,125
Stock in Federal Home Loan Bank, at cost	7,633	13,551
Mortgage-backed securities:
Available for sale, at fair value	606	715
Held to maturity, at cost	32,778	39,146
Loans receivable:
Held for sale, at fair value	133,990	115,434
Held for investment, net	866,228	987,400
Allowance for loan losses	(36,797)	(70,266)

Total loans receivable, net	963,421	1,032,568

Accrued interest receivable	4,085	4,870
Foreclosed assets held for sale, net	21,155	16,937
Premises and equipment, net	15,148	14,434
Investment in LLCs	17,480	17,674
Deferred income tax asset, net	16,389	19,221
Income taxes receivable	6,451	3,124
Other assets	14,096	14,189

	$1,192,208	1,253,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$845,610	784,681
Brokered deposit accounts	24,975	24,994
Advances from Federal Home Loan Bank	125,000	247,000
Subordinated debentures	25,774	25,774
Escrows	4,954	10,082
Accrued expenses and other liabilities	9,367	10,675

Total liabilities	1,035,680	1,103,206

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,655	16,652
Retained earnings	176,720	171,406
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive income (loss)	92	(741)

Total stockholders’ equity	156,528	150,378

	$1,192,208	1,253,584

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest on loans receivable	$14,270	16,195	30,163	34,266
Interest on mortgage-backed securities	463	577	962	1,129
Interest and dividends on securities	498	1,215	1,466	1,838
Other interest income	4	2	6	6

Total interest income	15,235	17,989	32,597	37,239

Interest on customer and brokered deposit accounts	2,435	3,862	4,914	8,148
Interest on advances from Federal Home Loan Bank	566	1,310	1,201	3,107
Interest on subordinated debentures	137	122	266	249

Total interest expense	3,138	5,294	6,381	11,504

Net interest income	12,097	12,695	26,216	25,735
Provision for loan losses	5,000	38,800	7,500	49,326

Net interest income (loss) after provision for loan losses	7,097	(26,105)	18,716	(23,591)

Other income (expense):
Loan servicing fees, net	18	(34)	65	43
Impairment recovery on mortgage servicing rights	—	18	—	17
Customer service fees and charges	1,202	1,302	2,612	3,760
Provision for loss on real estate owned	(2,069)	(9,688)	(3,423)	(11,731)
Gain (loss) on sale of securities available for sale	—	190	(343)	470
Gain on sale of securities held to maturity	—	411	—	411
Gain from sale of loans receivable held for sale	8,565	8,514	19,836	15,849
Impairment loss on investment in LLCs	(200)	—	(200)	—
Other	773	(2,466)	291	(1,486)

Total other income (loss)	8,289	(1,753)	18,838	7,333

General and administrative expenses:
Compensation and fringe benefits	5,473	4,761	10,821	9,876
Commission-based mortgage banking compensation	3,608	2,220	7,309	8,392
Premises and equipment	1,294	1,077	2,485	2,113
Advertising and business promotion	1,370	1,334	2,381	2,601
Federal deposit insurance premiums	400	466	787	903
Other	2,626	2,133	5,125	4,641

Total general and administrative expenses	14,771	11,991	28,908	28,526

Income (loss) before income tax expense (benefit)	615	(39,849)	8,646	(44,784)
Income tax expense (benefit)	240	(15,342)	3,332	(17,242)

Net income (loss)	$375	(24,507)	5,314	(27,542)

Basic earnings (loss) per share	$0.05	(3.11)	0.68	(3.50)

Diluted earnings (loss) per share	$0.05	(3.11)	0.68	(3.50)

Basic weighted average shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
	Additional				other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	stock	capital	earnings	stock	income (loss)	equity
	(Dollars in thousands)
Balance at October 1, 2011	$1,479	16,652	171,406	(38,418)	(741)	150,378
Comprehensive income:
Net income	—	—	5,314	—	—	5,314
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	833	833

Total comprehensive income						6,147
Stock based compensation expense	—	3	—	—	—	3

Balance at March 31, 2012	$1,479	16,655	176,720	(38,418)	92	156,528

Six months ended March 31, 2012

(Dollars in thousands)
Reclassification Disclosure:
Unrealized gain on available for sale securities, net of income taxes of $389	$622
Reclassification adjustment for loss included in net income, net of income taxes of $132	211

Change in unrealized gain on available for sale securities, net of income taxes of $521	$833

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$5,314	(27,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	976	941
Amortization and accretion, net	(806)	(318)
(Gain) loss on sale of securities available for sale	343	(470)
Gain on sale of securities held to maturity	—	(411)
(Gain) loss from investment in LLCs	(2)	32
Impairment loss on investment in LLCs	200	—
Impairment recovery on mortgage servicing rights	—	(17)
Gain from loans receivable held for sale	(19,836)	(15,849)
Provision for loan losses	7,500	49,326
Provision for loss on real estate owned	3,423	11,731
Origination of loans receivable held for sale	(849,286)	(969,652)
Sale of loans receivable held for sale	850,565	1,123,218
Stock based compensation – stock options	3	25
Changes in:
Net fair value of loan-related commitments	(231)	956
Accrued interest receivable	785	(94)
Prepaid and accrued expenses, other liabilities and income taxes receivable, and income taxes payable	(1,976)	(18,534)

Net cash provided by (used in) operating activities	(3,028)	153,342

Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	6,343	8,504
Available for sale	88	130
Principal repayments of investment securities:
Held to maturity	—	166
Available for sale	25,109	5
Principal repayments of mortgage loans receivable held for investment	105,939	102,865
Principal repayments of other loans receivable	2,054	3,390
Loan origination—mortgage loans receivable held for investment	(37,915)	(92,663)
Loan origination—other loans receivable	(1,245)	(1,667)
Purchase of mortgage loans receivable held for investment	(588)	(559)
Proceeds from sale of Federal Home Loan Bank stock	5,919	4,622
Purchase of mortgage backed securities held to maturity	—	(8,768)
Purchase of investment securities available for sale	(57,055)	(62,925)
Proceeds from sale of investment securities held to maturity	—	1,491
Proceeds from sale of investment securities available for sale	19,678	16,646
Proceeds from sale of real estate owned	5,196	16,454
Purchases of premises and equipment, net	(1,690)	(1,135)
Investment in LLCs	(4)	(6)
Other	(75)	(71)

Net cash provided by (used in) investing activities	71,754	(13,521)

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	60,947	(56,902)
Proceeds from advances from Federal Home Loan Bank	—	17,000
Repayment on advances from Federal Home Loan Bank	(122,000)	(92,000)
Change in escrows	(5,128)	(5,209)

Net cash used in financing activities	(66,181)	(137,111)

Net increase in cash and cash equivalents	2,545	2,710
Cash and cash equivalents at beginning of the period	5,030	14,033

Cash and cash equivalents at end of period	$7,575	16,743

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$4,349	1,579
Cash paid for interest	6,432	11,616

Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$12,747	19,239
Conversion of real estate owned to loans receivable	360	2,642

See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of NASB Financial, Inc. (the “Company”), its wholly-owned subsidiary, North American Savings Bank, F.S.B. (the “Bank”), and the Bank’s wholly-owned subsidiary, Nor-Am Service Corporation. All significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of our wholly owned statutory trust, NASB Preferred Trust I (the “Trust”). The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of NASB Financial, Inc. The Trust Preferred Securities issued by the Trust are included in Tier I capital for regulatory capital purposes.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on December 14, 2011. Operating results for the six month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The condensed consolidated balance sheet of the Company as of September 30, 2011, has been derived from the audited balance sheet of the Company as of that date.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans, valuation of foreclosed assets held for sale, accruals for loan recourse provisions, and fair values of financial instruments, among other items. Management believes that these estimates are adequate; however, future additions to the allowance or changes in the estimates may be necessary based on changes in economic conditions.

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2012, have remained unchanged from September 30, 2011. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the Company’s year ended September 30, 2011.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECONCILIATION OF BASIC EARNINGS (LOSS) PER SHARE TO DILUTED EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the periods indicated.

	Three months ended		Six months ended
	3/31/12	3/31/11	3/31/12	3/31/11
Net income (loss) (in thousands)	$375	(24,507)	5,314	(27,542)

Average common shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614
Average common share stock options outstanding	—	—	—	—

Average diluted common shares	7,867,614	7,867,614	7,867,614	7,867,614

Earnings (loss) per share:
Basic	$0.05	(3.11)	0.68	(3.50)
Diluted	0.05	(3.11)	0.68	(3.50)

At March 31, 2012 and 2011, options to purchase 47,538 and 49,538 shares, respectively, of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at March 31, 2012. Dollar amounts are expressed in thousands.

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$33,663	504	302	33,865
U.S. Government sponsored agency securities	51,587	2	74	51,515
Municipal securities	11	—	—	11

Total	$85,261	506	376	85,391

The following table presents a summary of securities available for sale at September 30, 2011. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$48,412	263	1,763	46,912
Trust preferred securities	24,942	254	—	25,196
Municipal securities	17	—	—	17

Total	$73,371	517	1,763	72,125

During the six month period ended March 31, 2012, the Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale. The Company realized gross gains of $470,000 and no gross losses on the sale of securities available for sale during the six month period ended March 31, 2011.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at March 31, 2012. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	Fair	unrealized	fair	unrealized
	Value	losses	value	losses
Corporate debt securities	$5,111	50	$15,781	252
U.S. Government sponsored agency securities	41,395	74	—	—

Total	$46,506	124	$15,781	252

Management monitors the securities portfolio for impairment on an ongoing basis. This process involves monitoring market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at March 31, 2012, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary.

The scheduled maturities of securities available for sale at March 31, 2012 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$6	—	—	6
Due from one to five years	66,113	11	293	65,831
Due from five to ten years	19,142	495	83	19,554

Total	$85,261	506	376	85,391

(4) SECURITIES HELD TO MATURITY

There were no securities held to maturity at March 31, 2012 and September 30, 2011.

During the six month period ended March 31, 2011, the Bank recognized a gain of $411,000 on the sale of an asset backed security which was classified as held to maturity. The security, which was secured by a pool of trust preferred securities issued by various banks, had an amortized cost of $1.1 million at the time of sale. The decision was made to sell the security after it was determined that there was significant deterioration in the issuer’s creditworthiness.

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at March 31, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	Losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$81	—	—	81
Pass-through certificates guaranteed by FNMA – adjustable rate	147	3	—	150
FHLMC participation certificates:
Fixed rate	229	14	—	243
Adjustable rate	128	4	—	132

Total	$585	21	—	606

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

There were no sales of mortgage-backed securities available for sale during the six month periods ended March 31, 2012 and 2011.

The scheduled maturities of mortgage-backed securities available for sale at March 31, 2012 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$229	14	—	243
Due after ten years	356	7	—	363

Total	$585	21	—	606

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at March 31, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	Unrealized	fair
	cost	gains	Losses	value
FHLMC participation certificates:
Fixed rate	$41	—	—	41
FNMA pass-through certificates:
Fixed rate	4	—	—	4
Balloon maturity and adjustable rate	26	—	1	25
Collateralized mortgage obligations	32,707	88	578	32,217

Total	$32,778	88	579	32,287

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

There were no sales of mortgage-backed securities held to maturity during the six month periods ended March 31, 2012 and 2011.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at March 31, 2012. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized
	Value	losses	Value	losses
Collateralized mortgage obligations	$13,617	401	$10,993	177
FNMA pass-through certificates	25	1	—	—

Total	$13,642	402	$10,993	177

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at March 31, 2012, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at March 31, 2012, have been made, and it is anticipated that the entire principal balance of such securities will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at March 31, 2012, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$4	—	—	4
Due from five to ten years	2,607	—	157	2,450
Due after ten years	30,167	88	422	29,833

Total	$32,778	88	579	32,287

Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(7) LOANS RECEIVABLE

The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. Residential mortgage loans have either long-term fixed or adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American’s loan portfolio consists of non-mortgage commercial loans and installment loans. The following table presents the Bank’s total loans receivable at March 31, 2012. Dollar amounts are expressed in thousands.

	March 31, 2012	September 30, 2011
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$330,100	329,715
Business properties	388,130	409,737
Partially guaranteed by VA or insured by FHA	4,456	3,947
Construction and development	138,435	181,663

Total mortgage loans	861,121	925,062
Commercial loans	21,450	80,937
Installment loans and lease financing to individuals	7,871	9,028

Total loans receivable held for investment	890,442	1,015,027
Less:
Undisbursed loan funds	(18,376)	(20,944)
Unearned discounts and fees on loans, net of deferred costs	(5,838)	(6,683)

Net loans receivable held for investment	$866,228	987,400

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$133,990	115,434

Included in the loans receivable balances at March 31, 2012, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $4.8 million. Loans and participations serviced for others amounted to approximately $40.6 million at March 31, 2012. Loans serviced for others are not included in the accompanying consolidated balance sheets.

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

Construction and development loans—Construction and land development loans are made primarily to builders/developers, who construct properties for resale. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

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

During the six month period ended March 31, 2012, the Bank renewed a number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

Commercial real estate loans—The Bank purchases and originates several different types of commercial real estate loans. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

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

Installment Loans—These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer’s equity in their primary residence.

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

The ALLL is determined based upon two components. The first is made up of specific reserves for loans which have been deemed impaired in accordance with Generally Accepted Accounting Principles (“GAAP”). The second component is made up of general reserves for loans that are not impaired. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Prior to the quarter ended March 31, 2012, the Bank recorded a specific allowance equal to the amount of measured impairment.

In July 2010, the Office of Thrift Supervision (“OTS”) merged with and into the Office of the Comptroller of the Currency (“OCC”), and the OCC became North American’s primary regulator. Beginning with the quarter ended March 31, 2012, the Bank was required to file a Consolidated Report of Condition and Income (“Call Report”) instead of the previously required Thrift Financial Report (“TFR”). With the adoption of the Call Report, the Bank was required to discontinue using specific valuation allowances on loans deemed impaired. The TFR had allowed any measured impairments to be carried as specific valuation allowances, whereas the Call Report requires any measured impairments that are deemed “confirmed losses” to be charged-off and netted from their respective loan balances. For impaired loans that are collateral dependent, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off. During the quarter ended March 31, 2012, the Bank charged-off against ALLL the aggregate “confirmed losses,” that were carried as specific valuation allowances in prior periods, and netted them against their respective loan balances for reporting purposes. This change had no impact on net loans receivable as presented in the consolidated balance sheet. In addition, this change did not materially impact the analysis of ALLL, which is described in more detail in the following paragraph, as specific valuation allowances were previously considered in the determination of historical loss ratios.

Loans that are not impaired are evaluated based upon the Bank’s historical loss experience, as well as various subjective factors, to estimate potential unidentified losses within the various loan portfolios. These loans are categorized into pools based upon certain characteristics such as loan type, collateral type and repayment source. In addition to analyzing historical losses, the Bank also evaluates the following subjective factors for each loan pool to estimate future losses: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in management and other relevant staff, changes in the volume and severity of past due loans, changes in the quality of the Bank’s loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in the level of lending concentrations, and changes in other external factors such as competition and legal and regulatory requirements. Historical loss ratios are adjusted accordingly, based upon the effect that the subjective factors have in estimated future losses. These adjusted ratios are applied to the balances of the loan pools to determine the adequacy of the ALLL each quarter. For purposes of calculating historical loss ratios, specific valuation allowances established prior to March 31, 2012, are considered charge-offs during the periods in which they were established.

The Bank does not routinely obtain updated appraisals for their collateral dependent loans that are not adversely classified. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

The following table presents the balance in the allowance for loan losses for the three and six months ended March 31, 2012 and 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at January 1, 2012	$5,382	18	21,404	27,650	2,536	955	57,945
Provision for loan losses	3,445	(15)	2,273	1,306	(1,885)	(124)	5,000
Losses charged off	(1,955)	—	(9,796)	(13,787)	—	(679)	(26,217)
Recoveries	69	—	—	—	—	—	69

Balance at March 31, 2012	$6,941	3	13,881	15,169	651	152	36,797

Balance at October 1, 2011	$6,663	12	13,201	41,863	7,682	845	70,266
Provision for loan losses	2,714	(9)	11,913	(2,661)	(4,462)	5	7,500
Losses charged off	(2,542)	—	(11,233)	(24,033)	(2,569)	(698)	(41,075)
Recoveries	106	—	—	—	—	—	106

Balance at March 31, 2012	$6,941	3	13,881	15,169	651	152	36,797

Balance at January 1, 2011	$4,164	24	5,439	26,084	2,265	1,098	39,074
Provision for loan losses	6,300	(15)	2,430	26,115	3,742	228	38,800
Losses charged off	(451)	—	—	(3,956)	—	(73)	(4,480)
Recoveries	—	—	—	44	—	9	53

Balance at March 31, 2011	$10,013	9	7,869	48,287	6,007	1,262	73,447

Balance at October 1, 2010	$4,427	10	6,708	19,018	1,015	1,138	32,316
Provision for loan losses	6,310	(1)	2,533	35,035	4,992	457	49,326
Losses charged off	(724)	—	(1,372)	(5,843)	—	(342)	(8,281)
Recoveries	—	—	—	77	—	9	86

Balance at March 31, 2011	$10,013	9	7,869	48,287	6,007	1,262	73,447

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at March 31, 2012. Dollar amounts are expressed in thousands.

Ending balance of allowance For loan losses related
To loans at March 31, 2012:
Individually evaluated for Impairment	$283	1	—	797	—	—	1,081

Collectively evaluated for Impairment	$6,658	2	13,881	14,372	651	152	35,716

Acquired with deteriorated credit quality	$—	—	—	—	—	—	—

Loans:
Balance at March 31, 2012	$331,546	133,990	384,600	120,836	21,398	7,848	1,000,218

Ending balance:
Loans individually evaluated For impairment	$11,319	1	22,739	66,493	1,500	62	102,114

Loans collectively evaluated For impairment	$320,227	133,989	361,861	54,343	19,898	7,786	898,104

Loans acquired with Deteriorated credit quality	$2,690	—	—	—	—	—	2,690

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

Classified Assets, Delinquencies, and Non-accrual Loans

Classified assets - In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their existence is not warranted. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of March 31, 2012. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$313,881	133,990	310,296	34,482	1,681	7,786	802,116
Pass – Watch	2,465	—	29,631	14,549	—	—	46,645
Special Mention	2,103	—	—	—	—	—	2,103
Substandard	13,097	—	44,673	71,805	19,717	62	149,354
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$331,546	133,990	384,600	120,836	21,398	7,848	1,000,218

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$312,206	115,422	351,132	28,668	48,822	8,237	864,487
Pass – Watch	2,325	—	12,864	16,187	—	—	31,376
Special Mention	1,268	—	10,810	353	23,020	31	35,482
Substandard	12,780	—	26,068	88,782	4,675	94	132,399
Doubtful	—	—	—	—	—	—	—
Loss	1,498	12	4,871	28,031	4,038	640	39,090

Total	$330,077	115,434	405,745	162,021	80,555	9,002	1,102,834

The following table presents the Company’s loan portfolio aging analysis as of March 31, 2012. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$3,235	1,199	7,520	11,954	319,592	331,546	—
Residential held for sale	2	2	2	6	133,984	133,990	—
Commercial real estate	3,013	403	3,811	7,227	377,373	384,600	—
Construction & development	82	3,744	7,179	11,005	109,831	120,836	—
Commercial	—	—	—	—	21,398	21,398	—
Installment	156	—	62	218	7,630	7,848	—

Total	$6,488	5,348	18,574	30,410	969,808	1,000,218	—

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2011. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$3,678	1,875	10,407	15,960	314,117	330,077	—
Residential held for sale	—	1	1	2	115,432	115,434	—
Commercial real estate	4,013	—	5,671	9,684	396,061	405,745	—
Construction & development	—	259	17,056	17,315	144,706	162,021	—
Commercial	—	—	8,067	8,067	72,488	80,555	—
Installment	13	19	69	101	8,901	9,002	—

Total	$7,704	2,154	41,271	51,129	1,051,705	1,102,834	—

When a loan becomes 90 days past due, or when full payment of interest and principal is not expected, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table presents the Company’s nonaccrual loans. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.

	3/31/12	9/30/11
Residential	$9,075	10,407
Residential held for sale	1	1
Commercial real estate	17,695	5,671
Construction & development	46,294	17,056
Commercial	—	8,067
Installment	62	69

Total	$73,127	41,271

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms at March 31, 2012. Due to the continued deterioration in the real estate markets, further declines in the value of collateral securing these loans are possible. In accordance with GAAP, such loans have been charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at March 31, 2012. Interest income is recognized on a cash-basis as payments are received.

As of March 31, 2012, $49.3 million (67.4%) of the loans classified as nonaccrual were current and paying as agreed.

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

During the quarter ended March 31, 2012, the Company modified two residential loans with a recorded investment of $155,000 prior to modification, which were deemed to be TDRs. These modifications were the result of an extension of the maturity date and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. The Company also modified ten construction and land development loans with a recorded investment of $17.9 million prior to modification which had previously been deemed TDRs and continued to be TDRs following the current modification. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent and were being carried at the fair value of the underlying collateral prior to modification. In addition, the Company modified one commercial loan with a recorded investment of $3.0 million prior to modification, which was deemed to be a TDR. The modification extended the term three months and required the borrower to make a $1.5 million principal payment. There was no change in the contractual interest rate, and the modification did not result in any measured impairment or specific allowances.

During the quarter ended December 31, 2011, the Company modified five land development loans, with a recorded investment of $3.2 million prior to modification, which had previously been deemed TDRs and continued to be TDRs following the current modification. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific loss allowances of $418,000, based upon the fair value of the collateral. Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

TDRs secured by residential properties with a recorded investment of $3.0 million, TDRs secured by commercial properties with a recorded investment of $3.7 million, and TDRs secured by land development properties with a recorded investment of $5.0 million defaulted during the six month period ended March 31, 2012. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

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

The following table presents the recorded balance of troubled debt restructurings as of March 31, 2012. Dollar amounts are expressed in thousands.

	March 31, 2012	September 30, 2011
Troubled debt restructurings:
Residential	$4,131	3,868
Residential held for sale	—	—
Commercial real estate	7,175	6,250
Construction & development	61,484	71,687
Commercial	1,500	—
Installment	—	—

Total	$74,290	81,805

Performing troubled debt restructurings:
Residential	$662	848
Residential held for sale	—	—
Commercial real estate	1,099	6,250
Construction & development	24,375	65,505
Commercial	1,500	—
Installment	—	—

Total	$27,636	72,603

The following table presents impaired loans, including troubled debt restructurings, as of March 31, 2012. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$5,817	6,208	—	5,833	102
Residential held for sale	—	—	—	—	—
Commercial real estate	22,739	31,674	—	24,871	173
Construction & development	63,013	74,847	—	64,899	1,700
Commercial	1,500	1,500	—	2,490	83
Installment	62	951	—	79	8
Loans with a specific valuation allowance:
Residential	$5,502	6,946	283	5,587	37
Residential held for sale	1	1	1	—	—
Commercial real estate	—	—	—	—	—
Construction & development	3,480	3,555	797	3,304	69
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Total:
Residential	$11,319	13,154	283	11,420	139
Residential held for sale	1	1	1	—	—
Commercial real estate	22,739	31,674	—	24,871	173
Construction & development	66,493	78,402	797	68,203	1,769
Commercial	1,500	1,500	—	2,490	83
Installment	62	951	—	79	8

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2011. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$5,035	5,088	—	5,006	181
Residential held for sale	—	—	—	—	—
Commercial real estate	5,703	5,732	—	5,816	445
Construction & development	31,072	31,074	—	29,786	1,520
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Loans with a specific valuation allowance:
Residential	$4,591	6,188	1,498	5,299	198
Residential held for sale	—	12	12	11	—
Commercial real estate	11,079	15,985	4,871	13,525	663
Construction & development	49,252	77,322	28,031	58,272	3,413
Commercial	4,675	8,790	4,038	6,063	91
Installment	62	704	640	216	40
Total:
Residential	$9,626	11,276	1,498	10,305	379
Residential held for sale	—	12	12	11	—
Commercial real estate	16,782	21,717	4,871	19,341	1,108
Construction & development	80,324	108,396	28,031	88,058	4,933
Commercial	4,675	8,790	4,038	6,063	91
Installment	62	704	640	216	40

(8) FORECLOSED ASSETS HELD FOR SALE

Real estate owned and other repossessed property consisted of the following at March 31, 2012. Dollar amounts are expressed in thousands.

	3/31/12	9/30/11
Real estate acquired through (or deed in lieu of) foreclosure	$21,155	27,232
Less: allowance for losses	—	(10,295)

Total	$21,155	16,937

Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “New Basis”) and are subsequently carried at the lower of the New Basis or fair value less selling costs on the current measurement date. When foreclosed assets are acquired, any excess of the loan balance over the New Basis of the foreclosed asset is charged to the allowance for loan losses. Subsequent adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed of, depending on the adequacy of the down payment and other requirements.

With the adoption of the Call Report during the quarter ended March 31, 2012, the Bank was required to begin following regulatory guidance related the Call Report requirements. One such requirement resulted in a change in the treatment of specific loss reserves for foreclosed assets held for sale. Previous Thrift Financial Report guidance allowed banks to reduce an asset’s carrying value through a specific allowance when the fair value declined to an amount less than its carrying value. Call Report guidance requires that the carrying value of foreclosed assets held for sale be written down to fair value through a charge to earnings. During the quarter ended March 31, 2012, the Bank charged-off the previously established specific allowances on such assets of $9.4 million. This change had no impact on net foreclosed assets held for sale as presented in the consolidated balance sheet.

(9) SUBORDINATED DEBENTURES

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

Three months ended March 31, 2012	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$12,234	—	(137)	12,097
Provision for loan losses	5,000	—	—	5,000
Other income (loss)	(1,560)	10,397	(548)	8,289
General and administrative expenses	6,542	8,411	(182)	14,771
Income tax expense (benefit)	(334)	765	(191)	240

Net income (loss)	$(534)	1,221	(312)	375

Three months ended March 31, 2011	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$12,806	—	(111)	12,695
Provision for loan losses	38,800	—	—	38,800
Other income	(8,644)	7,231	(340)	(1,753)
General and administrative expenses	5,830	6,310	(149)	11,991
Income tax expense (benefit)	(15,580)	355	(117)	(15,342)

Net income	$(24,888)	566	(185)	(24,507)

Six months ended March 31, 2012	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$26,482	—	(266)	26,216
Provision for loan losses	7,500	—	—	7,500
Other income	(2,332)	22,082	(912)	18,838
General and administrative expenses	12,574	16,675	(341)	28,908
Income tax expense (benefit)	1,569	2,082	(319)	3,332

Net income (loss)	$2,507	3,325	(518)	5,314

Six months ended March 31, 2011	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$25,963	—	(228)	25,735
Provision for loan losses	49,326	—	—	49,326
Other income	(9,948)	17,891	(610)	7,333
General and administrative expenses	11,347	17,442	(263)	28,526
Income tax expense (benefit)	(17,193)	173	(222)	(17,242)

Net income (loss)	$(27,465)	276	(353)	(27,542)

(12) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $1,000, an increase in other liabilities of $560,000, and a decrease in other income of $562,000 for the quarter ended March 31, 2012. The Company recorded a decrease in other assets of $662,000, an increase in other liabilities of $27,000, and a decrease in other income of $689,000 for the six month period ended March 31, 2012.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $1.4 million, a decrease in other liabilities of $26,000, and an increase in other income of $1.4 million during the quarter ended March 31, 2012. The Company recorded an increase in other assets of $733,000, a decrease in other liabilities of $187,000, and an increase in other income of $920,000 during the six month period ended March 31, 2012.

The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2011, is disclosed in Footnote 13, Fair Value Measurements.

(13) FAIR VALUE MEASUREMENTS

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

Available for sale securities

Securities available for sale consist of corporate debt, trust preferred, U.S Government sponsored agency, and municipal securities and are valued using quoted market prices in an active market. This measurement is classified as Level 1 within the hierarchy.

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

Commitments to Originate Loans and Forward Sales Commitments

Commitments to originate loans and forward sales commitments are valued using a valuation model which considers differences between current market interest rates and committed rates. The model also includes assumptions, which estimate fall-out percentages, for commitments to originate loans, and average lives. Fall-out percentages, which range from ten to forty percent, are estimated based upon the difference between current market rates and committed rates. Average lives are based upon estimates for similar types of loans. These measurements use significant unobservable inputs and are classified as Level 3 within the hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at March 31, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities, available for sale
Corporate debt securities	$33,865	33,865	—	—
U.S. Government sponsored agency securities	51,515	51,515	—	—
Municipal securities	11	11	—	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	81	—	81	—
Pass through certificates guaranteed by FNMA – adjustable rate	150	—	150	—
FHLMC participation certificates:
Fixed rate	243	—	243	—
Adjustable rate	132	—	132	—
Loans held for sale	133,990	—	133,990	—
Commitments to originate loans	591	—	—	591
Forward sales commitments	2,356	—	—	2,356

Total assets	$222,934	85,391	134,596	2,947

Liabilities:
Commitments to originate loans	$920	—	—	920
Forward sales commitments	108	—	—	108

Total liabilities	$1,028	—	—	1,028

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

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the six month periods ended March 31, 2012 and 2011 (in thousands):

	Mortgage Servicing Rights	Commitments to Originate Loans	Forward Sales Commitments
Balance at October 1, 2011	$—	360	1,328
Total realized and unrealized gains (losses):
Included in net income	—	(689)	920

Balance at March 31, 2012	$—	(329)	2,248

	Mortgage Servicing Rights	Commitments to Originate Loans	Forward Sales Commitments
Balance at October 1, 2010	$263	1,547	(240)
Total realized and unrealized gains (losses):
Included in net income	(64)	(1,804)	847

Balance at March 31, 2011	$199	(257)	607

Realized and unrealized gains and losses noted in the table above and included in net income for the six month period ended March 31, 2012, are reported in the consolidated statements of income as follows (in thousands):

Other Income
Total gains	$231

Changes in unrealized losses relating to assets still held at the balance sheet date	—

The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Impaired loans

Loans for which it is probable that the Company will not collect principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and other internal assessments of value. Appraisals are obtained when an impaired loan is deemed to be collateral dependent and at least annually thereafter. Fair value is generally the appraised value less estimated selling costs and may be discounted further if management believes any other factors or events have affected the fair value. Impaired loans are classified within Level 3 of the fair value hierarchy.

The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2012, was $78.7 million. The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2011, was $100.7 million.

Foreclosed Assets Held For Sale

Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “new basis”) and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. Fair value is estimated through current appraisals, broker price opinions, or listing prices. Appraisals are obtained when the real estate is acquired and at least annually thereafter. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

The carrying value of foreclosed assets held for sale was $21.1 million at March 31, 2012. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2012, totaled $2.8 million. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2011, totaled $10.7 million.

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

During the quarter ended March 31, 2012, list prices of fully-developed lots at the LLC’s residential development were reduced. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional $200,000 impairment charge.

The carrying value of the Company’s investment in LLCs was $17.5 million at March 31, 2012, and $17.7 million at September 30, 2011.

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

The following table presents estimated fair values of the Company’s financial instrument and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$7,575	7,575	—	—
Stock in Federal Home Loan Bank	7,633	—	7,633	—
Mortgage-backed securities held to maturity	32,778	—	32,287	—
Loans receivable held for investment	829,431	—	—	829,376
Financial Liabilities:
Customer deposit accounts	845,610	—	—	848,308
Brokered deposit accounts	24,975	—	—	25,010
Advances from FHLB	125,000	—	—	127,271
Subordinated debentures	25,774	—	—	12,887

The following table presents estimated fair values of the Company’s financial instrument and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$5,030	5,030	—	—
Stock in Federal Home Loan Bank	13,551	—	13,551	—
Mortgage-backed securities held to maturity	39,146	—	39,031	—
Loans receivable held for investment	917,134	—	—	922,191
Financial Liabilities:
Customer deposit accounts	784,681	—	—	788,751
Brokered deposit accounts	24,994	—	—	25,002
Advances from FHLB	247,000	—	—	249,456
Subordinated debentures	25,774	—	—	10,000

The following tables present the carrying values and fair values of the Company’s unrecognized financial instruments. Dollar amounts are expressed in thousands.

	March 31, 2012		September 30, 2011
	Contract or notional amount	Estimated unrealized loss	Contract or notional amount	Estimated unrealized gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$4,625	(1)	$7,879	14
Lending commitments – floating rate	—	—	—	—
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of March 31, 2012, and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

(14) INVESTMENT IN LLCs

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

As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the year ended September 30, 2010. During the quarter ended March 31, 2012, the list prices of fully-developed lots in Central Platte’s residential development were reduced. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional impairment charge of $200,000.

The following table displays the results derived from the Company’s internal valuation model and the carrying value of its investment in Central Platte at March 31, 2012. Dollar amounts are expressed in thousands.

Method 1	$15,287
Method 2	15,535
Method 3	17,525
Average of methods 1, 2, and 3	$16,116

Carrying value of investment in Central Platte Holdings, LLC	$16,116

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. No events have occurred during the six months ended March 31, 2012, that would indicate any additional impairment of the Company’s investment in NBH. The carrying value of the Company’s investment in NBH was $1.4 million at March 31, 2012.

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

This list of important factors is not all-inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank. For further discussion of these factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission, and in our Quarterly Reports, if applicable.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of March 31, 2012 were $1,192.2 million, a decrease of $61.4 million from September 30, 2011, the prior fiscal year end.

Loans receivable held for investment were $866.2 million as of March 31, 2012, a decrease of $121.2 million during the six month period. The weighted average rate on such loans as of March 31, 2012, was 5.88%, a decrease from 6.22% as of March 31, 2011.

Loans receivable held for sale as of March 31, 2012, were $134.0 million, an increase of $18.6 million from September 30, 2011. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2012, the Bank originated and purchased $849.3 million in mortgage loans held for sale, $38.5 million in mortgage loans held for investment, and $1.2 million in other loans. This total of $889.0 million in loans compares to $1,064.6 million in loans originated and purchased during the six months ended March 31, 2011.

The Bank classifies problem assets as “substandard,” “doubtful” or “loss.” Substandard assets have one or more defined weaknesses, and it is possible that the Bank will sustain some loss unless the deficiencies are corrected. Doubtful assets have the same defects as substandard assets plus other weaknesses that make collection or full liquidation improbable. Assets classified as loss are considered uncollectible and of such little value that their existence is not warranted.

The following table summarizes the Bank’s classified assets, including foreclosed assets held for sale, as reported to their primary regulator, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.

	3/31/12	9/30/11	3/31/11
Asset Classification:
Substandard	$167,826	149,336	141,898
Doubtful	—	—	—
Loss*	—	49,384	60,861

	167,826	198,720	202,759
Allowance for losses on loans and real estate owned	(36,797)	(80,561)	(84,853)

	$131,029	118,159	117,906

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	3/31/12	9/30/11	3/31/11
Total Assets	$1,192,208	1,253,584	1,266,295

Non-accrual loans	73,127	41,271	11,159
Troubled debt restructurings	27,636	81,805	76,820
Net real estate and other assets acquired through foreclosure	21,155	16,937	22,376

Total	121,918	140,013	110,355

Percent of total assets	$10.23%	11.17%	8.71%

The significant decline in TDRs from September 30, 2011, noted in the table above, is primarily the result of management’s decision to move certain impaired collateral dependent loans secured by land development properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms at March 31, 2012. Due to the continued deterioration in the real estate markets, further declines in the value of collateral securing these loans are possible.

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

Investment securities were $85.4 million as of March 31, 2012, an increase of $13.3 million from September 30, 2011. During the six month period, the Bank purchased securities of $57.1 million and sold $19.7 million of securities available for sale. The Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale during the period.

Mortgage-backed securities were $32.8 million as of March 31, 2012, a decrease of $6.4 million from the prior year end. There were no sales of mortgage-backed securities available for sale during the six month periods ended March 31, 2012. The average yield on the mortgage-backed securities portfolio was 4.78% at March 31, 2012, an increase from 4.69% at March 31, 2011.

The Company’s investment in LLCs, which is accounted for using the equity method, was $17.5 million at March 31, 2012, a decrease of $194,000 from September 30, 2011. During current quarter, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC (“Central Platte”), which was $16.1 million at March 31, 2012. There have been no events subsequent to September 30, 2011, that would indicate an additional impairment in value of the Company’s investments in NBH, LLC, which was $1.4 million at March 31, 2012.

Liabilities and Equity

Customer and brokered deposit accounts increased $60.9 million during the six months ended March 31, 2012, due primarily to an increase in retail certificates of deposits resulting from promotions during the period. The weighted average rate on customer and brokered deposits as of March 31, 2012, was 1.15%, a decrease from 1.73% as of March 31, 2011.

Advances from the FHLB were $125.0 million as of March 31, 2012, a decrease of $122.0 million from September 30, 2011. During the six month period, the Bank repaid $122.0 million in maturing FHLB advances. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of March 31, 2012. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $5.0 million as of March 31, 2012, a decrease of $5.1 million from September 30, 2011. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2011.

Total stockholders’ equity as of March 31, 2012, was $156.5 million (13.1% of total assets). This compares to $150.4 million (12.0% of total assets) at September 30, 2011. On a per share basis, stockholders’ equity was $19.90 on March 31, 2012, compared to $19.11 on September 30, 2011.

The Company did not pay any cash dividends to its stockholders during the six month period ended March 31, 2012. In accordance with the April 2010 agreement which is described more fully in Footnote 15, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from its primary regulator.

Total stockholders’ equity as of March 31, 2012, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $92,000. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Six months ended
	3/31/12	3/31/11
Return on assets	0.87%	(4.08)%
Return on equity	6.93%	(35.76)%
Equity-to-assets ratio	13.13%	11.08%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS—Comparison of three and six months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, the Company had net income of $375,000 or $0.05 per share. This compares to a net loss of $24.5 million or $(3.11) per share for the three month period ended March 31, 2011.

For the six months ended March 31, 2012, the Company had net income of $5.3 million or $0.68 per share. This compares to a net loss of $27.5 million or $(3.50) per share for the six month period ended March 31, 2011.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2012 and 2011. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Six months ended 3/31/12			As of 3/31/12 Yield/ Rate	Six months ended 3/31/11			As of 3/31/11 Yield/ Rate
	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate
Interest-earning assets
Loans	$995,651	30,163	6.06%	5.59%	$1,119,522	34,266	6.12%	6.16%
Mortgage-backed securities	36,123	962	5.33%	4.78%	44,762	1,129	5.04%	4.69%
Securities	63,153	1,466	4.64%	2.19%	57,187	1,838	6.43%	5.14%
Bank deposits	19,137	6	0.06%	0.01%	18,237	6	0.05%	0.01%

Total earning assets	1,114,064	32,597	5.85%	5.26%	1,239,708	37,239	6.01%	5.97%

Non-earning assets	98,596				108,855

Total	$1,212,660				$1,348,563

Interest-costing liabilities
Customer checking and savings deposit accounts	$258,090	610	0.47%	0.43%	$196,647	535	0.54%	0.51%
Customer and brokered certificates of deposit	587,151	4,304	1.47%	1.47%	712,194	7,613	2.14%	2.10%
FHLB Advances	172,865	1,201	1.39%	1.79%	235,444	3,107	2.64%	2.47%
Subordinated debentures	25,000	266	2.13%	2.20%	25,000	249	1.99%	1.95%

Total costing liabilities	1,043,106	6,381	1.22%	1.25%	1,169,285	11,504	1.97%	1.87%

Non-costing liabilities	13,920				15,081
Stockholders’ equity	155,634				164,197

Total	$1,212,660				$1,348,563

Net earning balance	70,958				70,423

Earning yield less costing rate			4.63%	4.01%			4.04%	4.10%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,114,064	26,216	4.71%		$1,239,708	25,735	4.15%

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

	Six months ended March 31, 2012, compared to six months ended March 31, 2011
			Yield/
	Yield	Volume	Volume	Total
Components of interest income:
Loans	$(336)	(3,790)	23	(4,103)
Mortgage-backed securities	65	(218)	(14)	(167)
Securities	(512)	192	(52)	(372)
Bank deposits	—	—	—	—

Net change in interest income	(783)	(3,816)	(43)	(4,642)

Components of interest expense:
Customer and brokered deposit accounts	(2,863)	(569)	198	(3,234)
FHLB Advances	(1,472)	(826)	392	(1,906)
Subordinated debentures	17	—	—	17

Net change in interest expense	(4,318)	(1,395)	590	(5,123)

Increase in net interest margin	$3,535	(2,421)	(633)	481

Net interest margin before loan loss provision for the six months ended March 31, 2012, increased $481,000 from the same period in the prior year. Specifically, interest income decreased $4.6 million, which was offset by a $5.1 million decrease in interest expense for the period. Interest on loans decreased $4.1 million as the result of a $123.9 million decrease in the average balance of loans receivable outstanding during the period and a 6 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $167,000 due primarily to an $8.6 million decrease in the average balance of such securities during the period, the effect of which was partially offset by a 29 basis point increase in the average rate earned on such securities during the period. Interest on investment securities decreased $372,000 resulting from a 179 basis point decrease in the average rate earned on such securities, the effect of which was partially offset by a $6.0 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $3.2 million due to a 63 basis point decrease in the average rate and a $63.6 million decrease in the average balance of such interest-costing liabilities during the period. Interest expense on FHLB advances decreased $1.9 million as the result of a 125 basis point decrease in the average rate and a $62.6 million decrease in the average balance of such liabilities during the period.

Provision for Loan Losses

The Company recorded a provision for loan losses of $5.0 million during the quarter ended March 31, 2012, due primarily to declines in the value of collateral securing impaired loans that are collateral dependent. This increase in the ALLL, resulting from the provision for loan loss, was offset by net charge offs of $26.2 million during the three month period, as the Bank’s elimination of the use of specific valuation allowances. Prior to the quarter ended March 31, 2012, measured impairments were recorded as specific valuation allowances and carried as contra-assets to reduce a loan’s carrying value to fair value. When the Bank adopted the Call Report, during the quarter ended March 31, 2012, the cumulative specific valuation allowance that were considered “confirmed losses” were charged-off and netted against their respective loans balances. For collateral dependent loans that are deemed impaired, a “confirmed loss” is defined as the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off.

The Company recorded a provision for loan losses of $2.5 million during the three month period ended December 31, 2011, due primarily to increases in specific reserves related to impaired commercial real estate loans. This increase in the ALLL, resulting from the provision for loan loss, was offset by net charge offs of $14.8 million during the period, which primarily resulted from the foreclosure or sale of certain impaired collateral dependent commercial and land development loans which were being carried at the fair value of the collateral.

The Company recorded a provision for loan losses of $38.8 million during the three month period ended March 31, 2011. This provision resulted primarily from: a) increases in specific reserves for impaired construction and land development loans related to: a) the adoption of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which clarifies the guidance on how creditors evaluate whether a restructuring of debt qualifies as a Troubled Debt Restructuring (“TDR”), and; b) a change in methodology for valuing residential development loans given the adverse economic environment and negative outlook in the residential development real estate market, which applied downward “qualitative” adjustments to the real estate appraised values for collateral dependent residential development loans that are deemed impaired, and; c) from increases in general reserves resulting from the Company’s decision to shorten the historical “look-back” period from which loss data is used to formulate estimated future loss ratios. These ratios are applied to the various loan portfolios for purposes of estimating future losses and calculating adequate levels of allowance for loan and lease losses.

The Company recorded a provision for loan losses of $10.5 million during the three month period ended December 31, 2010, due primarily to increases in specific reserves related to impaired construction and land development loans. Management performs an ongoing analysis of individual loans and of homogenous pools of loans to assess for any impairment.

On a consolidated basis, the allowance for losses on loans and real estate owned was 21.9% of total classified assets at March 31, 2012, 40.5% at September 30, 2011, and 41.8% at March 31, 2011. The significant decrease at March 31, 2012 was a result of the Bank charging-off “confirmed losses” that were carried as specific valuation allowances in prior periods, as noted above.

Management believes that the allowance for losses on loans and real estate owned is adequate. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. Also, regulatory agencies review the Company’s allowances for losses as a part of their examination process, and they may require changes in loss provision based on information available at the time of their examination.

Other Income

Other income for the three months ended March 31, 2012, increased $10.0 million from the same period in the prior year. Specifically, provision for loss on real estate owned decreased $7.6 million due primarily a change in methodology for the valuation of properties within the Bank’s land development real estate portfolio during the quarter ended March 31, 2011. Given the adverse economic environment and negative outlook in the residential development real estate market, as of March 31, 2011, the Company adopted a change in methodology for the valuation of its development real estate portfolio that applied downward “qualitative” adjustments to the real estate appraised values for foreclosed development properties. Other income increased $3.2 million, due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP. These increases were partially offset by a $601,000 decrease in gain on sale of securities as compared to the same period in the prior year, as there were no securities sold during the current quarter. In addition, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC. During the quarter ended March 31, 2012, the sales prices of fully-developed lots in Central Platte’s residential development were lowered. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional an impairment charge.

Other income for the six months ended March 31, 2012, increased $11.5 million from the same period in the prior year. Specifically, provision for loss on real estate owned decreased $8.3 due primarily a change in methodology for the valuation of properties within the Bank’s land development real estate portfolio during the quarter ended March 31, 2011. Gain on sale of loans held for sale increased $4.0 million from the same period in the prior year due primarily to increased mortgage banking spreads. Other income increased $1.8 million, due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in commercial loan prepayment penalties. These increases were partially offset by a $1.1 million decrease customer service fees due primarily due to a decrease in miscellaneous loan fees resulting from a decrease residential mortgage loan origination volume during the six month period. Gain on sale of securities decreased $1.2 million resulting from a decrease in the volume of security sales during the period. In addition, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC during the quarter ended March 31, 2012.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2012, increased $2.8 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $712,000 due to the addition of personnel in the Company’s information technology, residential lending, internal asset review, accounting, and administrative departments. Commission-based mortgage banking compensation increased $1.4 million due to an increase in residential mortgage loan origination volume from the same period in the prior year. Premises and equipment expense increased $217,000 from the same period in the prior year, primarily due to increased costs associated with moving the Company’s mortgage banking operation from Overland Park, Kansas to a new location in Kansas City, Missouri. Other expenses increased $493,000 primarily due to consulting and other expenses related to the conversion of the Bank’s core processing system, which was completed in the current period.

Total general and administrative expenses for the six months ended December 31, 2011, decreased $382,000 from the same period in the prior year. Specifically, compensation and fringe benefits increased $945,000 due to the addition of personnel in the Company’s information technology, residential lending, internal asset review, accounting, and administrative departments. Premises and equipment expense increased $372,000 from the same period in the prior year, primarily due to increased costs associated with moving the Company’s mortgage banking operation from Overland Park, Kansas to a new location in Kansas City, Missouri. Other expenses increased $484,000 primarily due to consulting and other expenses related to the conversion of the Bank’s core processing system, which was completed in the quarter ended March 31, 2012. These increases were largely offset by a $1.1 million decrease in commission-based mortgage banking compensation and a $220,000 decrease in advertising and business promotion expense, resulting primarily from a decrease residential mortgage loan origination volume from the same period in the prior year.

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

Recent Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $6.3 million, and as of March 31, 2012, the outstanding prepaid assessment was $2.0 million.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended December 30, 2011, the Financing Corporation assessment equaled .66 basis points. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB-Des Moines. At March 31, 2012, the Bank had $7.6 million in FHLB-Des Moines stock, which was in compliance with this requirement.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. At March 31, 2012, the Bank meets the qualified thrift lender test.

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

Risk-Based Capital Requirement. OCC standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OCC. Banking regulations categorize banks with risk-based capital ratios over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized.

At March 31, 2012, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2012, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At March 31, 2012	Amount
GAAP capital (Bank only)	$160,020
Adjustment for regulatory capital:
Intangible assets	(2,421)
Reverse the effect of SFAS No. 115	(92)

Tangible capital	157,507
Qualifying intangible assets	—

Tier 1 capital (core capital)	157,507
Qualifying general valuation allowance	13,201

Risk-based capital	$170,708

	As of March 31, 2012
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$170,708	16.5%	82,600	≥8%	103,249	≥10%
Core capital to adjusted tangible assets	157,507	13.5%	46,760	≥4%	58,450	≥5%
Tangible capital to tangible assets	157,507	13.5%	17,535	≥1.5%	—	—
Tier 1 capital to risk-weighted assets	157,507	15.3%	—	—	61,950	≥6%

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

Federal Reserve System

The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of March 31, 2012, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains sufficient liquidity to ensure safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank’s primary sources of liquidity are cash and cash equivalents, the sale and repayment of loans, the retention of existing or newly acquired retail deposits, and FHLB advances. Additional sources of liquidity include the sale of investment securities available for sale, brokered deposits, reverse repurchase agreements, FRB advances, and the acquisition of deposits through a nationwide internet listing service.

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At March 31, 2012, the Bank had a total borrowing capacity at FHLB of $171.0 million, and outstanding advances of $125.0 million. As an additional source of liquidity, the Bank has $51.5 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at March 31, 2012.

The Bank entered into a Supervisory Agreement with the Office of Thrift Supervision on April 30, 2010, which, among other things, required the Bank to reduce its level of brokered deposits. The OTS subsequently approved the Bank’s plan to reduce brokered deposits to $145.0 million by June 30, 2010, to $135.0 million by June 30, 2011 and to $125.0 million by June 30, 2012. As of March 31, 2012, the Bank’s brokered deposits totaled $25.0 million.

Fluctuations in the level of interest rates typically impact prepayments on mortgage loans and mortgage related securities. During periods of falling rates, these prepayments increase and a greater demand exists for new loans. The Bank’s ability to attract and retain customer deposits is partially impacted by area competition and by other alternative investment sources that may be available to the Bank’s customers in various interest rate environments. Management believes that the Bank will retain most of its maturing time deposits in the foreseeable future. However, any material funding needs that may arise in the future can be reasonably satisfied through the use of the Bank’s primary and additional liquidity sources, described above. Management is not currently aware of any other trends, market conditions, or other economic factors that could materially impact the Bank’s primary sources of funding or affect its future ability to meet obligations as they come due. Although future changes to the level of market interest rates are uncertain, management believes its sources of funding will continue to remain stable during upward and downward interest rate environments

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II—OTHER INFORMATION

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

Item 4. Mine Safety Disclosures

None.

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

NASB Financial, Inc.

(Registrant)

May 10, 2012	By:	/s/ David H. Hancock
David H. Hancock
Chairman and
Chief Executive Officer

May 10, 2012	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer