Form 10-Q
period 2012-06-30
NASB FINANCIAL INC
filed 2012-08-09
CIK 1059131

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares of Common Stock of the Registrant outstanding as of August 6, 2012, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	September 30, 2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$8,553	5,030
Securities:
Available for sale, at fair value	190,533	72,125
Stock in Federal Home Loan Bank, at cost	8,097	13,551
Mortgage-backed securities:
Available for sale, at fair value	575	715
Held to maturity, at cost	28,567	39,146
Loans receivable:
Held for sale, at fair value	123,862	115,434
Held for investment, net	807,091	987,400
Allowance for loan losses	(34,816)	(70,266)

Total loans receivable, net	896,137	1,032,568

Accrued interest receivable	4,414	4,870
Foreclosed assets held for sale, net	17,488	16,937
Premises and equipment, net	15,176	14,434
Investment in LLCs	17,363	17,674
Deferred income tax asset, net	20,377	19,221
Income taxes receivable	—	3,124
Other assets	13,289	14,189

	$1,220,569	1,253,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$844,058	784,681
Brokered deposit accounts	21,358	24,994
Advances from Federal Home Loan Bank	150,000	247,000
Subordinated debentures	25,774	25,774
Escrows	6,909	10,082
Income taxes payable	169	—
Accrued expenses and other liabilities	11,092	10,675

Total liabilities	1,059,360	1,103,206

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,656	16,652
Retained earnings	181,775	171,406
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive loss	(283)	(741)

Total stockholders’ equity	161,209	150,378

	$1,220,569	1,253,584

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest on loans receivable	$13,654	16,339	43,817	50,605
Interest on mortgage-backed securities	415	601	1,377	1,730
Interest and dividends on securities	676	1,116	2,142	2,954
Other interest income	5	1	11	7

Total interest income	14,750	18,057	47,347	55,296

Interest on customer and brokered deposit accounts	2,241	3,755	7,155	11,903
Interest on advances from Federal Home Loan Bank	658	1,004	1,859	4,111
Interest on subordinated debentures	135	122	401	371

Total interest expense	3,034	4,881	9,415	16,385

Net interest income	11,716	13,176	37,932	38,911
Provision for loan losses	3,000	68	10,500	49,394

Net interest income (loss) after provision for loan losses	8,716	13,108	27,432	(10,483)

Other income (expense):
Loan servicing fees, net	39	(73)	104	(30)
Impairment recovery on mortgage servicing rights	—	25	—	42
Customer service fees and charges	1,424	1,256	4,036	5,016
Provision for loss on real estate owned	(361)	—	(3,784)	(11,731)
Gain (loss) on sale of securities available for sale	—	203	(343)	673
Gain (loss) on sale of securities held to maturity	(32)	—	(32)	411
Gain from sale of loans receivable held for sale	12,949	5,325	32,785	21,174
Impairment loss on investment in LLCs	—	—	(200)	—
Other	1,542	(351)	1,833	(1,837)

Total other income	15,561	6,385	34,399	13,718

General and administrative expenses:
Compensation and fringe benefits	5,633	4,696	16,454	14,572
Commission-based mortgage banking compensation	4,421	2,364	11,730	10,756
Premises and equipment	1,184	1,082	3,669	3,195
Advertising and business promotion	1,614	1,628	3,995	4,229
Federal deposit insurance premiums	361	404	1,148	1,307
Other	2,850	2,182	7,975	6,823

Total general and administrative expenses	16,063	12,356	44,971	40,882

Income (loss) before income tax expense (benefit)	8,214	7,137	16,860	(37,647)
Income tax expense (benefit)	3,159	2,748	6,491	(14,494)

Net income (loss)	$5,055	4,389	10,369	(23,153)

Basic earnings (loss) per share	$0.64	0.56	1.32	(2.94)

Diluted earnings (loss) per share	$0.64	0.56	1.32	(2.94)

Basic weighted average shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	stock	capital	earnings	stock	income (loss)	equity
	(Dollars in thousands)
Balance at October 1, 2011	$1,479	16,652	171,406	(38,418)	(741)	150,378
Comprehensive income:
Net income	—	—	10,369	—	—	10,369
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	458	458

Total comprehensive income						10,827
Stock based compensation expense	—	4	—	—	—	4

Balance at June 30, 2012	$1,479	16,656	181,775	(38,418)	(283)	161,209

Nine months ended
June 30, 2012
(Dollars in thousands)
Reclassification Disclosure:
Unrealized gain on available for sale securities, net of income taxes of $142	$227
Reclassification adjustment for loss included in net income, net of income taxes of $144	231

Change in unrealized gain on available for sale securities, net of income taxes of $287	$458

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$10,369	(23,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,461	1,390
Amortization and accretion, net	(832)	(116)
(Gain) loss on sale of securities available for sale	343	(673)
(Gain) loss on sale of securities held to maturity	32	(411)
Loss from investment in LLCs	116	57
Impairment loss on investment in LLCs	200	—
Impairment recovery on mortgage servicing rights	—	(42)
Gain from loans receivable held for sale	(32,785)	(21,174)
Provision for loan losses	10,500	49,394
Provision for loss on real estate owned	3,784	11,731
Origination of loans receivable held for sale	(1,294,296)	(1,229,443)
Sale of loans receivable held for sale	1,318,653	1,352,568
Stock based compensation – stock options	4	37
Changes in:
Net fair value of loan-related commitments	(1,364)	1,354
Accrued interest receivable	456	267
Prepaid and accrued expenses, other liabilities and income taxes receivable, and income taxes payable	3,816	(15,862)

Net cash provided by operating activities	20,457	125,924

Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	9,654	11,871
Available for sale	118	159
Principal repayments of investment securities:
Held to maturity	—	166
Available for sale	25,109	8,198
Principal repayments of mortgage loans receivable held for investment	185,273	131,596
Principal repayments of other loans receivable	3,122	4,222
Loan origination - mortgage loans receivable held for investment	(62,045)	(104,550)
Loan origination - other loans receivable	(2,509)	(2,346)
Purchase of mortgage loans receivable held for investment	(709)	(1,219)
Proceeds from sale of Federal Home Loan Bank stock	5,454	5,882
Purchase of mortgage backed securities held to maturity	—	(8,768)
Purchase of investment securities available for sale	(163,147)	(71,259)
Proceeds from sale of mortgage backed securities held to maturity	859	—
Proceeds from sale of investment securities held to maturity	—	1,491
Proceeds from sale of investment securities available for sale	19,678	26,916
Proceeds from sale of real estate owned	8,155	18,983
Purchases of premises and equipment, net	(2,203)	(1,785)
Investment in LLCs	(4)	(6)
Other	640	(141)

Net cash provided by investing activities	27,445	19,410

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	55,794	(51,499)
Proceeds from advances from Federal Home Loan Bank	25,000	56,000
Repayment on advances from Federal Home Loan Bank	(122,000)	(153,000)
Change in escrows	(3,173)	(3,719)

Net cash used in financing activities	(44,379)	(152,218)

Net increase (decrease) in cash and cash equivalents	3,523	(6,884)

Cash and cash equivalents at beginning of the period	5,030	14,033

Cash and cash equivalents at end of period	$8,553	7,149

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$4,642	2,728
Cash paid for interest	9,461	16,524

Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$15,974	31,148
Conversion of real estate owned to loans receivable	3,907	4,220

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on December 14, 2011. Operating results for the nine month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The condensed consolidated balance sheet of the Company as of September 30, 2011, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2012, have remained unchanged from September 30, 2011. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the Company’s year ended September 30, 2011.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECONCILIATION OF BASIC EARNINGS (LOSS) PER SHARE TO DILUTED EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the periods indicated.

	Three months ended		Nine months ended
	6/30/12	6/30/11	6/30/12	6/30/11
Net income (loss) (in thousands)	$5,055	4,389	10,369	(23,153)

Average common shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614
Average common share stock options outstanding	—	—	—	—

Average diluted common shares	7,867,614	7,867,614	7,867,614	7,867,614

Earnings (loss) per share:
Basic	$0.64	0.56	1.32	(2.94)
Diluted	0.64	0.56	1.32	(2.94)

At June 30, 2012 and 2011, options to purchase 47,538 and 49,538 shares, respectively, of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at June 30, 2012. Dollar amounts are expressed in thousands.

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$58,113	613	723	58,003
U.S. Government sponsored agency securities	132,888	159	528	132,519
Municipal securities	11	—	—	11

Total	$191,012	772	1,251	190,533

The following table presents a summary of securities available for sale at September 30, 2011. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$48,412	263	1,763	46,912
Trust preferred securities	24,942	254	—	25,196
Municipal securities	17	—	—	17

Total	$73,371	517	1,763	72,125

During the nine month period ended June 30, 2012, the Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale. The Company realized gross gains of $673,000 and no gross losses on the sale of securities available for sale during the nine month period ended June 30, 2011.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at June 30, 2012. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	Fair	unrealized	fair	unrealized
	Value	Losses	value	losses
Corporate debt securities	$12,836	361	$15,621	362
U.S. Government sponsored agency securities	61,559	528	—	—

Total	$74,395	889	$15,621	362

Management monitors the securities portfolio for impairment on an ongoing basis. This process involves monitoring market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at June 30, 2012, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary.

The scheduled maturities of securities available for sale at June 30, 2012 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$11,841	—	12	11,829
Due from one to five years	122,782	361	334	122,809
Due from five to ten years	45,594	411	596	45,409
Due after ten years	10,795	—	309	10,486

Total	$191,012	772	1,251	190,533

(4) SECURITIES HELD TO MATURITY

There were no securities held to maturity at June 30, 2012 and September 30, 2011.

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

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at June 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	Losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$80	—	—	80
Pass-through certificates guaranteed by FNMA – adjustable rate	145	4	—	149
FHLMC participation certificates:
Fixed rate	205	11	—	216
Adjustable rate	126	4	—	130

Total	$556	19	—	575

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

There were no sales of mortgage-backed securities available for sale during the nine month periods ended June 30, 2012 and 2011.

The scheduled maturities of mortgage-backed securities available for sale at June 30, 2012 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$205	11	—	216
Due after ten years	351	8	—	359

Total	$556	19	—	575

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at June 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$38	—	—	38
FNMA pass-through certificates:
Fixed rate	4	—	—	4
Balloon maturity and adjustable rate	25	—	—	25
Collateralized mortgage obligations	28,500	97	313	28,284

Total	$28,567	97	313	28,351

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

During the quarter ended June 30, 2012, the Bank recognized a loss of $32,000 on the sale of a mortgage backed security which was classified as held to maturity. The security had an amortized cost of $891,000 at the time of sale. The decision was made to sell the security after it was determined that there was significant deterioration in the issuer’s creditworthiness. There were no other sales of mortgage-backed securities held to maturity during the nine month periods ended June 30, 2012 and 2011.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at June 30, 2012. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized
	Value	losses	Value	losses
Collateralized mortgage obligations	$11,411	144	$9,440	169

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at June 30, 2012, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at June 30, 2012, have been made, and it is anticipated that the entire principal balance of such securities will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at June 30, 2012, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$10	—	—	10
Due from five to ten years	1,378	—	32	1,346
Due after ten years	27,179	97	281	26,995

Total	$28,567	97	313	28,351

Actual maturities and pay-downs of mortgage-backed securities held to maturity will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(7) LOANS RECEIVABLE

The Bank has traditionally concentrated its lending activities on mortgage loans secured by residential and business property and, to a lesser extent, development lending. Residential mortgage loans have either long-term fixed or adjustable rates. The Bank also has a portfolio of mortgage loans that are secured by multifamily, construction, development, and commercial real estate properties. The remaining part of North American’s loan portfolio consists of non-mortgage commercial and installment loans. The following table presents the Bank’s total loans receivable at June 30, 2012 and September 30, 2011. Dollar amounts are expressed in thousands.

	June 30, 2012	September 30, 2011
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$336,135	329,715
Business properties	349,424	409,737
Partially guaranteed by VA or insured by FHA	4,424	3,947
Construction and development	115,621	181,663

Total mortgage loans	805,604	925,062
Commercial loans	17,660	80,937
Installment loans and lease financing to individuals	7,733	9,028

Total loans receivable held for investment	830,997	1,015,027
Less:
Undisbursed loan funds	(18,369)	(20,944)
Unearned discounts and fees on loans, net of deferred costs	(5,537)	(6,683)

Net loans receivable held for investment	$807,091	987,400

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$123,862	115,434

Included in the loans receivable balances at June 30, 2012, are participating interests in mortgage loans and wholly owned mortgage loans serviced by other institutions in the amount of $4.4 million. Loans and participations serviced for others amounted to approximately $29.9 million at June 30, 2012. Loans serviced for others are not included in the accompanying consolidated balance sheets.

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

During the nine month period ended June 30, 2012, the Bank renewed a number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

In July 2011, the Office of Thrift Supervision (“OTS”) merged with and into the Office of the Comptroller of the Currency (“OCC”), and the OCC became the Bank’s primary regulator. Beginning with the quarter ended March 31, 2012, the Bank was required to file a Consolidated Report of Condition and Income (“Call Report”) instead of the previously required Thrift Financial Report (“TFR”). With the adoption of the Call Report, the Bank was required to discontinue using specific valuation allowances on loans deemed impaired. The TFR had allowed any measured impairments to be carried as specific valuation allowances, whereas the Call Report requires any measured impairments that are deemed “confirmed losses” to be charged-off and netted from their respective loan balances. For impaired loans that are collateral dependent, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off. During the quarter ended March 31, 2012, the Bank charged-off against ALLL the aggregate “confirmed losses,” that were carried as specific valuation allowances in prior periods, and netted them against their respective loan balances for reporting purposes. This change had no impact on net loans receivable as presented in the consolidated balance sheet. In addition, this change did not materially impact the analysis of ALLL, which is described in more detail in the following paragraph, as specific valuation allowances were previously considered in the determination of historical loss ratios.

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

The following table presents the balance in the allowance for loan losses for the three and nine months ended June 30, 2012 and 2011. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at April 1, 2012	$6,941	3	13,881	15,169	651	152	36,797
Provision for loan losses	6,970	(3)	(5,165)	1,302	(89)	(15)	3,000
Losses charged off	(1,982)	—	(1,973)	(3,317)	—	—	(7,272)
Recoveries	20	2	1,662	588	—	19	2,291

Balance at June 30, 2012	$11,949	2	8,405	13,742	562	156	34,816

Balance at October 1, 2011	$6,663	12	13,201	41,863	7,682	845	70,266
Provision for loan losses	9,684	(12)	6,748	(1,359)	(4,551)	(10)	10,500
Losses charged off	(4,524)	—	(13,206)	(27,350)	(2,569)	(698)	(48,347)
Recoveries	126	2	1,663	588	—	19	2,397

Balance at June 30, 2012	$11,949	2	8,405	13,742	562	156	34,816

Balance at April 1, 2011	$10,013	9	7,869	48,287	6,007	1,262	73,447
Provision for loan losses	(2,775)	2	2,722	(1,285)	729	675	68
Losses charged off	(566)	—	(138)	(1,106)	(91)	—	(1,901)
Recoveries	—	—	—	250	—	—	250

Balance at June 30, 2011	$6,672	11	10,453	46,146	6,645	1,937	71,864

Balance at October 1, 2010	$4,427	10	6,708	19,018	1,015	1,138	32,316
Provision for loan losses	3,535	1	5,255	33,750	5,721	1,132	49,394
Losses charged off	(1,290)	—	(1,510)	(6,949)	(91)	(342)	(10,182)
Recoveries	—	—	—	327	—	9	336

Balance at June 30, 2011	$6,672	11	10,453	46,146	6,645	1,937	71,864

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at June 30, 2012. Dollar amounts are expressed in thousands.

Allowance for loan losses:
Ending balance of allowance
For loan losses related To loans at June 30, 2012:
Individually evaluated for Impairment	$430	1	—	—	—	1	432

Collectively evaluated for Impairment	$11,519	1	8,405	13,742	562	155	34,384

Acquired with deteriorated credit quality	$—	—	—	—	—	—	—

Loans:
Balance at June 30, 2012	$337,670	123,862	346,909	97,125	17,654	7,733	930,953

Ending balance:
Loans individually evaluated For impairment	$10,956	1	20,596	50,241	—	63	81,857

Loans collectively evaluated For impairment	$326,714	123,861	326,313	46,884	17,654	7,670	849,096

Loans acquired with Deteriorated credit quality	$3,333	—	—	—	—	—	3,333

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at September 30, 2011. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance
For loan losses related to loans at September 30, 2011:
Individually evaluated for Impairment	$1,498	12	4,871	28,031	4,038	640	39,090

Collectively evaluated for Impairment	$5,165	—	8,330	13,832	3,644	205	31,176

Acquired with deteriorated credit quality	$—	—	—	—	—	—	—

Loans:
Balance at September 30, 2011	$330,077	115,434	405,745	162,021	80,555	9,002	1,102,834

Ending balance:
Loans individually evaluated for impairment	$11,124	12	21,653	108,355	8,714	702	150,560

Loans collectively evaluated for impairment	$316,437	115,422	384,092	53,666	71,841	8,300	949,758

Loans acquired with Deteriorated credit quality	$2,516	—	—	—	—	—	2,516

Classified Assets, Delinquencies, and Non-accrual Loans

Classified assets - In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of little value. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of June 30, 2012. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$300,430	123,861	268,534	39,423	1,402	7,562	741,212
Pass – Watch	4,484	—	16,762	25,937	—	—	47,183
Special Mention	2,430	—	975	2,218	—	—	5,623
Substandard	29,779	1	60,638	29,146	16,252	171	135,987
Doubtful	547	—	—	401	—	—	948
Loss	—	—	—	—	—	—	—

Total	$337,670	123,862	346,909	97,125	17,654	7,733	930,953

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2011. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$312,206	115,422	351,132	28,668	48,822	8,237	864,487
Pass – Watch	2,325	—	12,864	16,187	—	—	31,376
Special Mention	1,268	—	10,810	353	23,020	31	35,482
Substandard	12,780	—	26,068	88,782	4,675	94	132,399
Doubtful	—	—	—	—	—	—	—
Loss	1,498	12	4,871	28,031	4,038	640	39,090

Total	$330,077	115,434	405,745	162,021	80,555	9,002	1,102,834

The following table presents the Company’s loan portfolio aging analysis as of June 30, 2012. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$4,199	1,396	14,510	20,105	317,565	337,670	6,161
Residential held for sale	—	—	1	1	123,861	123,862	—
Commercial real estate	272	382	432	1,086	345,823	346,909	—
Construction & development	957	—	4,551	5,508	91,617	97,125	—
Commercial	—	—	—	—	17,654	17,654	—
Installment	11	1	171	183	7,550	7,733	—

Total	$5,439	1,779	19,665	26,883	904,070	930,953	6,161

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2011. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$3,678	1,875	10,407	15,960	314,117	330,077	—
Residential held for sale	—	1	1	2	115,432	115,434	—
Commercial real estate	4,013	—	5,671	9,684	396,061	405,745	—
Construction & development	—	259	17,056	17,315	144,706	162,021	—
Commercial	—	—	8,067	8,067	72,488	80,555	—
Installment	13	19	69	101	8,901	9,002	—

Total	$7,704	2,154	41,271	51,129	1,051,705	1,102,834	—

When a loan becomes 90 days past due, or when full payment of interest and principal is not expected, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. In some instances, a loan may become 90 days past due if it has exceeded its maturity date but the Bank and borrower are still negotiating the terms of an extension agreement. In those instances, the Bank typically continues to accrue interest, provided the borrower has continued making interest payments after the maturity date and full payment of interest and principal is expected. The following table presents the Company’s nonaccrual loans. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.

	6/30/12	9/30/11
Residential	$15,534	10,407
Residential held for sale	1	1
Commercial real estate	12,127	5,671
Construction & development	35,527	17,056
Commercial	—	8,067
Installment	171	69

Total	$63,360	41,271

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, further declines in the value of collateral securing these loans are possible. In accordance with GAAP, such loans have been charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at June 30, 2012. Interest income is recognized on a cash-basis as payments are received.

As of June 30, 2012, $48.7 million (76.8%) of the loans classified as nonaccrual were current and paying as agreed.

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

During the quarter ended June 30, 2012, the Company modified one residential loan with a recorded investment of $400,000 prior to modification, which was deemed to be a TDR. This modification, which was the result of a bankruptcy proceeding, resulted in a $269,000 reduction in the principal balance of the loan, a reduction in the interest rate, and an extension of the maturity date. The Company also modified eleven construction and land development loans with a recorded investment of $6.4 million prior to modification which had previously been deemed TDRs and continued to be TDRs following the current modification. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent and were being carried at the fair value of the underlying collateral prior to modification. The Company modified one commercial loan with a recorded investment of $2.6 million prior to modification, which had previously been deemed a TDR and continued to be classified as such following the current modification. The modification granted a six-month interest-only period so that the borrower could make repairs to the property. This loan is considered collateral dependent and was being carried at the fair value of the underlying collateral prior to modification. In addition, the Company modified one commercial loan with a recorded investment of $2.3 million prior to modification, which was deemed to be a TDR. The modification resulted in an increase in the loan balance of $198,000, which was applied to another loan owned by the Bank. In addition, the term was extended five years. There was no change in the contractual interest rate, and the modification did not result in any measured impairment or specific allowances. This loan is considered collateral dependent and was being carried at the fair value of the underlying collateral.

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

TDRs secured by residential properties with a recorded investment of $3.6 million, TDRs secured by commercial properties with a recorded investment of $5.9 million, and TDRs secured by land development properties with a recorded investment of $3.5 million defaulted during the nine month period ended June 30, 2012. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

During the nine month period ended June 30, 2011, the Company modified two residential loans, with a recorded investment of $416,000 prior to modification, which were deemed TDRs. The modifications, which lowered the interest rate and extended the maturity date, resulted in specific loss allowances of $21,000 based upon the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement. In addition, the Company modified one commercial real estate loan during the period, which had a recorded investment of $3.2 million prior to modification and was deemed a TDR. The Bank lowered the interest rate, extended the maturity for five years, and disbursed additional funds for improvements to the property. Prior to modification, this loan was considered impaired and collateral dependent and had been written down to the fair value of the collateral, less costs to sell. Also during the period ended June 30, 2011, the Company modified ninety land development loans, with a recorded investment of $97.6 million prior to modification, which were deemed TDRs. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific loss allowances of $24.6 million, based upon the fair value of the collateral. Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses. TDRs secured by residential properties with a recorded investment of $395,000, TDRs secured by commercial properties with a recorded investment of $3.2 million, and TDRs secured by land development properties with a recorded investment of $8.9 million defaulted during the period ended June 30, 2011. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	June 30, 2012	September 30, 2011
Troubled debt restructurings:
Residential	$4,951	3,868
Residential held for sale	—	—
Commercial real estate	9,518	6,250
Construction & development	46,395	71,687
Commercial	—	—
Installment	—	—

Total	$60,864	81,805

Performing troubled debt restructurings:
Residential	$595	848
Residential held for sale	—	—
Commercial real estate	3,840	6,250
Construction & development	14,066	65,505
Commercial	—	—
Installment	—	—

Total	$18,501	72,603

The following table presents impaired loans, including troubled debt restructurings, as of June 30, 2012. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$8,392	10,222	—	9,075	168
Residential held for sale	—	—	—	—	—
Commercial real estate	20,596	29,482	—	24,239	1,225
Construction & development	50,241	58,697	—	54,275	2,233
Commercial	—	—	—	—	—
Installment	62	700	—	62	9

Loans with a specific valuation allowance:
Residential	$2,563	2,601	430	2,493	61
Residential held for sale	1	1	1	—	—
Commercial real estate	—	—	—	—	—
Construction & development	—	—	—	—	—
Commercial	—	—	—	—	—
Installment	1	1	1	1	—

Total:
Residential	$10,955	12,823	430	11,568	229
Residential held for sale	1	1	1	—	—
Commercial real estate	20,596	29,482	—	24,239	1,225
Construction & development	50,241	58,697	—	54,275	2,233
Commercial	—	—	—	—	—
Installment	63	701	1	63	9

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2011. Dollar amounts are expressed in thousands.

		Unpaid		YTD Average	Interest
	Recorded	Principal	Specific	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized
Loans without a specific valuation allowance:
Residential	$5,035	5,088	—	5,006	181
Residential held for sale	—	—	—	—	—
Commercial real estate	5,703	5,732	—	5,816	445
Construction & development	31,072	31,074	—	29,786	1,520
Commercial	—	—	—	—	—
Installment	—	—	—	—	—

Loans with a specific valuation allowance:
Residential	$4,591	6,188	1,498	5,299	198
Residential held for sale	—	12	12	11	—
Commercial real estate	11,079	15,985	4,871	13,525	663
Construction & development	49,252	77,322	28,031	58,272	3,413
Commercial	4,675	8,790	4,038	6,063	91
Installment	62	704	640	216	40

Total:
Residential	$9,626	11,276	1,498	10,305	379
Residential held for sale	—	12	12	11	—
Commercial real estate	16,782	21,717	4,871	19,341	1,108
Construction & development	80,324	108,396	28,031	88,058	4,933
Commercial	4,675	8,790	4,038	6,063	91
Installment	62	704	640	216	40

(8) FORECLOSED ASSETS HELD FOR SALE

Real estate owned and other repossessed property consisted of the following at June 30, 2012. Dollar amounts are expressed in thousands.

	6/30/12	9/30/11
Real estate acquired through (or deed in lieu of) foreclosure	$17,488	27,232
Less: allowance for losses	—	(10,295)

Total	$17,488	16,937

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

With the adoption of the Call Report during the quarter ended March 31, 2012, the Bank was required to begin following regulatory guidance related to the Call Report requirements. One such requirement resulted in a change in the treatment of specific loss reserves for foreclosed assets held for sale. Previous Thrift Financial Report guidance allowed banks to reduce an asset’s carrying value through a specific allowance when the fair value declined to an amount less than its carrying value. Call Report guidance requires that the carrying value of foreclosed assets held for sale be written down to fair value through a charge to earnings. During the quarter ended March 31, 2012, the Bank charged-off the previously established specific allowances on such assets of $9.4 million. This change had no impact on net foreclosed assets held for sale as presented in the consolidated balance sheet.

(9) SUBORDINATED DEBENTURES

On December 13, 2006, the Company, through its wholly owned statutory trust, NASB Preferred Trust I (the “Trust”), issued $25 million of pooled Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by the Company upon formation, the Company owns all the common securities of the Trust.

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

On July 11, 2012, the Company notified security holders that it was exercising its right to defer the payment of interest on its Trust Preferred Securities for a period of up to five years.

(10) INCOME TAXES

The Company’s federal and state income tax returns for fiscal years 2009 through 2011 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

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

		Mortgage	Other and
Three months ended June 30, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$11,852	—	(136)	11,716
Provision for loan losses	3,000	—	—	3,000
Other income	835	15,233	(507)	15,561
General and administrative expenses	6,526	9,733	(196)	16,063
Income tax expense	1,217	2,117	(175)	3,159

Net income	$1,944	3,383	(272)	5,055

		Mortgage	Other and
Three months ended June 30, 2011	Banking	Banking	Eliminations	Consolidated
Net interest income	$13,293	—	(117)	13,176
Provision for loan losses	—	—	68	68
Other income	901	5,908	(424)	6,385
General and administrative expenses	6,096	6,498	(238)	12,356
Income tax expense (benefit)	3,118	(227)	(143)	2,748

Net income (loss)	$4,980	(363)	(228)	4,389

		Mortgage	Other and
Nine months ended June 30, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$38,334	—	(402)	37,932
Provision for loan losses	10,500	—	—	10,500
Other income (loss)	(1,496)	37,315	(1,420)	34,399
General and administrative expenses	19,100	26,408	(537)	44,971
Income tax expense	2,787	4,199	(495)	6,491

Net income	$4,451	6,708	(790)	10,369

		Mortgage	Other and
Nine months ended June 30, 2011	Banking	Banking	Eliminations	Consolidated
Net interest income	$39,256	—	(345)	38,911
Provision for loan losses	49,326	—	68	49,394
Other income (loss)	(9,047)	23,799	(1,034)	13,718
General and administrative expenses	17,443	23,941	(502)	40,882
Income tax benefit	(14,076)	(55)	(363)	(14,494)

Net loss	$(22,484)	(87)	(582)	(23,153)

(12) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $1.6 million, a decrease in other liabilities of $360,000, and an increase in other income of $2.0 million for the quarter ended June 30, 2012. The Company recorded an increase in other assets of $945,000, a decrease in other liabilities of $333,000, and an increase in other income of $1.3 million for the nine month period ended June 30, 2012.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $747,000, an increase in other liabilities of $89,000, and a decrease in other income of $836,000 during the quarter ended June 30, 2012. The Company recorded a decrease in other assets of $13,000, a decrease in other liabilities of $98,000, and an increase in other income of $85,000 during the nine month period ended June 30, 2012.

The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2012, is disclosed in Footnote 13, Fair Value Measurements.

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

Mortgage-backed securities that are available for sale are valued by using broker dealer quotes for similar assets in markets that are not active. Such quotes are based on actual transactions for similar assets. Although the Company does not validate these quotes, they are reviewed by management for reasonableness in relation to current market conditions. Additionally, they are obtained from experienced brokers who have an established relationship with the Bank and deal regularly with these types of securities. The Company does not make any adjustment to the quotes received from broker dealers. These measurements are classified as Level 2.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at June 30, 2012 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
Corporate debt securities	$58,003	58,003	—	—
U.S. Government sponsored agency securities	132,519	132,519	—	—
Municipal securities	11	11	—	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	80	—	80	—
Pass through certificates guaranteed by FNMA – adjustable rate	149	—	149	—
FHLMC participation certificates:
Fixed rate	216	—	216	—
Adjustable rate	130	—	130	—
Loans held for sale	123,862	—	123,862	—
Commitments to originate loans	2,199	—	—	2,199
Forward sales commitments	1,609	—	—	1,609

Total assets	$318,778	190,533	124,437	3,808

Liabilities:
Commitments to originate loans	$560	—	—	560
Forward sales commitments	196	—	—	196

Total liabilities	$756	—	—	756

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

The following table presents a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the nine month period ended June 30, 2012 (in thousands):

	Mortgage	Commitments
	Servicing	to Originate	Forward Sales
	Rights	Loans	Commitments
Balance at October 1, 2011	$—	360	1,328
Total realized and unrealized gains (losses):
Included in net income	—	1,279	85

Balance at June 30, 2012	$—	1,639	1,413

Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2012, are reported in the consolidated statements of income as follows (in thousands):

Other
Income
Total gains	$1,364

Changes in unrealized gains (losses) relating to assets still held at the balance sheet date	—

The following table presents a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the nine month period ended June 30, 2011 (in thousands):

	Mortgage	Commitments
	Servicing	to Originate	Forward Sales
	Rights	Loans	Commitments
Balance at October 1, 2010	$263	1,547	(240)
Total realized and unrealized gains (losses):
Included in net income	(164)	(2,430)	1,077

Balance at June 30, 2011	$99	(883)	837

Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2011, are reported in the consolidated statements of income as follows (in thousands):

	Loan	Impairment Loss
	Servicing	on Mortgage	Other
	Fees	Servicing Rights	Income
Total gains (losses)	$(206)	42	(1,354)

Changes in unrealized gains (losses) relating to assets still held at the balance sheet date	$—	—	—

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

The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2012, was $66.0 million. The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2011, was $102.3 million.

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

The carrying value of foreclosed assets held for sale was $17.5 million at June 30, 2012. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2012, totaled $3.2 million. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2011, totaled $10.6 million.

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

During the quarter ended March 31, 2012, list prices of fully-developed lots at the LLC’s residential development were reduced. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional $200,000 impairment charge. During the quarter ended June 30, 2012, no event has occurred that would indicate any additional impairment of the Company’s investment in LLCs.

The carrying value of the Company’s investment in LLCs was $17.4 million at June 30, 2012, and $17.7 million at September 30, 2011.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$8,553	8,553	—	—
Stock in Federal Home Loan Bank	8,097	—	8,097	—
Mortgage-backed securities held to maturity	28,567	—	28,351	—
Loans receivable held for investment	772,275	—	—	786,073

Financial Liabilities:
Customer deposit accounts	844,058	—	—	844,124
Brokered deposit accounts	21,358	—	—	21,361
Advances from FHLB	150,000	—	—	152,195
Subordinated debentures	25,774	—	—	12,887

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$5,030	5,030	—	—
Stock in Federal Home Loan Bank	13,551	—	13,551	—
Mortgage-backed securities held to maturity	39,146	—	39,031	—
Loans receivable held for investment	917,134	—	—	922,191

Financial Liabilities:
Customer deposit accounts	784,681	—	—	788,751
Brokered deposit accounts	24,994	—	—	25,002
Advances from FHLB	247,000	—	—	249,456
Subordinated debentures	25,774	—	—	10,000

The following tables present the carrying values and fair values of the Company’s unrecognized financial instruments. Dollar amounts are expressed in thousands.

	June 30, 2012		September 30, 2011
	Contract or	Estimated	Contract or	Estimated
	notional	unrealized	notional	unrealized
	amount	loss	amount	gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$2,235	3	$7,879	14
Lending commitments – floating rate	2,268	(56)	—	—
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of June 30, 2012, and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

(14) INVESTMENT IN LLCs

The Company is a member of two limited liability companies, Central Platte Holdings LLC (“Central Platte”) and NBH, LLC (“NBH”), which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

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

As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the year ended September 30, 2010. During the quarter ended March 31, 2012, list prices of fully-developed lots in Central Platte’s residential development were reduced. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional impairment charge of $200,000 during the quarter ended March 31, 2012. No events have occurred during the quarter ended June 30, 2012, that would indicate any additional impairment of the Company’s investment in Central Platte.

The following table displays the results derived from the Company’s internal valuation model and the carrying value of its investment in Central Platte at June 30, 2012. Dollar amounts are expressed in thousands.

Method 1	$15,340
Method 2	15,393
Method 3	17,599

Average of methods 1, 2, and 3	$16,111

Carrying value of investment in Central Platte Holdings, LLC	$15,998

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. No events have occurred during the nine months ended June 30, 2012, that would indicate any additional impairment of the Company’s investment in NBH. The carrying value of the Company’s investment in NBH was $1.4 million at June 30, 2012.

(15) REGULATORY AGREEMENTS

On April 30, 2010, the Board of Directors of North American Savings Bank, F.S.B. (the “Bank”), a wholly owned subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator at that time. The agreement required, among other things, that the Bank revise its policies regarding internal asset review, obtain an independent assessment of its allowance for loan and lease losses methodology and conduct an independent third-party review of a portion of its commercial and construction loan portfolios. The agreement also directed the Bank to provide a plan to reduce its classified assets and its reliance on brokered deposits, and restricts the payment of dividends or other capital distributions by the Bank during the period of the agreement. The agreement did not direct the Bank to raise capital, make management or board changes, revise any loan policies or restrict lending growth.

On April 30, 2010, the Company’s Board of Directors entered into an agreement with the OTS, the Company’s primary regulator at that time. The agreement restricts the payment of dividends or other capital distributions by the Company and restricts the Company’s ability to incur, issue or renew any debt during the period of the agreement.

The Bank’s Supervisory Agreement and the Company’s agreement with the OTS were assigned to their new primary regulators, the Office of the Comptroller of the Currency (“OCC”) and Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), respectively, on July 21, 2011.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC. This Consent Order replaces and terminates the previous Supervisory Agreement. The Consent Order requires that the Bank establish various plans and programs to improve its asset quality and to ensure the adequacy of allowances for loan and lease losses. It requires the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also requires a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. As of June 30, 2012, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 13.6% and 17.5%, respectively. The Consent Order does not direct the Bank to raise capital, make management or board changes, or restrict lending.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of June 30, 2012 were $1,220.6 million, a decrease of $33.0 million from September 30, 2011, the prior fiscal year end.

Loans receivable held for investment were $807.1 million as of June 30, 2012, a decrease of $180.3 million during the nine month period. The weighted average rate on such loans as of June 30, 2012, was 5.86%, a decrease from 6.18% as of June 30, 2011.

Loans receivable held for sale as of June 30, 2012, were $123.9 million, an increase of $8.4 million from September 30, 2011. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2012, the Bank originated and purchased $1,294.3 million in mortgage loans held for sale, $62.8 million in mortgage loans held for investment, and $2.5 million in other loans. This total of $1,359.6 million in loans compares to $1,337.5 million in loans originated and purchased during the nine months ended June 30, 2011.

The Bank classifies problem assets as “substandard,” “doubtful” or “loss.” Substandard assets have one or more defined weaknesses, and it is possible that the Bank will sustain some loss unless the deficiencies are corrected. Doubtful assets have the same defects as substandard assets plus other weaknesses that make collection or full liquidation improbable. Assets classified as loss are considered uncollectible and of little value.

The following table summarizes the Bank’s classified assets, including foreclosed assets held for sale, as reported to their primary regulator, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.

	6/30/12	9/30/11	6/30/11
Asset Classification:
Substandard	$153,463	149,336	142,615
Doubtful	948	—	—
Loss*	—	49,384	52,876

	154,411	198,720	195,491
Allowance for losses on loans and real estate owned	(34,816)	(80,561)	(83,652)

	$119,595	118,159	111,839

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	6/30/12	9/30/11	6/30/11
Total Assets	$1,220,569	1,253,584	1,256,998

Non-accrual loans	63,360	24,018	24,093
Performing troubled debt restructurings	18,501	72,603	72,501
Net real estate and other assets acquired through foreclosure	17,488	16,937	19,834

Total	99,349	113,558	116,428

Percent of total assets	$8.14%	9.06%	9.26%

The significant decline in TDRs from September 30, 2011, noted in the table above, is primarily the result of management’s decision to move certain impaired collateral dependent loans secured by land development properties to nonaccrual during the nine month period ended June 30, 2012, even though the majority of such loans are current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, further declines in the value of collateral securing these loans are possible.

Management records a provision for loan losses in amounts sufficient to cover current net charge-offs and an estimate of probable losses based on an analysis of risks that management believes to be inherent in the loan portfolio. The Allowance for Loan and Lease Losses recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. Management believes that the specific loss allowances and ALLL are adequate. While management uses available information to determine these allowances, future provisions may be necessary because of changes in economic conditions or changes in the information available to management. Also, regulatory agencies review the Bank’s allowance for losses as part of their examinations, and they may require the Bank to recognize additional loss provisions based on the information available at the time of their examinations.

Investment securities were $190.5 million as of June 30, 2012, an increase of $118.4 million from September 30, 2011. During the nine month period, the Bank purchased securities of $163.1 million and sold $19.7 million of securities available for sale. The Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale during the period.

Mortgage-backed securities were $29.1 million as of June 30, 2012, a decrease of $10.7 million from the prior year end. During the nine month period, the Bank sold $859,000 of mortgage backed securities held to maturity. The decision was made to sell the security after it was determined that there was significant deterioration in the issuer’s creditworthiness. The Company realized gross losses of $32,000 on the sale of such securities during the period. The average yield on the mortgage-backed securities portfolio was 4.85% at June 30, 2012, an increase from 4.70% at June 30, 2011.

The Company’s investment in LLCs, which is accounted for using the equity method, was $17.4 million at June 30, 2012, a decrease of $311,000 from September 30, 2011. During the quarter ended March 31, 2012, the Company recorded a $200,000 impairment charge related to its investment in LLCs. There have been no events subsequent to March 31, 2012, that would indicate an additional impairment in value of the Company’s investment in LLCs at June 30, 2012.

Liabilities and Equity

Customer and brokered deposit accounts increased $55.7 million during the nine months ended June 30, 2012, due primarily to an increase in retail certificates of deposits resulting from promotions during the period. The weighted average rate on customer and brokered deposits as of June 30, 2012, was 0.98%, a decrease from 1.70% as of June 30, 2011.

Advances from the FHLB were $150.0 million as of June 30, 2012, a decrease of $97.0 million from September 30, 2011. During the nine month period, the Bank borrowed $25 million of new advances and repaid $122.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of June 30, 2012. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $6.9 million as of June 30, 2012, a decrease of $3.2 million from September 30, 2011. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2011.

Total stockholders’ equity as of June 30, 2012, was $161.2 million (13.2% of total assets). This compares to $150.4 million (12.0% of total assets) at September 30, 2011. On a per share basis, stockholders’ equity was $20.49 on June 30, 2012, compared to $19.11 on September 30, 2011.

The Company did not pay any cash dividends to its stockholders during the nine month period ended June 30, 2012. In accordance with the April 2010 agreement which is described more fully in Footnote 15, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from its primary regulator.

Total stockholders’ equity as of June 30, 2012, includes an unrealized loss, net of deferred income taxes, on available for sale securities of $283,000. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Nine months ended
	6/30/12	6/30/11
Return on assets	1.12%	(2.29)%
Return on equity	8.87%	(19.77)%
Equity-to-assets ratio	13.21%	11.50%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2012 and 2011.

For the three months ended June 30, 2012, the Company had net income of $5.1 million or $0.64 per share. This compares to a net income of $4.4 million or $0.56 per share for the three month period ended June 30, 2011.

For the nine months ended June 30, 2012, the Company had net income of $10.4 million or $1.32 per share. This compares to a net loss of $23.2 million or $(2.94) per share for the nine month period ended June 30, 2011.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2012 and 2011. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Nine months ended 6/30/12			As of	Nine months ended 6/30/11			As of
				6/30/12				6/30/11
	Average		Yield/	Yield/	Average		Yield/	Yield/
	Balance	Interest	Rate	Rate	Balance	Interest	Rate	Rate
Interest-earning assets
Loans	$971,111	43,817	6.02%	5.57%	$1,087,355	50,605	6.21%	6.05%
Mortgage-backed securities	34,616	1,377	5.30%	4.85%	45,111	1,730	5.11%	4.70%
Securities	93,102	2,142	3.07%	1.72%	64,211	2,954	6.13%	5.13%
Bank deposits	20,796	11	0.07%	0.01%	13,868	7	0.07%	0.01%

Total earning assets	1,119,625	47,347	5.64%	4.87%	1,210,545	55,296	6.09%	5.93%

Non-earning assets	95,361				110,978

Total	$1,214,986				$1,321,523

Interest-costing liabilities
Customer checking and savings deposit accounts	$263,667	950	0.48%	0.46%	$200,213	826	0.55%	0.53%
Customer and brokered certificates of deposit	589,367	6,205	1.40%	1.24%	699,944	11,077	2.11%	2.06%
FHLB Advances	166,007	1,859	1.49%	1.75%	223,913	4,111	2.45%	1.73%
Subordinated debentures	25,000	401	2.14%	2.12%	25,000	371	1.98%	1.92%

Total costing liabilities	1,044,041	9,415	1.20%	1.12%	1,149,070	16,385	1.90%	1.71%

Non-costing liabilities	14,016				14,447
Stockholders’ equity	156,929				158,006

Total	$1,214,986				$1,321,523

Net earning balance	75,584				61,475

Earning yield less costing rate			4.44%	3.75%			4.19%	4.22%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,119,625	37,932	4.52%		$1,210,545	38,911	4.29%

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

	Nine months ended June 30, 2012, compared to nine months ended June 30, 2011
			Yield/
	Yield	Volume	Volume	Total
Components of interest income:
Loans	$(1,549)	(5,414)	175	(6,788)
Mortgage-backed securities	64	(402)	(15)	(353)
Securities	(1,474)	1,328	(666)	(812)
Bank deposits	—	4	—	4

Net change in interest income	(2,959)	(4,484)	(506)	(7,949)

Components of interest expense:
Customer and brokered deposit accounts	(4,321)	(622)	195	(4,748)
FHLB Advances	(1,612)	(1,064)	424	(2,252)
Subordinated debentures	30	—	—	30

Net change in interest expense	(5,903)	(1,686)	619	(6,970)

Increase in net interest margin	$2,944	(2,798)	(1,125)	(979)

Net interest margin before loan loss provision for the nine months ended June 30, 2012, decreased $979,000 from the same period in the prior year. Specifically, interest income decreased $7.9 million, which was offset by a $7.0 million decrease in interest expense for the period. Interest on loans decreased $6.8 million as the result of a $116.2 million decrease in the average balance of loans receivable outstanding during the period and a 19 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $353,000 due primarily to a $10.5 million decrease in the average balance of such securities during the period. Interest on investment securities decreased $812,000 resulting from a 306 basis point decrease in the average rate earned on such securities, the effect of which was partially offset by a $28.9 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $4.7 million due to a 64 basis point decrease in the average rate and a $47.1 million decrease in the average balance of such interest-costing liabilities during the period. Interest expense on FHLB advances decreased $2.3 million as the result of a 96 basis point decrease in the average rate and a $57.9 million decrease in the average balance of such liabilities during the period.

Provision for Loan Losses

The Company recorded a provision for loan losses of $3.0 million during the quarter ended June 30, 2012, due primarily to declines in the value of collateral securing impaired land development loans that are collateral dependent. The Company recorded a provision for loan losses of $5.0 million during the quarter ended March 31, 2012, due primarily to declines in the value of collateral securing impaired loans that are collateral dependent. This increase in the ALLL, resulting from the provision for loan loss, was offset by net charge offs of $26.2 million during the three month period, as the Bank’s elimination of the use of specific valuation allowances. Prior to the quarter ended March 31, 2012, measured impairments were recorded as specific valuation allowances and carried as contra-assets to reduce a loan’s carrying value to fair value. When the Bank adopted the Call Report, during the quarter ended March 31, 2012, the cumulative specific valuation allowance that were considered “confirmed losses” were charged-off and netted against their respective loans balances. For collateral dependent loans that are deemed impaired, a “confirmed loss” is defined as the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off. The Company recorded a provision for loan losses of $2.5 million during the three month period ended December 31, 2011, due primarily to increases in specific reserves related to impaired commercial real estate loans. This increase in the ALLL, resulting from the provision for loan loss, was offset by net charge offs of $14.8 million during the period, which primarily resulted from the foreclosure or sale of certain impaired collateral dependent commercial and land development loans which were being carried at the fair value of the collateral.

The Company recorded a provision for loan losses of $68,000 during the three month period ended June 30, 2011, which resulted from the partial charge-off of a commercial real estate loan held by the Bank’s holding company, NASB Financial, Inc. During the period, the Bank revised the methodology for calculating of the adequacy of its allowance for loan and lease losses by incorporating multiple historical “look-back” periods from which loss data is used to formulate estimated future loss ratios. These ratios are applied to the various loan portfolios for purposes of estimating future losses and calculating adequate levels of allowance for loan and lease losses (“ALLL”). In addition, the Bank eliminated the use of the 2%, 10%, and 50% ALLL ratios which were applied to assets classified as special mention, substandard, and doubtful, respectively. The Company is now using historical loss severity and increased historical loss frequency ratios to calculate the ALLL associated with such classified assets, which resulted in a $3.1 million increase in the ALLL during the quarter ended June 30, 2011. These changes were made at the request of the OTS during their examination, which concluded during the quarter ended June 30, 2011. Based upon the increase in foreclosure frequency and loss severity ratios within the Bank’s portfolios and other qualitative factors related to the current economic conditions, the Bank increased its general component of allowance for loan losses during the quarter ended June 30, 2011 to $30.2 million, from $24.0 million at March 31, 2011. This increase in general reserves was offset by decreases in specific reserves related to certain loans within the Company’s land development portfolio, which resulted in no additional required provision for loan losses during the quarter ended June 30, 2011. The decrease in specific reserves for certain land development loans was the result of the Bank obtaining additional collateral during the quarter, which resulted in decreasing the measured impairment at June 30, 2011.

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 22.5% of total classified assets at June 30, 2012, 40.5% at September 30, 2011, and 42.8% at June 30, 2011. The significant decrease during the nine month period ended June 30, 2012 was a result of the Bank charging-off “confirmed losses” that were carried as specific valuation allowances in prior periods, as noted above.

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

Other Income

Other income for the three months ended June 30, 2012, increased $9.2 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $7.6 million from the same period in the prior year due primarily to increased mortgage banking volume and spreads. Other income increased $1.9 million, due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP. Customer service fees increased $168,000 due primarily to an increase in miscellaneous loan fees resulting from an increase residential mortgage loan origination volume during the quarter. These increases in other income were partially offset by a $361,000 increase in provision for loss on real estate owned resulting from a decline in value of foreclosed assets held for sale during the three month period. In addition, gain on sale of securities decreased $235,000 as compared to the same period in the prior year, due to the fact that there was only one security sold during the current quarter.

Other income for the nine months ended June 30, 2012, increased $20.7 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $11.6 million from the same period in the prior year due primarily to increased mortgage banking volume and spreads. Provision for loss on real estate owned decreased $7.9 million due primarily to a change in methodology for the valuation of properties within the Bank’s land development real estate portfolio during the quarter ended March 31, 2011. Given the adverse economic environment and negative outlook in the residential development real estate market, as of March 31, 2011, the Company adopted a change in methodology for the valuation of its development real estate portfolio that applied downward “qualitative” adjustments to the real estate appraised values for foreclosed development properties. Other income increased $3.7 million, due to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in commercial loan prepayment penalties. These increases were partially offset by a $980,000 decrease in customer service fees due primarily to a decrease in miscellaneous loan fees. This decrease was primarily due to a significant increase in the volume of government insured loans in the current period, which result in lower fee income. Gain on sale of securities decreased $1.5 million from the same period in the prior year, resulting from a decrease in the volume of security sales during the period. In addition, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC. During the quarter ended March 31, 2012, the sales prices of fully-developed lots in Central Platte’s residential development were lowered. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional an impairment charge.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2012, increased $3.7 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $937,000 due to the addition of personnel in the Company’s information technology, residential lending, internal asset review, accounting, and administrative departments. Commission-based mortgage banking compensation increased $2.1 million due to an increase in residential mortgage loan origination volume from the same period in the prior year. Premises and equipment expense increased $102,000 from the same period in the prior year, primarily due to increased costs associated with moving the Company’s mortgage banking operation from Overland Park, Kansas to a new location in Kansas City, Missouri. Other expenses increased $668,000 primarily due to increases in consulting, legal, and other costs related to the increase in residential origination volume during the current quarter.

Total general and administrative expenses for the nine months ended June 30, 2012, increased $4.1 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $1.9 million due to the addition of personnel in the Company’s information technology, residential lending, internal asset review, accounting, and administrative departments. Commission-based mortgage banking compensation increased $974,000 due to an increase in residential mortgage loan origination volume from the same period in the prior year. Premises and equipment expense increased $474,000 from the same period in the prior year, primarily due to increased costs associated with moving the Company’s mortgage banking operation from Overland Park, Kansas to a new location in Kansas City, Missouri. Other expenses increased $1.2 million primarily due to consulting and other expenses related to the conversion of the Bank’s core processing system, which was completed in the quarter ended March 31, 2012, and other costs related to the increase in residential origination volume during the current period. These increases were partially offset by a $234,000 decrease in advertising and business promotion expense and a $159,000 decrease in deposit insurance premiums from the same period in the prior year.

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

On April 30, 2010 the Bank entered into a Supervisory Agreement with the OTS, which, among other things, required the Bank to review and revise its internal asset review process, reduce its classified assets and reliance on brokered deposits, and to obtain regulatory approval prior to declaring or paying dividends or making other capital distributions. On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which replaces and terminates the previous Supervisory Agreement the Bank had entered with the OTS. The Consent Order requires, like the Supervisory Agreement that it replaces, that the Bank establish various plans and programs to improve the asset quality of the Bank and to ensure the adequacy of allowances for loan and lease losses. The Consent Order also requires the Bank to obtain an independent assessment of its allowance for loan and lease losses methodology, to conduct independent third-party reviews of its commercial and construction loan portfolios and to enhance its credit administration systems. Among other items, it also requires that the Bank’s written capital maintenance plan will contain objectives that ensure the Bank’s Tier 1 leverage capital remains equal to or greater than 10% of adjusted total assets and that the Bank’s risk-based capital remains equal to or greater than 13% of risk-weighted assets.

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $6.3 million, and as of June 30, 2012, the outstanding prepaid assessment was $1.7 million.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended March 31, 2012, the Financing Corporation assessment equaled .66 basis points. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB-Des Moines. At June 30, 2012, the Bank had $8.1 million in FHLB-Des Moines stock, which was in compliance with this requirement.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. At June 30, 2012, the Bank meets the qualified thrift lender test.

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

At June 30, 2012, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2012, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which is described more fully in Footnote 15, Regulatory Agreements. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of June 30, 2012, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 13.6% and 17.5%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At June 30, 2012	Amount
GAAP capital (Bank only)	$164,868
Adjustment for regulatory capital:
Intangible assets	(2,396)
Reverse the effect of SFAS No. 115	283

Tangible capital	162,755
Qualifying intangible assets	—

Tier 1 capital (core capital)	162,755
Qualifying general valuation allowance	12,797

Risk-based capital	$175,552

	As of June 30, 2012
	Actual		Minimum Required for Capital Adequacy			Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital to risk-weighted assets	$175,552	17.5%	80,137	≥	8%	100,171	≥	10%
Tier 1 capital to adjusted tangible assets	162,755	13.6%	47,949	≥	4%	59,936	≥	5%
Tangible capital to tangible assets	162,755	13.6%	17,981	≥	1.5%	—		—
Tier 1 capital to risk-weighted assets	162,755	16.3%	—		—	60,103	≥	6%

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

Federal Reserve System

The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of June 30, 2012, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains sufficient liquidity to ensure safe and sound operation. North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank’s primary sources of liquidity are cash and cash equivalents, the sale and repayment of loans, the retention of existing or newly acquired retail deposits, and FHLB advances. Additional sources of liquidity include the sale of investment securities available for sale, reverse repurchase agreements, FRB advances, and the acquisition of deposits through a nationwide internet listing service.

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At June 30, 2012, the Bank had a total borrowing capacity at FHLB of $236.1 million, and outstanding advances of $150.0 million. As an additional source of liquidity, the Bank has $92.0 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at June 30, 2012.

In accordance with the Consent Order with the OCC, which is described more fully in Footnote 15, Regulatory Agreements, the Bank is required to meet and maintain specific capital levels. This requirement prohibits the Bank from accepting, renewing, or rolling over any brokered deposits. As of June 30, 2012, the Bank’s brokered deposits totaled $21.4 million. The Bank believes it will have adequate alternate funding sources available to replace such deposits upon their maturity.

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

NASB Financial, Inc.
(Registrant)

August 9, 2012	By:	/s/ David H. Hancock
David H. Hancock
Chairman and
Chief Executive Officer

August 9, 2012	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer