Form 10-Q/A
period 2012-06-30
NASB FINANCIAL INC
filed 2012-09-10
CIK 1059131

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number 0-24033

NASB Financial, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1805201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2012 (the “Original Filing”). We are filing this Amendment No. 1 solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Original Filing, formatted in eXtensible Business Reporting Language (“XBRL”).

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

Item 6.	Exhibits.

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)*

Exhibit 31.2	–	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)*

Exhibit 32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	–	XBRL Instance Document**

Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASB Financial, Inc.
(Registrant)

September 10, 2012	By:	/s/ David H. Hancock
David H. Hancock
Chairman and
Chief Executive Officer

September 10, 2012	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer

3