Form 10-K
period 2012-09-30
NASB FINANCIAL INC
filed 2012-12-14
CIK 1059131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For fiscal year ended September 30, 2012

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

(816) 765-2200

Registrant’s telephone number, including area code

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such common equity as of March 31, 2012, was approximately $52.0 million.

As of December 10, 2012, there were issued and outstanding 7,867,614 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2012.

2. Part III - Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
Interest-earning assets:
Loans	$954,304	5.96%	$1,070,569	6.21%	$1,262,456	6.22%
Mortgage-backed securities	33,455	5.15%	44,098	5.17%	65,420	4.85%
Investments	120,612	2.48%	67,624	5.88%	35,806	4.25%
Bank deposits	17,208	0.08%	11,081	0.07%	20,384	0.06%

Total earning assets	1,125,579	5.47%	1,193,372	6.09%	1,384,066	6.01%

Non-earning assets	91,936		109,262		79,656

Total	$1,217,515		$1,302,634		$1,463,722

Interest-costing liabilities:
Customer checking and savings deposit accounts	$269,166	0.48%	$209,737	0.50%	$185,281	0.60%
Customer and brokered certificates of deposit	587,659	1.34%	674,655	2.10%	699,011	2.34%
FHLB advances	161,314	1.52%	222,551	2.17%	380,112	3.00%
Subordinated debentures	25,000	2.14%	25,000	1.98%	25,000	2.02%

Total costing liabilities	1,043,139	1.16%	1,131,943	1.81%	1,289,404	2.28%

Non-costing liabilities	14,871		14,903		6,269
Stockholders’ equity	159,505		155,788		168,049

Total	$1,217,515		$1,302,634		$1,463,722

Net earning balance	$82,440		$61,429		$94,662

Earning yield less costing rate		4.31%		4.28%		3.73%

Ratios

The following table sets forth, for the periods indicated, the Company’s return on assets (net income divided by average total assets), return on equity (net income divided by average equity), equity-to-assets ratio (equity divided by total assets), and dividend payout ratio (total cash dividends paid divided by net income).

	Year ended September 30,
	2012	2011	2010	2009	2008
Return on average assets	1.45%	(1.21)%	0.42%	1.22%	0.61%
Return on average equity	11.25%	(10.23)%	3.78%	11.74%	6.16%
Equity to assets ratio	13.82%	12.00%	11.70%	10.67%	10.05%
Dividend payout ratio	—%	—%	55.99%	37.84%	76.16%

The following table sets forth the amount of cash dividends per share paid on the Company’s common stock during the months indicated.

	Calendar year
	2012	2011	2010	2009	2008
February	—	—	$0.225	$0.225	$0.225
May	—	—	—	0.225	0.225
August	—	—	—	0.225	0.225
November	—	—	—	0.225	0.225

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

	September 30,
	2012		2011		2010		2009		2008
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Mortgage loans:
Permanent loans on:
Residential properties	$495,144	52	493,507	42	633,943	46	492,658	34	458,087	31
Business properties	321,559	34	409,737	35	450,305	32	474,487	34	496,671	34
Partially guaranteed by VA or insured by FHA	3,950	—	3,947	—	3,801	—	4,771	—	2,812	—
Construction and development	110,718	11	181,663	15	208,039	15	329,457	23	396,777	27

Total mortgage loans	931,371	97	1,088,854	92	1,296,088	93	1,301,373	91	1,354,347	92
Commercial loans	17,570	2	80,937	7	79,138	6	121,168	8	93,600	7
Installment loans to individuals	7,753	1	9,028	1	11,573	1	13,861	1	14,920	1

	$956,694	100	1,386,799	100	1,386,799	100	1,436,402	100	1,462,867	100

The following table sets forth information at September 30, 2012, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

		2014
		Through	After
	2013	2017	2017	Total
Mortgage loans:
Permanent:
- at fixed rates	$32,971	69,422	338,587	440,980
- at adjustable rates	3,396	50,330	325,947	379,673
Construction and development:
- at fixed rates	5,115	6,640	—	11,755
- at adjustable rates	85,960	12,345	658	98,963

Total mortgage loans	127,442	138,737	665,192	931,371
Commercial loans	16,252	1,318	—	17,570
Installment loans to individuals	1,013	1,729	5,011	7,753

Total loans receivable	$144,707	141,784	670,203	956,694

Residential Real Estate Loans

The Bank offers a range of residential loan programs. At September 30, 2012, 52% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration (“VA”) and loans insured by the Federal Housing Administration (“FHA”). Included in residential loans as of September 30, 2012, are $4.0 million or less than 1% of the Bank’s total loans that were insured by the FHA or VA. The Bank’s residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

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

A restructuring of debt is considered a Troubled Debt Restructuring (“TDR”) if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. At September 30, 2012, the Bank had TDRs in its residential real estate loan portfolio of $6.2 million. Management evaluates payment history of the loan and the modified terms to determine if a TDR should be in accrual or non-accrual status. TDRs that are placed in non-accrual status do not return to accrual status until they have made a minimum of six consecutive timely payments under the restructured terms. Loans are removed from the TDR classification after twelve consecutive months of satisfactory repayment performance under the new loan terms.

Construction and Development Loans

Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2012, 11% of the Bank’s total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

During the year ended September 30, 2012, the Bank renewed a large number of loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as TDRs if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal). If such concessions were made and the modification was the result of the borrower’s financial difficulty, the extension/renewal was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, during the term of the extension for all restructured loans not accounted for as a TDR. At September 30, 2012, the Bank had TDRs in its construction and development loan portfolio of $39.8 million.

Commercial Real Estate Loans

The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2012, commercial real estate loans on business properties were $321.6 million or 34% of the Bank’s total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

A restructuring of debt is considered a TDR if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. In order to determine whether or not a modification should be accounted for as a TDR, the Bank reviews the current financial information of the borrower(s) and, if applicable, guarantor(s), including an analysis of income, assets and credit history. In addition, a market analysis of the property is prepared. All pertinent information is considered, including debt service requirements. The majority of these modifications did not result in a reduction in the contractual interest rate or a write-down of the principal balance. If such concessions were made and the modification was the result of the borrower’s financial difficulty, the extension was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, for restructured loans not accounted for as a TDR. At September 30, 2012, the Bank had TDRs in its commercial real estate loan portfolio of $17.4 million.

Installment Loans

As of September 30, 2012, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer’s equity in their primary residence.

Sales of Mortgage Loans

The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various institutional investors, along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2012, the Bank sold $1,796.7 million in loans with servicing released.

The Bank records loans held for sale at fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2012, the Bank had loans held for sale with a carrying value of $163.8 million.

Classified Assets, Delinquencies, and Allowance for Loss

Classified Assets. In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of little value. Prior to quarter ended March 31, 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

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

A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Prior to the quarter ended March 31, 2012, the Bank records a specific loss allowance equal to the amount of measured impairment. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such measured impairments are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table summarizes the Bank’s classified assets as reported to their primary regulator, plus any classified assets of the holding company. Dollar amounts are expressed in thousands.

	September 30,
	2012	2011	2010	2009	2008
Asset Classification
Substandard	$156,117	149,336	142,085	69,158	34,320
Doubtful	777	—	—	—	—
Loss*	—	49,384	16,965	6,415	1,442

Total Classified	156,894	198,720	159,050	75,573	35,762
Allowance for loan/REO losses	(31,829)	(80,561)	(34,643)	(20,699)	(14,476)

Net classified assets	$125,065	118,159	124,407	54,874	21,286

Net classified to total classified assets	80%	59%	78%	73%	60%

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

	September 30,
	2012	2011	2010	2009	2008
Total assets	$1,240,826	1,253,584	1,434,196	1,559,562	1,516,761

Non-accrual loans	$74,767	41,271	29,368	40,639	35,075
Troubled debt restructurings	63,384	81,805	23,730	23,366	—
Net real estate and other assets acquired through foreclosure	17,040	16,937	38,362	10,140	6,038

Total	$155,191	140,013	91,460	74,145	41,113

Percent of total assets	12.51%	11.17%	6.38%	4.75%	2.71%

Delinquencies. The following table summarizes delinquent loan information.

September 30, 2012
Loans delinquent for	Number of Loans	Amount	Percent of Total Loans
30 to 89 days	54	$5,545	0.6%
90 or more days	119	28,063	3.0%

Total	173	$33,608	3.6%

September 30, 2011
Loans delinquent for	Number of Loans	Amount	Percent of Total Loans
30 to 89 days	65	$8,893	0.8%
90 or more days	97	41,271	3.5%

Total	162	$50,164	4.3%

The effect of non-accrual loans on interest income for fiscal year 2012 is presented below. Dollar amounts are expressed in thousands.

Principal amount of non-accrual loans as of September 30, 2012	$92,351

Gross amount of interest income that would have been recorded during fiscal 2012 if these loans had been accruing	$5,554
Actual amount included in interest income for fiscal 2012	4,389

Interest income not recognized on non-accrual loans	$1,165

Allowance for loan and lease losses. The Allowance for Loan and Lease Losses (“ALLL”) recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. ALLLs are established by charges to the provision for loan losses and carried as contra assets. Management analyzes the adequacy of the allowance on a quarterly basis and appropriate provisions are made to maintain the ALLLs at adequate levels. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank’s allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions, within their regulatory filings, based on the information available at the time of their examinations.

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

In July 2011, the Office of Thrift Supervision (“OTS”) merged with and into the Office of the Comptroller of the Currency (“OCC”), and the OCC became the Bank’s primary regulator. Beginning with the quarter ended March 31, 2012, the Bank was required to file a Consolidated Report of Condition and Income (“Call Report”) instead of the previously required Thrift Financial Report (“TFR”). With the adoption of the Call Report, the Bank was required to discontinue using specific valuation allowances on loans deemed impaired. The TFR had allowed any measured impairments to be carried as specific valuation allowances, whereas the Call Report required any measured impairments that are deemed “confirmed losses” to be charged-off and netted from their respective loan balances. For impaired loans that are collateral dependent, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off. During the quarter ended March 31, 2012, the Bank charged-off against ALLL the aggregate “confirmed losses” that were carried as specific valuation allowances in prior periods, and netted them against their respective loan balances for reporting purposes. This change had no impact on net loans receivable as presented in the consolidated balance sheet. In addition, this change did not materially impact the analysis of ALLL, which is described in more detail in the following paragraph, as specific valuation allowances were previously considered in the determination of historical loss ratios.

Loans that are not impaired are evaluated based upon the Bank’s historical loss experience, as well as various subjective factors, to estimate potential unidentified losses within the various loan portfolios. These loans are categorized into pools based upon certain characteristics such as loan type, collateral type and repayment source. In addition to analyzing historical losses, the Bank also evaluates the following subjective factors for each loan pool to estimate future losses: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in management and other relevant staff, changes in the volume and severity of past due loans, changes in the quality of the Bank’s loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in the level of lending concentrations, and changes in other external factors such as competition and legal and regulatory requirements. Historical loss ratios are adjusted accordingly, based upon the effect that the subjective factors have in estimated future losses. These adjusted ratios are applied to the balances of the loan pools to determine the adequacy of the ALLL each quarter. For purposes of calculating historical loss ratios, specific valuation allowances established prior to March 31, 2012, are considered charge-offs during the periods in which they are established.

Management believes that the allowance for losses on loans and real estate owned is adequate as of September 30, 2012. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. The process for determining the amount of the ALLL includes various assumptions and subjective judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as loan collateral. In determining the appropriate amount of the ALLL, management relies on loan quality reviews, past experience, an evaluation of economic conditions, and asset valuations and appraisals, among other factors.

The Bank makes construction and development loans within the metropolitan Kansas City area. Commercial real estate loans are originated through a network of brokers throughout the United States. Residential loans are originated through retail lending offices located in the Kansas City metro area and in all fifty states through the Bank’s internet lending division; however, the majority of residential real estate loans originated by the Bank are subsequently sold on the secondary market. Although the Bank’s residential and commercial lending is national in scope, its concentrations are primarily in markets areas where deterioration has not been as severe as national trends. At September 30, 2012, $351.1 million (or 45.8%) of the loans in the Bank’s held to maturity portfolio were located within Kansas or Missouri, which have experienced some of the lowest declines in property values. The Bank does not have significant lending concentrations in Arizona, California, Nevada, or Florida, which have experienced some of the largest declines in property values. A disclosure of the location, by state, of real estate that secures loans in the Bank’s mortgage loan portfolio is included in Footnote 6 of the consolidated financial statements, which appear in the Company’s 2012 Annual Report to Stockholders.

During the year ended September 30, 2012, the Bank’s net charge-offs totaled $48.9 million, an increase of $37.5 million from the prior fiscal year. Of this increase, $3.2 million related to loans secured by residential properties, $11.2 million related to loans secured by business properties, $20.4 million related to construction and development loans, $2.5 million related to commercial loans, and $173,000 related to installment loans. These increases largely related to the elimination of the use of specific valuation allowances, in conjunction with the Bank’s conversion from the TFR to the Call Report during the March 2012 quarter. Prior to the quarter ended March 31, 2012, measured impairments were recorded as specific valuation allowances and carried as contra-assets to reduce a loan’s carrying value to fair value. When the Bank adopted the Call Report, the cumulative specific valuation allowances that were considered “confirmed losses” were charged-off and netted against their respective loans balances. For collateral dependent loans that are deemed impaired, a “confirmed loss” is defined as the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off.

The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.

	September 30,
	2012	2011	2010	2009	2008
Balance at beginning of year	$70,266	32,316	20,699	13,807	8,097

Total provisions	10,500	49,394	30,500	11,250	6,200

Charge-offs on:
Residential properties	(5,329)	(1,840)	(3,371)	(2,327)	(15)
Business properties	(15,121)	(2,186)	(1,723)	(254)	(5)
Construction and development	(27,966)	(7,164)	(13,439)	(1,326)	(362)
Commercial loans	(2,569)	(91)	(173)	(339)	—
Installment loans	(699)	(499)	(178)	(132)	(123)
Recoveries on:
Residential properties	292	—	1	18	4
Business properties	1,716	—	—	—	—
Construction and development	703	327	—	—	—
Commercial loans	—	—	—	—	—
Installment loans	36	9	—	2	11

Total net charge-offs	(48,937)	(11,444)	(18,883)	(4,358)	(490)

Balance at end of year	$31,829	70,266	32,316	20,699	13,807

The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Residential properties	$6,941	22	6,675	9	4,437	14	3,680	18	1,286	9
Business properties	7,086	22	13,201	19	6,708	21	8,936	43	5,723	41
Construction and development	16,590	52	41,863	60	19,018	59	6,272	30	5,638	41
Commercial loans	513	2	7,682	11	1,015	3	1,123	6	952	7
Installment loans	699	2	845	1	1,138	3	688	3	208	2

	$31,829	100	70,266	100	32,316	100	20,699	100	13,807	100

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

	September 30,
	2012	2011	2010	2009	2008
Beginning allowance for loss	$10,295	2,327	—	669	204
Provisions	4,265	11,383	2,649	727	2,050
Net recoveries (charge-offs)	(14,560)	(3,415)	(322)	(1,396)	(1,585)

Allowance for loss at year-end	$—	10,295	2,327	—	669

With the adoption of the Call Report during the quarter ended March 31, 2012, the Bank was required to begin following regulatory guidance related the Call Report requirements. One such requirement resulted in a change in the treatment of specific loss reserves for foreclosed assets held for sale. Previous Thrift Financial Report guidance allowed banks to reduce an asset’s carrying value through a specific allowance when the fair value declined to an amount less than its carrying value. Call Report guidance requires that the carrying value of foreclosed assets held for sale be written down to fair value through a charge to earnings. During the quarter ended March 31, 2012, the Bank charged-off the previously established specific allowances on such assets. This change had no impact on net foreclosed assets held for sale as presented in the consolidated balance sheet.

Securities and Mortgage-Backed Securities Available for Sale

Management classifies securities as available for sale if the Bank does not have the intention or ability to hold until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss. The Bank’s portfolio of securities available for sale consists primarily of corporate debt and U. S. government sponsored agency securities.

Securities and Mortgage-Backed Securities Held to Maturity

The Bank’s MBS held to maturity portfolio consists of private label collateralized mortgage obligations and securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2012, the Bank had $40,000 in fixed rate and $24,000 in balloon and adjustable rate mortgage-backed securities (“MBS”) issued by these agencies. In addition, the Bank had $25.9 million of collateralized mortgage obligations at September 30, 2012.

Investment Securities

As of September 30, 2012, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank’s stockholders’ equity.

Source of Funds

In addition to customer and brokered deposits, the Bank obtains funds from loan and securities repayments, sales of loans held-for-sale and securities available-for-sale, investment maturities, FHLB advances, and other borrowings. Loan repayments, as well as the availability of customer deposits, are influenced significantly by the level of market interest rates. Borrowings may be used to compensate for insufficient customer deposits or to support expanded loan and investment activities.

Customer Deposit and Brokered Deposit Accounts

The following table sets forth the composition of various types of deposit accounts. Dollar amounts are expressed in thousands.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Type of Account and Rate:
Demand deposit accounts	$91,190	10	95,071	12	79,948	8	80,201	9	76,621	10
Savings accounts	126,174	14	137,174	17	88,814	10	81,572	9	71,193	9
Money market demand accounts	78,407	9	33,214	4	20,033	2	14,991	2	13,352	2
Certificates of deposit	575,175	65	519,222	64	677,764	73	520,017	57	530,449	69
Brokered accounts	21,367	2	24,994	3	66,894	7	207,844	23	77,764	10

	$892,313	100	809,675	100	933,453	100	904,625	100	769,379	100

Weighted average interest rate	0.82%		1.27%		1.86%		2.23%		3.38%

The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

	For the years ended September 30,
	2012	2011	2010	2009	2008
Deposit receipts	$1,287,090	963,763	1,219,802	1,218,488	1,390,376
Withdrawals	1,213,612	1,102,787	1,209,295	1,106,956	1,508,927

Deposit receipts and purchases in excess of (less than) withdrawals	73,478	(139,024)	10,507	111,532	(118,551)
Interest credited	9,160	15,246	18,321	23,714	32,394

Net increase (decrease)	$82,638	(123,778)	28,828	135,246	(86,157)

Balance at end of year	$892,313	809,675	933,453	904,625	769,379

Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2012. Dollar amounts are expressed in thousands.

Maturing in three months or less	$24,162
Maturing in three to six months	88,500
Maturing in six to twelve months	75,869
Maturing in over twelve months	24,646

$213,177

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

The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2012, the Bank borrowed an additional $27.0 million in advances, repaid $147.0 million, and as of September 30, 2012, had a balance of $127.0 million (12% of total liabilities) of advances from the FHLB.

The following table presents, for the periods indicated, certain information as to the Bank’s advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

	September 30,
	2012	2011	2010	2009	2008
FHLB advances	$127,000	247,000	286,000	441,026	550,091
Other borrowings	—	—	—	—	—

Total	$127,000	247,000	286,000	441,026	550,091

Weighted average rate	1.64%	1.03%	3.44%	2.99%	4.07%

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

On April 30, 2010, the Company’s Board of Directors entered into an agreement with the OTS, the Company’s primary regulator at that time. The agreement restricts the payment of dividends or other capital distributions by the Company and restricts the Company’s ability to incur, issue or renew any debt during the period of the agreement. On November 29, 2012 the Company’s Board of Directors entered into a formal written agreement with the Federal Reserve Bank of Kansas City, which replaces and terminates the Company’s previous agreement with the OTS. The agreement with FRB restricts the payment of dividends or other capital distributions by the Company, restricts the Company’s ability to incur, increase, or guarantee any debt, and restricts the Company’s ability to purchase or redeem any of its stock. In addition, the agreement restricts the Company and its wholly-owned statutory trust, NASB Preferred Trust I, from making distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities.

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $6.3 million, and as of September 30, 2012, the outstanding prepaid assessment was $837,000.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended June 30, 2012, the Financing Corporation assessment equaled ..66 basis points. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB-Des Moines. At September 30, 2012, the Bank had $7.1 million in FHLB-Des Moines stock, which was in compliance with this requirement.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. At September 30, 2012, the Bank meets the qualified thrift lender test.

Capital Requirements

Regulations require that thrifts meet three minimum capital ratios.

Leverage Limit. The leverage limit requires that thrift maintain “core capital” of at least 4% of its adjusted tangible assets. “Core capital” includes (i) common stockholders’ equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2012, intangible assets of $2.4 million were deducted from the Bank’s regulatory capital. At September 30, 2012, the Bank’s core capital ratio was 14.1%.

Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2012, North American’s regulatory tangible capital was 14.1% of tangible assets.

Risk-Based Capital Requirement. OCC standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OCC. Banking regulations categorize banks with risk-based capital ratios over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2012, the Bank’s current risk-based regulatory capital was 18.2% of risk-weighted assets.

At September 30, 2012, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of September 30, 2012, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of September 30, 2012, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 14.1% and 18.2%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

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

Federal Reserve System

The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2012, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

As a result of changes in the Federal tax code, the Bank’s bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the “base-year”. The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2012, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank’s capital in the form of purchasing treasury stock forced North American to recapture its after base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

Other Information

Employees

As of September 30, 2012, the Bank and its subsidiaries had 436 employees. Management considers its relations with the employees to be excellent.

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

If difficult market conditions continue, particularly in our geographic market, our results of operations and financial condition could be adversely affected. We are exposed to downturns in the U.S. real estate market, particularly related to existing residential homes, new residential construction, residential development properties, and commercial real estate. The housing market has experienced dramatic declines over the past four years, greatly affected by falling home prices, increasing foreclosures, and unemployment. All of these have impacted credit performance and resulted in a significant level of write-downs of asset values by the industry, in general, and by our Company, specifically. Because of the concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including to other financial institutions. High levels of unemployment, the weakened U.S. economy and tightening of credit have led to an increased level of commercial and consumer delinquencies, a lack of consumer confidence, increased market volatility and widespread reduction of overall business activity. A worsening of these conditions or prolonged economic stagnation would likely exacerbate the adverse effects of these difficult market conditions on our Company and others in the financial institution industry, and could further materially increase our loan losses and further negatively impact our financial condition and operating results.

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

The Company’s performance is dependent on the economic conditions in the primary market in which it operates. The Company operates primarily within the greater Kansas City area and is influenced by the general economic conditions in Kansas City. Any further adverse changes in economic conditions in our market area could impair our ability to collect loans, obtain and retain customer deposits, and negatively impact our overall financial condition.

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

The Company may suffer losses in its loan portfolio despite its underwriting and loan collection practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Our loan collection practices have expanded to meet the increase in nonperforming loans resulting from the current economic environment, which has increased loan administration costs.

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

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations. Recently, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. On August 5, 2011, S&P downgraded its rating of the United States’ debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

North American’s main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvements (net of accumulated depreciation) at September 30, 2012, was approximately $9.4 million.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s 2012 Annual Report to Stockholders (the “Annual Report”) contains under captions “Investor Information” and “Common Stock Prices and Dividend” the information required by Item 5 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NASB Financial, Inc.

Grandview, Missouri

We have audited NASB Financial, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 14, 2012, expressed an unqualified opinion thereon.

Kansas City, Missouri

December 14, 2012

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 28, 2013 (the “Proxy Statement”), contains under the captions “Structure and Practices of the Board of Directors,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Security Ownership of Beneficial Owners – Section 16 Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of NASB Financial, Inc. and the independent accountants’ report thereon which appear in the Company’s 2012 Annual Report to Stockholders (“Annual Report”) have been incorporated herein by reference to Item 8.

Consolidated Balance Sheets at September 30, 2012, and 2011.

Consolidated Statements of Operations for the years ended September 30, 2012, 2011, and 2010.

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011, and 2010.

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2012, 2011, and 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules.

Schedules are provided in the Consolidated Financial Statements.

(3) Exhibits.

Exhibit Number
2	Agreement and Plan of Merger by and among North American Savings Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB Financial Inc. Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3	Federal Stock Savings Bank Charter and Bylaws. Exhibit 3 to Form 10-K for fiscal year ended September 30, 1992, dated December 27, 1992, and incorporated herein by reference.

3.1	Articles of Incorporation of NASB Financial, Inc. Exhibit 3.1 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3.2	Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

10.1	Employees’ Stock Option Plan and specimen copy of Option Agreement entered into between the Company and the Plan participants. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference).

10.2	Amended and Restated Retirement Income Plan for Employees of North American Savings Bank dated September 30, 1988, dated December 20, 1988, and incorporated herein by reference).

10.3	NASB Financial, Inc. Equity Incentive Compensation Plan adopted on October 28, 2003. (Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting and incorporated herein by reference).

*13	2012 Annual Report to Stockholders.

22	Subsidiaries of the Registrant at September 30, 2012, listed on page 1.

23	Proxy Statement of NASB Financial, Inc. for the 2013 Annual Meeting of Stockholders to be filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference).

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e)

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASB FINANCIAL, INC.

By:	/s/ David H. Hancock
David H. Hancock Chairman

Date: December 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ David H. Hancock	Chairman and Chief Executive Officer
David H. Hancock

/s/ Rhonda Nyhus	Chief Financial Officer
Rhonda Nyhus	(Principal Accounting Officer)

/s/ Keith B. Cox	Director
Keith B. Cox

/s/ Paul L. Thomas	Director
Paul L. Thomas

/s/ Frederick V. Arbanas	Director
Frederick V. Arbanas

/s/ Barrett Brady	Director
Barrett Brady

/s/ Laura Brady	Director
Laura Brady

/s/ Linda S. Hancock	Director
Linda S. Hancock

/s/ W. Russell Welsh	Director
W. Russell Welsh