Form 10-Q
period 2012-12-31
NASB FINANCIAL INC
filed 2013-02-11
CIK 1059131

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2012

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

The number of shares of Common Stock of the Registrant outstanding as of February 4, 2013, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31, 2012 (Unaudited)	September 30, 2012
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$11,908	8,716
Securities:
Available for sale, at fair value	266,326	214,190
Stock in Federal Home Loan Bank, at cost	8,097	7,073
Mortgage-backed securities:
Available for sale, at fair value	524	554
Held to maturity, at cost	23,669	25,921
Loans receivable:
Held for sale, at fair value	164,635	163,834
Held for investment, net	722,654	766,601
Allowance for loan losses	(27,853)	(31,829)

Total loans receivable, net	859,436	898,606

Accrued interest receivable	4,169	4,402
Foreclosed assets held for sale, net	15,314	17,040
Premises and equipment, net	15,248	15,272
Investment in LLCs	17,137	17,222
Deferred income tax asset, net	15,523	17,199
Other assets	15,173	14,631

	$1,252,524	1,240,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$864,827	870,946
Brokered deposit accounts	9,997	21,367
Advances from Federal Home Loan Bank	150,000	127,000
Subordinated debentures	25,774	25,774
Escrows	4,330	8,760
Income taxes payable	4,953	3,490
Accrued expenses and other liabilities	12,783	11,986

Total liabilities	1,072,664	1,069,323

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,657	16,657
Retained earnings	197,833	189,516
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive loss	2,309	2,269

Total stockholders’ equity	179,860	171,503

	$1,252,524	1,240,826

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended December 31,
	2012	2011
	(Dollars in thousands, except share data)
Interest on loans receivable	$12,334	15,893
Interest on mortgage-backed securities	294	499
Interest and dividends on securities	963	968
Other interest income	2	2

Total interest income	13,593	17,362

Interest on customer and brokered deposit accounts	1,749	2,479
Interest on advances from Federal Home Loan Bank	531	635
Interest on subordinated debentures	129	129
Other interest expense	3	—

Total interest expense	2,412	3,243

Net interest income	11,181	14,119
Provision for loan losses	(4,000)	2,500

Net interest income after provision for loan losses	15,181	11,619

Other income (expense):
Loan servicing fees, net	26	47
Customer service fees and charges	1,474	1,410
Provision for loss on real estate owned	(575)	(1,354)
Loss on sale of securities available for sale	—	(343)
Gain from loans receivable held for sale	16,106	11,271
Other expense	(534)	(482)

Total other income	16,497	10,549

General and administrative expenses:
Compensation and fringe benefits	6,356	5,348
Commission-based mortgage banking compensation	5,813	3,701
Premises and equipment	1,322	1,191
Advertising and business promotion	1,163	1,011
Federal deposit insurance premiums	586	387
Other	2,915	2,499

Total general and administrative expenses	18,155	14,137

Income before income tax expense	13,523	8,031
Income tax expense	5,206	3,092

Net income	$8,317	4,939

Basic earnings per share	$1.06	0.63

Diluted earnings per share	$1.06	0.63

Basic weighted average shares outstanding	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended December 31,
	2012	2011
	(Dollars in thousands)
Net income	$8,317	4,939

Other comprehensive income (loss):
Unrealized gain (loss) loss on available for sale securities, net of income taxes of $25 and $(113) at December 31, 2012 and 2011, respectively	40	(181)
Reclassification adjustment for loss included in net income, net of income taxes of $132 at December 31, 2011	—	211

Change in unrealized gain on available for sale securities, net of income taxes of $25 and $19 at December 31, 2012 and 2011, respectively	40	30

Comprehensive income	$8,357	4,969

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained Earnings	Treasury stock	Accumulated other comprehensive Income	Total stockholders’ equity
	(Dollars in thousands)
Balance at October 1, 2012	$1,479	16,657	189,516	(38,418)	2,269	171,503
Comprehensive income:
Net income	—	—	8,317	—	—	8,317
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	40	40

Total comprehensive income						8,357

Balance at December 31, 2012	$1,479	16,657	197,833	(38,418)	2,309	179,860

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended December 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,317	4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	522	482
Amortization and accretion, net	212	(440)
Loss on sale of securities available for sale	—	343
Loss from investment in LLCs	90	13
Gain from loans receivable held for sale	(16,106)	(11,271)
Provision for loan losses	(4,000)	2,500
Provision for loss on real estate owned	575	1,354
Origination of loans receivable held for sale	(542,797)	(413,503)
Sale of loans receivable held for sale	558,103	424,076
Stock based compensation – stock options	—	2
Changes in:
Net fair value of loan-related commitments	300	635
Accrued interest receivable	233	288
Prepaid and accrued expenses, other liabilities, and income taxes payable	2,940	1,531

Net cash provided by operating activities	8,389	10,949

Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	2,248	3,366
Available for sale	28	53
Principal repayments of mortgage loans receivable held for investment	68,138	54,486
Principal repayments of other loans receivable	659	759
Principal repayments of investment securities available for sale	—	25,103
Loan origination - mortgage loans receivable held for investment	(24,930)	(19,019)
Loan origination - other loans receivable	(588)	(941)
Purchase of mortgage loans receivable held for investment	(647)	(378)
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(1,024)	5,246
Purchase of investment securities available for sale	(52,525)	(5,468)
Proceeds from sale of investment securities available for sale	—	19,678
Proceeds from sale of real estate owned	2,772	2,506
Purchases of premises and equipment, net	(499)	(889)
Investment in LLCs	(5)	(3)
Other	(319)	(380)

Net cash provided by (used in) investing activities	(6,692)	84,119

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended December 31,
	2012	2011
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	(17,496)	72,895
Proceeds from advances from Federal Home Loan Bank	25,000	—
Repayment on advances from Federal Home Loan Bank	(2,000)	(122,000)
Change in escrows	(4,431)	(5,297)
Proceeds from other borrowings	422	—

Net cash provided by (used in) financing activities	1,495	(54,402)

Net increase in cash and cash equivalents	3,192	40,666

Cash and cash equivalents at beginning of the period	8,716	5,030

Cash and cash equivalents at end of period	$11,908	45,696

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$2,093	—
Cash paid for interest	2,378	3,332

Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$1,826	6,483
Conversion of real estate owned to loans receivable	—	42

See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of NASB Financial, Inc. (the “Company”), its wholly-owned subsidiary, North American Savings Bank, F.S.B. (“North American” or the “Bank”), and the Bank’s wholly-owned subsidiary, Nor-Am Service Corporation. All significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of our wholly-owned statutory trust, NASB Preferred Trust I (the “Trust”). The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of NASB Financial, Inc. The Trust Preferred Securities issued by the Trust are included in Tier I capital for regulatory capital purposes. See Footnote 8, Subordinated Debentures.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 14, 2012. Operating results for the three month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The condensed consolidated balance sheet of the Company as of September 30, 2012, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2012, have remained unchanged from September 30, 2012. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the Company’s year ended September 30, 2012.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three months ended
	12/31/12	12/31/11
Net income (in thousands)	$8,317	4,939

Average common shares outstanding	7,867,614	7,867,614
Average common share stock options outstanding	—	—

Average diluted common shares	7,867,614	7,867,614

Earnings per share:
Basic	$1.06	0.63
Diluted	1.06	0.63

At December 31, 2012 and 2011, options to purchase 47,538 shares of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at December 31, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$69,464	3,310	—	72,774
U.S. government sponsored agency securities	192,710	580	166	193,124
Municipal securities	428	—	—	428

Total	$262,602	3,890	166	266,326

The following table presents a summary of securities available for sale at September 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	Unrealized	fair
	cost	gains	Losses	value
Corporate debt securities	$57,983	3,035	—	61,018
U.S. government sponsored agency securities	152,546	624	4	153,166
Municipal securities	6	—	—	6

Total	$210,535	3,659	4	214,190

There were no sales of securities available for sale during the three month period ended December 31, 2012. During the three month period ended December 31, 2011, the Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at December 31, 2012. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized
	value	Losses	value	losses
U.S. government sponsored agency securities	$60,307	166	$—	—

Total	$60,307	166	$—	—

The scheduled maturities of securities available for sale at December 31, 2012 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$11,734	13	—	11,747
Due from one to five years	164,484	3,706	1	168,189
Due from five to ten years	35,095	147	—	35,242
Due after ten years	51,289	24	165	51,148

Total	$262,602	3,890	166	266,326

(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at December 31, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$76	2	—	78
Pass-through certificates guaranteed by FNMA – adjustable rate	137	7	—	144
FHLMC participation certificates:
Fixed rate	161	13	—	174
Adjustable rate	120	8	—	128

Total	$494	30	—	524

The following table presents a summary of mortgage-backed securities available for sale at September 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$78	3	—	81
Pass-through certificates guaranteed by FNMA – adjustable rate	143	9	—	152
FHLMC participation certificates:
Fixed rate	176	14	—	190
Adjustable rate	123	8	—	131

Total	$520	34	—	554

There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2012 and 2011.

The scheduled maturities of mortgage-backed securities available for sale at December 31, 2012 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from five to ten years	$161	13	—	174
Due after ten years	333	17	—	350

Total	$494	30	—	524

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at December 31, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$35	3	—	38
FNMA pass-through certificates:
Fixed rate	3	—	—	3
Balloon maturity and adjustable rate	23	1	—	24
Collateralized mortgage obligations	23,608	370	327	23,651

Total	$23,669	374	327	23,716

The following table presents a summary of mortgage-backed securities held to maturity at September 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$37	3	—	40
FNMA pass-through certificates:
Fixed rate	3	—	—	3
Balloon maturity and adjustable rate	24	1	—	25
Collateralized mortgage obligations	25,857	390	198	26,049

Total	$25,921	394	198	26,117

There were no sales of mortgage-backed securities held to maturity during the three month periods ended December 31, 2012 and 2011.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at December 31, 2012. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Collateralized mortgage obligations	$9,587	197	$1,345	130

Total	$9,587	197	$1,345	130

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at December 31, 2012, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at December 31, 2012, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at December 31, 2012, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$26	2	—	28
Due from five to ten years	1,115	2	28	1,089
Due after ten years	22,528	370	299	22,599

Total	$23,669	374	327	23,716

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

The following table presents the Bank’s total loans receivable. Dollar amounts are expressed in thousands.

	12/31/12	9/30/12
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$329,436	331,310
Business properties	291,487	321,559
Partially guaranteed by VA or insured by FHA	4,447	3,950
Construction and development	97,684	110,718

Total mortgage loans	723,054	767,537
Commercial loans	14,986	17,570
Installment loans and lease financing to individuals	7,591	7,753

Total loans receivable held for investment	745,631	792,860
Less:
Undisbursed loan funds	(18,013)	(21,014)
Unearned discounts and fees on loans, net of deferred costs	(4,964)	(5,245)

Net loans receivable held for investment	$722,654	766,601

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$164,635	163,834

Included in the loans receivable balances at December 31, 2012, are participating interests in mortgage loans and wholly-owned mortgage loans serviced by other institutions in the amount of $1.2 million. Loans and participations serviced for others amounted to approximately $27.4 million at December 31, 2012. Loans serviced for others are not included in the accompanying condensed consolidated balance sheets.

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

During the three month period ended December 31, 2012, the Bank renewed nineteen loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

The ALLL is determined based upon two components. The first is made up of specific reserves for loans which have been deemed impaired in accordance with GAAP. The second component is made up of general reserves for loans that are not impaired. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Prior to the quarter ended March 31, 2012, the Bank recorded a specific allowance equal to the amount of measured impairment.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2012. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at October 1, 2012	$6,941	—	7,086	16,590	513	699	31,829
Provision for loan losses	1,956	—	166	(5,698)	(448)	24	(4,000)
Losses charged off	(464)	—	(69)	(40)	—	(86)	(659)
Recoveries	60	—	246	353	—	24	683

Balance at December 31, 2012	$8,493	—	7,429	11,205	65	661	27,853

Ending balance of allowance for loan losses related to loans at December 31, 2012:
Individually evaluated for Impairment	$605	—	25	191	—	—	821

Collectively evaluated for Impairment	$7,888	—	7,404	11,014	65	661	27,032

Acquired with deteriorated credit quality	$21	—	—	—	—	—	21

Loans:
Balance at December 31, 2012	$331,640	164,635	289,359	79,078	14,986	7,591	887,289

Ending balance:
Loans individually evaluated for impairment	$23,398	—	19,806	39,560	13,751	62	96,577

Loans collectively evaluated for impairment	$308,242	164,635	269,553	39,518	1,235	7,529	790,712

Loans acquired with deteriorated credit quality	$3,956	—	—	—	—	—	3,956

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

Classified Assets, Delinquencies, and Non-accrual Loans

Classified assets - In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of little value. Prior to the quarter ended March 31, 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2012. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$272,947	164,635	203,228	12,893	—	7,529	661,232
Pass – Watch	24,253	—	57,868	20,048	1,235	—	103,404
Special Mention	229	—	4,749	—	—	—	4,978
Substandard	33,820	—	23,514	45,953	13,751	62	117,100
Doubtful	391	—	—	184	—	—	575
Loss	—	—	—	—	—	—	—

Total	$331,640	164,635	289,359	79,078	14,986	7,591	887,289

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2012. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$283,771	163,834	256,158	14,370	1,318	7,621	727,072
Pass – Watch	11,076	—	28,439	19,054	—	—	58,569
Special Mention	4,689	—	323	—	—	—	5,012
Substandard	32,011	—	34,352	56,261	16,249	132	139,005
Doubtful	773	—	—	4	—	—	777
Loss	—	—	—	—	—	—	—

Total	$332,320	163,834	319,272	89,689	17,567	7,753	930,435

The following table presents the Company’s loan portfolio aging analysis as of December 31, 2012. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$2,064	1,131	7,738	10,933	320,707	331,640	156
Residential held for sale	—	—	—	—	164,635	164,635	—
Commercial real estate	536	—	6,008	6,544	282,815	289,359	213
Construction & development	—	962	4,167	5,129	73,949	79,078	566
Commercial	—	—	—	—	14,986	14,986	—
Installment	15	—	75	90	7,501	7,591	11

Total	$2,615	2,093	17,988	22,696	864,593	887,289	946

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2012. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,727	1,439	16,430	19,596	312,724	332,320	5,183
Residential held for sale	—	—	—	—	163,834	163,834	—
Commercial real estate	217	714	6,082	7,013	312,259	319,272	—
Construction & development	567	633	5,487	6,687	83,002	89,689	1,931
Commercial	—	—	—	—	17,567	17,567	—
Installment	181	67	64	312	7,441	7,753	—

Total	$2,692	2,853	28,063	33,608	896,827	930,435	7,114

When a loan becomes 90 days past due, or when full payment of interest and principal is not expected, the Bank stops accruing interest and establishes a reserve for the unpaid interest accrued-to-date. In some instances, a loan may become 90 days past due if it has exceeded its maturity date but the Bank and borrower are still negotiating the terms of an extension agreement. In those instances, the Bank typically continues to accrue interest, provided the borrower has continued making interest payments after the maturity date and full payment of interest and principal is expected.

The following table presents the Company’s loans meeting the regulatory definition of nonaccrual, which includes certain loans that are current and paying as agreed. This table does not include purchased impaired loans or troubled debt restructurings that are performing. Dollar amounts are expressed in thousands.

	12/31/12	9/30/12
Residential	$23,083	23,147
Residential held for sale	—	—
Commercial real estate	14,711	20,952
Construction & development	23,220	30,606
Commercial	—	—
Installment	62	62

Total	$61,076	74,767

As of December 31, 2012, $50.0 million (81.9%) of the loans classified as nonaccrual were current and paying as agreed.

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, further declines in the value of collateral securing these loans are possible. In accordance with GAAP, such loans have been charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at December 31, 2012. Interest income is recognized on a cash-basis as payments are received.

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

During the quarter ended December 31, 2012, the Company modified five residential loans to a single borrower with a recorded investment of $2.8 million prior to modification, which were deemed to be TDRs. These modifications extended the maturity date for four years and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. The loans were deemed collateral dependent, and the modification did not result in any measured impairment or specific allowances. In addition, the Company modified three residential loans to a single borrower with a total recorded investment of $421,000 prior to modification, which were deemed to be TDRs. These modifications, which required a combined $39,000 principal payment, extended the maturity date for three years and did not result in a reduction in the contractual interest rate. Prior to modification, the loans were deemed impaired and collateral dependent. Therefore, they were being carried at the fair value of the underlying collateral and no additional impairment of specific valuation allowances were required.

During the quarter ended December 31, 2012, the Company modified five construction and land development loans with a recorded investment of $3.7 million prior to modification which had previously been deemed TDRs and continued to be TDRs following the current modification. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent and were being carried at the fair value of the underlying collateral prior to modification. In addition, the Company modified three construction and land development loans with a recorded investment of $2.3 million prior to modification, which were deemed to be TDRs during the current period. These modifications were the result of extensions, typically for a six-month period, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. The loans were deemed collateral dependent, and the modification did not result in any measured impairment or specific allowances, based upon the fair value of the underlying collateral.

During the quarter ended December 31, 2012, the Company modified two commercial real estate loans with a recorded investment of $746,000 prior to modification, which were deemed to be TDRs. The modifications restructured the payment terms and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Prior to modification, such loans were considered impaired and collateral dependent. Therefore, they were being carried at the fair value of the underlying collateral and no additional impairment or specific valuation allowances were required. In addition, the Company agreed to modify one commercial loan with a recorded investment of $16.3 million prior to modification, which was deemed to be a TDR. The modification extended the maturity date by eighteen months and required a $2.5 million principal payment. The modification resulted in a measured impairment of $25,000, based upon the present value of the estimated future cash flows discounted at the loan’s effective rate.

TDRs secured by residential properties with a recorded investment of $3.7 million, TDRs secured by commercial properties with a recorded investment of $698,000, and TDRs secured by land development properties with a recorded investment of $1.7 million defaulted during the period ended December 31, 2012. Management considers the level of defaults within the various portfolios when evaluating qualitative adjustments used to determine the adequacy of the Allowance for Loan and Lease Losses.

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

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	12/31/12	9/30/12
Troubled debt restructurings:
Residential	$9,084	6,156
Residential held for sale	—	—
Commercial real estate	14,168	17,384
Construction & development	38,303	39,844
Commercial	13,751	—
Installment	—	—

Total	$75,306	63,384

Performing troubled debt restructurings:
Residential	$825	593
Residential held for sale	—	—
Commercial real estate	3,553	3,812
Construction & development	16,340	11,521
Commercial	13,751	—
Installment	—	—

Total	$34,469	15,926

At December 31, 2012, the Bank had outstanding commitments of $235,000 to be advanced in connection with TDRs.

The following table presents impaired loans, including troubled debt restructurings, as of December 31, 2012. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$17,689	19,184	—	17,742	216
Residential held for sale	—	—	—	—	—
Commercial real estate	19,806	28,384	—	20,023	462
Construction & development	35,988	40,109	—	37,170	553
Commercial	—	—	—	—	—
Installment	62	519	—	70	5

Loans with a specific valuation allowance:
Residential	$5,709	6,670	605	5,725	89
Residential held for sale	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction & development	3,572	3,988	191	3,577	59
Commercial	13,751	13,751	25	15,417	280
Installment	—	—	—	—	—

Total:
Residential	$23,398	25,854	605	23,467	305
Residential held for sale	—	—	—	—	—
Commercial real estate	19,806	28,384	—	20,023	462
Construction & development	39,560	44,097	191	40,747	612
Commercial	13,751	13,751	25	15,417	280
Installment	62	519	—	70	5

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2012. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$16,849	19,394	—	18,252	776
Residential held for sale	—	—	—	—	—
Commercial real estate	21,574	30,652	—	24,961	1,796
Construction & development	40,633	45,873	—	46,820	2,658
Commercial	—	—	—	—	—
Installment	68	570	—	69	17

Loans with a specific valuation allowance:
Residential	$4,836	4,910	974	4,836	260
Residential held for sale	—	—	—	—	—
Commercial real estate	3,322	3,955	7	3,949	215
Construction & development	1,634	1,668	42	1,698	100
Commercial	—	—	—	—	—
Installment	—	—	—	—	—

Total:
Residential	$21,685	24,304	974	23,088	1,036
Residential held for sale	—	—	—	—	—
Commercial real estate	24,896	34,607	7	28,910	2,011
Construction & development	42,267	47,541	42	48,518	2,758
Commercial	—	—	—	—	—
Installment	68	570	—	69	17

(7) FORECLOSED ASSETS HELD FOR SALE

The following table presents real estate owned and other repossessed property. Dollar amounts are expressed in thousands.

	12/31/12	9/30/12
Real estate acquired through (or deed in lieu of) foreclosure	$15,314	17,040
Less: allowance for losses	—	—

Total	$15,314	17,040

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

(8) SUBORDINATED DEBENTURES

On December 13, 2006, the Company, through its wholly-owned statutory trust, NASB Preferred Trust I (the “Trust”), issued $25 million of pooled Trust Preferred Securities. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust. In exchange for the capital contributions made to the Trust by the Company upon formation, the Company owns all the common securities of the Trust.

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

		Mortgage	Other and
Three months ended December 31, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$11,310	—	(129)	11,181
Provision for loan losses	(4,000)	—	—	(4,000)
Other income	50	17,021	(574)	16,497
General and administrative expenses	6,750	11,688	(283)	18,155
Income tax expense	3,315	2,053	(162)	5,206

Net income	$5,295	3,280	(258)	8,317

		Mortgage	Other and
Three months ended December 31, 2011	Banking	Banking	Eliminations	Consolidated
Net interest income	$14,248	—	(129)	14,119
Provision for loan losses	2,500	—	—	2,500
Other income	(771)	11,685	(365)	10,549
General and administrative expenses	6,031	8,264	(158)	14,137
Income tax benefit	1,904	1,317	(129)	3,092

Net loss	$3,042	2,104	(207)	4,939

(11) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market on a “best-efforts” basis. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $2.2 million, an increase in other liabilities of $623,000, and a decrease in other income of $2.9 million for the three month period ended December 31, 2012. The Company recorded a decrease in other assets of $662,000, a decrease in other liabilities of $535,000, and a decrease in other income of $127,000 for the three month period ended December 31, 2011.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $2.4 million, a decrease in other liabilities of $117,000, and an increase in other income of $2.6 million during the three month period ended December 31, 2012. The Company recorded a decrease in other assets of $669,000, a decrease in other liabilities of $161,000, and a decrease in other income of $508,000 during the three month period ended December 31, 2011.

The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2012, is disclosed in Footnote 12, Fair Value Measurements.

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

Available for sale securities

Securities available for sale consist of corporate debt, trust preferred, U. S. government sponsored agency, and municipal securities. Such securities are valued using market prices in an active market, if available. This measurement is classified as Level 1 within the hierarchy. Less frequently traded securities are valued using industry standard models which utilize various assumptions such as historical prices of the same or similar securities, and observation of market prices of securities of the same issuer, market prices of same-sector issuers, and fixed income indexes. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. These measurements are classified as Level 2 within the hierarchy.

At December 31, 2011, mortgage-backed securities available for sale, which consist of agency pass-through and participation certificates issued by GNMA, FNMA, and FHLMC, were valued by using broker-dealer quotes for similar assets in markets that are not active. Although the Company did not validate these quotes, they were reviewed by management for reasonableness in relation to current market conditions. Additionally, they were obtained from experienced brokers who had an established relationship with the Bank and deal regularly with these types of securities. The Company did not make any adjustment to the quotes received from broker-dealers. These measurements are classified as Level 2. At December 31, 2012, mortgage-backed securities available for sale were valued by using industry standard models which utilize various inputs and assumptions such as historical prices of benchmark securities, prepayment estimates, loan type, and year of origination. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. These measurements are classified as Level 2 within the hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at December 31, 2012 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$193,124	156,850	36,274	—
Corporate debt securities	72,774	—	72,774	—
Municipal securities	428	—	428	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	78	—	78	—
Pass through certificates guaranteed by FNMA – adjustable rate	144	—	144	—
FHLMC participation certificates:
Fixed rate	174	—	174	—
Adjustable rate	128	—	128	—
Loans held for sale	164,635	—	164,635	—
Commitments to originate loans	323	—	—	323
Forward sales commitments	4,636	—	—	4,636

Total assets	$436,444	156,850	274,635	4,959

Liabilities:
Commitments to originate loans	$1,135	—	—	1,135
Forward sales commitments	16	—	—	16

Total liabilities	$1,151	—	—	1,151

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2012 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$153,166	142,359	10,807	—
Corporate debt securities	61,018	—	61,018	—
Municipal securities	6	—	6	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	81	—	81	—
Pass through certificates guaranteed by FNMA – adjustable rate	152	—	152	—
FHLMC participation certificates:
Fixed rate	190	—	190	—
Adjustable rate	131	—	131	—
Loans held for sale	163,834	—	163,834	—
Commitments to originate loans	2,559	—	—	2,559
Forward sales commitments	2,194	—	—	2,194

Total assets	$383,331	142,359	236,219	4,753

Liabilities:
Commitments to originate loans	$512	—	—	512
Forward sales commitments	133	—	—	133

Total liabilities	$645	—	—	645

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three month periods ended December 31, 2012 and 2011 (in thousands):

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2012	$2,047	2,061
Total realized and unrealized gains (losses):
Included in net income	(2,859)	2,559

Balance at December 31, 2012	$(812)	4,620

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2011	$360	1,328
Total realized and unrealized gains (losses):
Included in net income	(127)	(508)

Balance at December 31, 2011	$233	820

Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2012, are reported in the consolidated statements of income as follows (in thousands):

Other
Income
Total losses	$(300)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2011, are reported in the consolidated statements of income as follows (in thousands):

Other
Income
Total losses	$(635)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

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

The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2012, was $22.0 million. The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2011, was $74.2 million.

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

The carrying value of foreclosed assets held for sale was $15.3 million at December 31, 2012. Charge-offs related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2012, totaled $570,000. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2011, totaled $1.3 million.

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

The carrying value of the Company’s investment in LLCs was $17.1 million at December 31, 2012, and $17.2 million at September 30, 2012.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

Cash and cash equivalents

The carrying amount reported in the consolidated balance sheets is a reasonable estimate of fair value.

Securities and mortgage-backed securities held to maturity

Securities that trade in an active market are valued using market prices, if available. Securities that do not trade in an active market were valued by using industry standard models which utilize various inputs and assumptions such as historical prices of similar securities, estimated delinquencies, defaults, and loss severity.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$11,908	11,908	—	—
Stock in Federal Home Loan Bank	8,097	—	8,097	—
Mortgage-backed securities held to maturity	23,669	—	23,716	—
Loans receivable held for investment	694,801	—	—	711,431

Financial Liabilities:
Customer deposit accounts	864,827	—	—	866,266
Brokered deposit accounts	9,997	—	—	9,992
Advances from FHLB	150,000	—	—	153,203
Subordinated debentures	25,774	—	—	9,021

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$8,716	8,716	—	—
Stock in Federal Home Loan Bank	7,073	—	7,073	—
Mortgage-backed securities held to maturity	25,921	—	26,117	—
Loans receivable held for investment	734,772	—	—	763,017

Financial Liabilities:
Customer deposit accounts	870,946	—	—	872,160
Brokered deposit accounts	21,367	—	—	21,365
Advances from FHLB	127,000	—	—	130,393
Subordinated debentures	25,774	—	—	9,021

The following tables present the carrying values and fair values of the Company’s unrecognized financial instruments. Dollar amounts are expressed in thousands.

	December 31, 2012		September 30, 2012
	Contract or	Estimated	Contract or	Estimated
	notional	unrealized	notional	unrealized
	amount	gain (loss)	amount	gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$12,547	13	$2,446	11
Lending commitments – floating rate	215	—	926	9
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of December 31, 2012, and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

(13) INVESTMENT IN LLCs

The Company is a partner in two limited liability companies, Central Platte Holdings LLC (“Central Platte”) and NBH, LLC (“NBH”), which were formed for the purpose of purchasing and developing vacant land in Platte County, Missouri. These investments are accounted for using the equity method of accounting.

The Company’s investment in Central Platte consists of a 50% ownership interest in an entity that develops land for residential real estate sales. Sales of lots have not met previous expectations and, as a result, the Company evaluated its investment for impairment, in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes the following valuation methods: 1) liquidation or appraised values determined by an independent third party appraisal; 2) an on-going business, or discounted cash flows method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner’s association, and the value of raw land obtained from an independent third party appraiser; and 3) another on-going business method, which utilizes the same inputs as method 2, but presumes that cash flows will first be generated from the sale of raw ground and then from the sale of fully-developed and partially-developed lots and the operation of the homeowner’s association. The internal model also includes method 4, an on-going business method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner’s association, and the development and sale of lots from the property that is currently raw land. However, management does not feel the results from this method provide a reliable indication of value because the time to “build-out” the development exceeds 18 years. Because of this unreliability, the results from method 4 are given a zero weighting in the final impairment analysis. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature of the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). It is management’s opinion that no one valuation method within the model is preferable to the other and that no one method is more likely to occur than the other. Therefore, the final estimate of value is determined by assigning an equal weight to the values derived from each of the first three methods described above.

As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the year ended September 30, 2010. During the quarter ended March 31, 2012, list prices of fully-developed lots in Central Platte’s residential development were reduced. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional impairment charge of $200,000 ($123,000, net of tax) during the quarter ended March 31, 2012. No other events have occurred that would indicate any additional impairment of the Company’s investment in Central Platte.

The following table displays the results derived from the Company’s internal valuation model at December 31, 2012, and the carrying value of its investment in Central Platte at December 31, 2012. Dollar amounts are expressed in thousands.

Method 1	$14,922
Method 2	15,611
Method 3	17,682
Average of methods 1, 2, and 3	$16,072

Carrying value of investment in Central Platte Holdings, LLC	$15,771

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. The results of this analysis as of September 30, 2012, did not indicate any additional impairment of the Company’s investment in NBH. No events have occurred during the three month period ended December 31, 2012, that would indicate any additional impairment of the Company’s investment. The carrying value of the Company’s investment in NBH was $1.4 million at December 31, 2012.

(14) REGULATORY AGREEMENTS

On April 30, 2010, the Board of Directors of North American Savings Bank, F.S.B. (the “Bank”), a wholly-owned subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator at that time. The agreement required, among other things, that the Bank revise its policies regarding internal asset review, obtain an independent assessment of its allowance for loan and lease losses methodology and conduct an independent third-party review of a portion of its commercial and construction loan portfolios. The agreement also directed the Bank to provide a plan to reduce its classified assets and its reliance on brokered deposits, and restricted the payment of dividends or other capital distributions by the Bank during the period of the agreement. The agreement did not direct the Bank to raise capital, make management or board changes, revise any loan policies or restrict lending growth.

On April 30, 2010, the Company’s Board of Directors entered into an agreement with the OTS, the Company’s primary regulator at that time. The agreement restricted the payment of dividends or other capital distributions by the Company and restricted the Company’s ability to incur, issue or renew any debt during the period of the agreement.

The Bank’s Supervisory Agreement and the Company’s agreement with the OTS were assigned to their new primary regulators, the Office of the Comptroller of the Currency (“OCC”) and Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), respectively, on July 21, 2011.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC. This Consent Order replaces and terminates the previous Supervisory Agreement. The Consent Order requires that the Bank establish various plans and programs to improve its asset quality and to ensure the adequacy of allowances for loan and lease losses. It requires the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also requires a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. As of December 31, 2012, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 14.6% and 19.0%, respectively. The Consent Order does not direct the Bank to raise capital, make management or board changes, or restrict lending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements may be included in this quarterly report and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, as well as those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission, among others, could cause our financial performance to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

This list of important factors is not all-inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank. For further discussion of these factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission, and in our Quarterly Reports, if applicable.

GENERAL

NASB Financial, Inc. was formed in 1998 as a unitary thrift holding company of North American Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank, with its headquarters in the Kansas City area. The Bank began operating in 1927, and became a member of the Federal Home Loan Bank of Des Moines (“FHLB”) in 1940. Its customer deposit accounts are insured by the Deposit Insurance Fund (“DIF”), a division of the Federal Deposit Insurance Corporation (“FDIC”). The Bank converted to a stock form of ownership in September 1985.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of December 31, 2012 were $1,252.5 million, an increase of $11.7 million from September 30, 2012, the prior fiscal year end.

Loans receivable held for investment were $722.7 million as of December 31, 2012, a decrease of $43.9 million during the three month period. The weighted average rate on such loans as of December 31, 2012, was 5.73%, a decrease from 5.97% as of December 31, 2011.

Loans receivable held for sale as of December 31, 2012, were $164.6 million, an increase of $801,000 from September 30, 2012. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2012, the Bank originated and purchased $542.8 million in mortgage loans held for sale, $25.6 million in mortgage loans held for investment, and $588,000 in other loans. This total of $569.0 million in loans compares to $433.8 million in loans originated and purchased during the three months ended December 31, 2011.

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

	12/31/12	9/30/12	12/31/11
Asset Classification:
Substandard	$132,431	156,117	166,783
Doubtful	575	777	—
Loss*	—	—	36,139

	133,006	156,894	202,922
Allowance for losses on loans and real estate owned	(27,853)	(31,829)	(67,392)

	$105,153	125,065	135,530

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	12/31/12	9/30/12	12/31/11
Total Assets	$1,252,524	1,240,826	1,205,525

Non-accrual loans	61,076	74,767	18,247
Performing troubled debt restructurings	34,469	15,926	72,331
Net real estate and other assets acquired through foreclosure	15,314	17,040	19,553

Total	110,859	107,733	110,131

Percent of total assets	$8.85%	8.68%	9.14%

The significant decline in performing TDRs from December 31, 2011, noted in the table above, is primarily the result of management’s decision to move certain impaired collateral dependent loans secured by land development properties to nonaccrual during the nine month period ended June 30, 2012, even though the majority of such loans are current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, further declines in the value of collateral securing these loans are possible.

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

Investment securities were $266.3 million as of December 31, 2012, an increase of $52.1 million from September 30, 2012. During the three month period, the Bank purchased $52.5 million of securities available for sale. There were no sales of investment securities during the three month period ended December 31, 2012.

Mortgage-backed securities were $24.2 million as of December 31, 2012, a decrease of $2.3 million from the prior year end. There were no sales of mortgage-backed securities during the three month period ended December 31, 2012. The average yield on the mortgage-backed securities portfolio was 4.51% at December 31, 2012, a decrease from 4.72% at December 31, 2011.

The Company’s investment in LLCs, which is accounted for using the equity method, was $17.1 million at December 31, 2012, a decrease of $85,000 from September 30, 2012. During the year ended September 30, 2012, the Company recorded a $200,000 impairment charge related to its investment in LLCs. There have been no events subsequent to September 30, 2012, that would indicate an additional impairment in value of the Company’s investment in LLCs at December 31, 2012.

Liabilities and Equity

Customer and brokered deposit accounts decreased $17.5 million during the three months ended December 31, 2012, due primarily to a decrease in brokered certificates of deposits during the period. The weighted average rate on customer and brokered deposits as of December 31, 2012, was 0.76%, a decrease from 1.13% as of December 31, 2011.

Advances from the FHLB were $150.0 million as of December 31, 2012, an increase of $23.0 million from September 30, 2012. During the three month period, the Bank borrowed $25.0 million of new advances and repaid $2.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of December 31, 2012. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly-owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $4.3 million as of December 31, 2012, a decrease of $4.4 million from September 30, 2012. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2012.

Total stockholders’ equity as of December 31, 2012, was $179.9 million (14.4% of total assets). This compares to $171.5 million (13.8% of total assets) at September 30, 2012. On a per share basis, stockholders’ equity was $22.86 on December 31, 2012, compared to $21.80 on September 30, 2012.

The Company did not pay any cash dividends to its stockholders during the three month period ended December 31, 2012. In accordance with the agreement, which is described more fully in Footnote 14, Regulatory Agreements, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from its primary regulator.

Total stockholders’ equity as of December 31, 2012, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $2.3 million. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Three months ended
	12/31/12	12/31/11
Return on assets	2.67%	1.61%
Return on equity	18.94%	12.92%
Equity-to-assets ratio	14.36%	12.89%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS—Comparison of three months ended December 31, 2012 and 2011.

For the three months ended December 31, 2012, the Company had net income of $8.3 million or $1.06 per share. This compares to a net income of $4.9 million or $0.63 per share for the three month period ended December 31, 2011.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2012 and 2011. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Three months ended 12/31/12			As of	Three months ended 12/31/11			As of
				12/31/12				12/31/11
	Average		Yield/	Yield/	Average		Yield/	Yield/
	Balance	Interest	Rate	Rate	Balance	Interest	Rate	Rate
Interest-earning assets
Loans	$862,292	12,334	5.72%	5.28%	$1,025,876	15,893	6.20%	5.74%
Mortgage-backed securities	28,649	294	4.10%	4.51%	37,079	499	5.38%	4.72%
Securities	244,369	963	1.58%	1.56%	66,876	968	5.79%	4.44%
Bank deposits	19,766	2	0.04%	0.01%	12,765	2	0.06%	0.01%

Total earning assets	1,155,076	13,593	4.71%	4.37%	1,142,596	17,362	6.08%	5.46%

Non-earning assets	74,662				100,541

Total	$1,229,738				$1,243,137

Interest-costing liabilities
Customer checking and savings deposit accounts	$297,848	344	0.46%	0.41%	$259,470	311	0.48%	0.44%
Customer and brokered certificates of deposit	583,967	1,405	0.96%	0.94%	580,463	2,168	1.49%	1.40%
FHLB Advances	131,755	531	1.61%	1.42%	208,758	635	1.22%	1.79%
Subordinated debentures	25,000	129	2.06%	1.96%	25,000	129	2.06%	2.08%
Other borrowings	210	3	5.71%	5.00%	—	—	—%	—%

Total costing liabilities	1,038,780	2,412	0.93%	0.88%	1,073,691	3,243	1.21%	1.23%

Non-costing liabilities	15,966				15,723
Stockholders’ equity	174,992				153,723

Total	$1,229,738				$1,243,137

Net earning balance	116,296				68,905

Earning yield less costing rate			3.78%	3.49%			4.87%	4.23%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,155,076	11,181	3.87%		$1,142,596	14,119	4.94%

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

	Three months ended December 31, 2012, compared to three months ended December 31, 2011
	Yield	Volume	Yield/ Volume	Total
Components of interest income:
Loans	$(1,231)	(2,536)	208	(3,559)
Mortgage-backed securities	(119)	(113)	27	(205)
Securities	(704)	2,569	(1,870)	(5)
Bank deposits	(1)	1	—	—

Net change in interest income	(2,055)	(79)	(1,635)	(3,769)

Components of interest expense:
Customer and brokered deposit accounts	(819)	124	(35)	(730)
FHLB Advances	204	(235)	(73)	(104)
Subordinated debentures	—	—	—	—
Other borrowings	—	—	3	3

Net change in interest expense	(615)	(111)	(105)	(831)

Increase in net interest margin	$(1,440)	32	(1,530)	(2,938)

Net interest margin before loan loss provision for the three months ended December 31, 2012, decreased $2.9 million from the same period in the prior year. Specifically, interest income decreased $3.8 million, which was offset by an $831,000 decrease in interest expense for the period. Interest on loans decreased $3.6 million as the result of a $163.5 million decrease in the average balance of loans receivable outstanding during the period and a 48 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $205,000 due to an $8.4 million decrease in the average balance of mortgage-backed securities during the period and a 128 basis point decrease in the average rate earned on such securities during the period. Interest on investment securities decreased $5,000 resulting from a 421 basis point decrease in the average rate earned on such securities, the effect of which was offset by a $177.5 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $730,000 due to a 39 basis point decrease in the average rate paid on such liabilities, the effect of which was partially offset by a $41.9 million increase in the average balance of such interest-costing liabilities during the period. Interest expense on FHLB advances decreased $104,000 as the result a $77.0 million decrease in the average balance of advances outstanding during the period, the effect of which was partially offset by a 39 basis point decrease in the average rate paid of such liabilities.

Provision for Loan Losses

The Company recorded a negative provision for loan losses of $4.0 million during the current quarter. Based upon management’s analysis, the resulting allowance for loan losses of $27.9 million is adequate at December 31, 2012.

The negative provision for loan loss for the current quarter was based upon the Bank’s ALLL methodology, which contains both qualitative and quantitative factors. Specifically, activity during the quarter reflected in quantitative factors included the following:

•	The Bank’s portfolio of loans held to maturity decreased $43.9 million during the quarter ended December 31, 2012, to $722.7 million. This decrease consisted almost entirely of declines within the Bank’s commercial real estate and construction and land development portfolios, which historically have experienced higher credit losses than the Bank’s other portfolios.

•	The level of criticized loans (those classified as special mention, substandard, or doubtful) decreased $22.1 million during the three month period. Of this decline, $16.5 million related to loans within the Bank’s commercial real estate and construction and land development portfolios.

•	The Bank’s loss experience during the current quarter was much better than the previous 36 months. During the three month period ended December 31, 2012, the Bank recorded net recoveries of $24,000.

•	The level of nonperforming loans decreased $13.7 million during the three month period. Similar to the decrease in gross loan balances, this decline consisted almost entirely of loans within the Bank’s commercial real estate and construction and land development portfolios.

In addition to the quantitative factors noted above, management observed the following qualitative factors when determining the appropriate level of the Bank’s ALLL at December 31, 2012:

•	The housing market in the Kansas City metropolitan area, where all of the Bank’s construction and land development lending is concentrated, has shown renewed strength during the current period. In terms of new building permits, the market experienced its best fourth calendar quarter since 2008, and the supply of new housing inventory has dropped below the equilibrium level, resulting in an increase in new housing starts.

•	During the current period, an independent third party review was completed, which included approximately 80% of the loans within the Bank’s commercial real estate and construction and land development portfolios. This review resulted in no loan classification discrepancies, validating the effectiveness of the Bank’s internal asset review process.

Prior to the quarter ended March 31, 2012, measured impairments were recorded as specific valuation allowances and carried as contra-assets to reduce a loan’s carrying value to fair value. When the Bank adopted the Call Report, during the quarter ended March 31, 2012, the cumulative specific valuation allowances that were considered “confirmed losses” were charged-off and netted against their respective loans balances. For collateral dependent loans that are deemed impaired, a “confirmed loss” is defined as the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off. During the quarter ended March 31 2012, the Bank recorded net charge offs of $26.2 million, primarily related to its elimination of the use of specific valuation allowances.

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 20.9% of total classified assets at December 31, 2012, 20.3% at September 30, 2012, and 33.2% at December 31, 2011. The significant decrease during the year ended September 30, 2012 was a result of the Bank charging-off “confirmed losses” that were carried as specific valuation allowances in prior periods, as noted above.

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

Other Income

Other income for the three months ended December 31, 2012, increased $5.9 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $4.8 million from the same period in the prior year due primarily to increased mortgage banking volume and spreads. Provision for loss on real estate owned decreased $779,000 due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. In addition, loss on sale of securities available for sale decreased $343,000 as compared to the same period in the prior year, due to the fact that there were no securities sold during the current quarter.

General and Administrative Expenses

Total general and administrative expenses for the three months ended December 31, 2012, increased $4.0 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $1.0 million due to the addition of personnel in the Company’s residential lending, internal asset review, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $2.1 million due to an increase in residential mortgage loan origination volume from the same period in the prior year. Premises and equipment expense increased $131,000 from the same period in the prior year, primarily due to increased costs associated with the Bank’s various software programs. Advertising and business promotion expense increased $152,000 due primarily to the increase in advertising costs related to the mortgage banking operation. Federal deposit insurance premiums increased $199,000, due primarily to an increase in premium rates from the same period in the prior year. Other expenses increased $416,000 primarily due to costs related to the increase in residential origination volume and costs incurred to move the Bank’s disaster recovery site during the current period.

REGULATION

Regulation of the Company

General

NASB Financial, Inc. is a unitary savings and loan holding company of North American Savings Bank, F.S.B. On July 21, 2011, supervisory responsibility for the Company was transferred from the Office of Thrift Supervision (the “OTS”) to the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Accordingly, the Company is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over the Company, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the Bank.

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

Insurance of Accounts and Regulation by the FDIC

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $6.3 million, and as of December 31, 2012, the outstanding prepaid assessment was $269,000.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended September 30, 2012, the Financing Corporation assessment equaled .64 basis points. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB-Des Moines. At December 31, 2012, the Bank had $8.1 million in FHLB-Des Moines stock, which was in compliance with this requirement.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. At December 31, 2012, the Bank meets the qualified thrift lender test.

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

At December 31, 2012, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2012, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which is described more fully in Footnote 14, Regulatory Agreements. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of December 31, 2012, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 14.6% and 19.0%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At December 31, 2012	Amount
GAAP capital (Bank only)	$183,873
Adjustment for regulatory capital:
Intangible assets	(2,346)
Reverse the effect of SFAS No. 115	(2,309)

Tangible capital	179,218
Qualifying intangible assets	—

Tier 1 capital (core capital)	179,218
Qualifying general valuation allowance	12,825

Risk-based capital	$192,043

	As of December 31, 2012
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets	$192,043	19.0%	80,875	≥8%	101,094	≥10%
Tier 1 capital to adjusted tangible assets	179,218	14.6%	49,045	≥4%	61,306	≥5%
Tangible capital to tangible assets	179,218	14.6%	18,392	≥1.5%	—	—
Tier 1 capital to risk-weighted assets	179,218	17.7%	—	—	60,656	≥6%

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

Federal Reserve System

The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2012, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At December 31, 2012, the Bank had a total borrowing capacity at FHLB of $244.1 million, and outstanding advances of $150.0 million. As an additional source of liquidity, the Bank has $111.7 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at December 31, 2012.

In accordance with the Consent Order with the OCC, which is described more fully in Footnote 14, Regulatory Agreements, the Bank is required to meet and maintain specific capital levels. This requirement prohibits the Bank from accepting, renewing, or rolling over any brokered deposits. As of December 31, 2012, the Bank’s brokered deposits totaled $10.0 million. The Bank believes it will have adequate alternate funding sources available to replace such deposits upon their maturity.

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

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio, see the “Asset/Liability Management” section of the Company’s Annual Report for the year ended September 30, 2012.

Management recognizes that there are certain market risk factors present in the structure of the Bank’s financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk (“IRR”) is the primary market risk that is inherent in the Bank’s portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value (“NPV”) of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2012.

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

There were no material changes during the period from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

NASB Financial, Inc.
(Registrant)

February 11, 2013	By:	/s/ David H. Hancock
David H. Hancock
Chairman and Chief Executive Officer

February 11, 2013	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer