Form 10-Q
period 2013-03-31
NASB FINANCIAL INC
filed 2013-05-10
CIK 1059131

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2013

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

The number of shares of Common Stock of the Registrant outstanding as of May 3, 2013, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	September 30, 2012
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$50,720	8,716
Securities:
Available for sale, at fair value	245,026	214,190
Stock in Federal Home Loan Bank, at cost	6,984	7,073
Mortgage-backed securities:
Available for sale, at fair value	499	554
Held to maturity, at cost	11,808	25,921
Loans receivable:
Held for sale, at fair value	100,156	163,834
Held for investment, net	702,425	766,601
Allowance for loan losses	(20,726)	(31,829)

Total loans receivable, net	781,855	898,606

Accrued interest receivable	4,226	4,402
Foreclosed assets held for sale, net	20,597	17,040
Premises and equipment, net	11,670	11,637
Investment in LLCs	16,928	17,222
Deferred income tax asset, net	13,625	17,199
Other assets	15,098	18,266

	$1,179,036	1,240,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$807,288	870,946
Brokered deposit accounts	10,000	21,367
Advances from Federal Home Loan Bank	125,000	127,000
Subordinated debentures	25,774	25,774
Escrows	4,811	8,760
Income taxes payable	3,546	3,490
Accrued expenses and other liabilities	12,299	11,986

Total liabilities	988,718	1,069,323

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,613	16,657
Retained earnings	208,851	189,516
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive loss	1,793	2,269

Total stockholders’ equity	190,318	171,503

	$1,179,036	1,240,826

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest on loans receivable	$11,740	14,270	24,074	30,163
Interest on mortgage-backed securities	87	463	381	962
Interest and dividends on securities	1,085	498	2,048	1,466
Other interest income	1	4	3	6

Total interest income	12,913	15,235	26,506	32,597

Interest on customer and brokered deposit accounts	1,360	2,435	3,109	4,914
Interest on advances from Federal Home Loan Bank	532	566	1,063	1,201
Interest on subordinated debentures	125	137	254	266
Other interest expense	5	—	8	—

Total interest expense	2,022	3,138	4,434	6,381

Net interest income	10,891	12,097	22,072	26,216
Provision for loan losses	(5,600)	5,000	(9,600)	7,500

Net interest income (loss) after provision for loan losses	16,491	7,097	31,672	18,716

Other income (expense):
Loan servicing fees, net	26	18	52	65
Customer service fees and charges	1,357	1,202	2,831	2,612
Provision for loss on real estate owned	(242)	(2,069)	(817)	(3,423)
Loss on sale of securities available for sale	—	—	—	(343)
Gain on sale of securities held to maturity	257	—	257	—
Gain from loans receivable held for sale	19,281	8,565	35,387	19,836
Impairment loss on investment in LLCs	—	(200)	—	(200)
Other income (expense)	(1,714)	773	(2,248)	291

Total other income	18,965	8,289	35,462	18,838

General and administrative expenses:
Compensation and fringe benefits	6,502	5,473	12,858	10,821
Commission-based mortgage banking compensation	5,124	3,608	10,937	7,309
Premises and equipment	1,222	1,294	2,544	2,485
Advertising and business promotion	1,396	1,370	2,559	2,381
Federal deposit insurance premiums	664	400	1,250	787
Other	2,632	2,626	5,547	5,125

Total general and administrative expenses	17,540	14,771	35,695	28,908

Income before income tax expense	17,916	615	31,439	8,646
Income tax expense	6,898	240	12,104	3,332

Net income	$11,018	375	19,335	5,314

Basic earnings per share	$1.40	0.05	2.46	0.68

Diluted earnings per share	$1.40	0.05	2.46	0.68

Basic weighted average shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$11,018	375

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(323) and $503 at March 31, 2013 and 2012, respectively	(516)	803
Reclassification adjustment for (gain) loss included in net income	—	—

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(323) and $503 at March 31, 2013 and 2012, respectively	(516)	803

Comprehensive income	$10,502	1,178

	Six months ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$19,335	5,314

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(298) and $389 at March 31, 2013 and 2012, respectively	(476)	622
Reclassification adjustment for loss included in net income, net of income tax benefit of $132 at March 31, 2012	—	211

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(298) and $521 at March 31, 2013 and 2012, respectively	(476)	833

Comprehensive income	$18,859	6,147

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	stock	capital	Earnings	stock	Income	equity
	(Dollars in thousands)
Balance at October 1, 2012	$1,479	16,657	189,516	(38,418)	2,269	171,503
Comprehensive income:
Net income	—	—	19,335	—	—	19,335
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	(476)	(476)

Total comprehensive income						18,859
Stock based compensation	—	(44)	—	—	—	(44)

Balance at March 31, 2013	$1,479	16,613	208,851	(38,418)	1,793	190,318

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,335	5,314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,077	976
Amortization and accretion, net	510	(806)
Loss on sale of securities available for sale	—	343
Gain on sale of securities held to maturity	(257)	—
(Gain) loss from investment in LLCs	300	(2)
Impairment loss on investment in LLCs	—	200
Gain from loans receivable held for sale	(35,387)	(19,836)
Provision for loan losses	(9,600)	7,500
Provision for loss on real estate owned	817	3,423
Origination of loans receivable held for sale	(1,044,057)	(849,286)
Sale of loans receivable held for sale	1,143,123	850,565
Stock based compensation – stock options	(44)	3
Changes in:
Net fair value of loan-related commitments	1,837	(231)
Accrued interest receivable	176	785
Prepaid and accrued expenses, other liabilities, and income taxes payable	5,159	(1,976)

Net cash provided by (used in) operating activities	82,989	(3,028)
Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	3,456	6,343
Available for sale	48	88
Principal repayments of mortgage loans receivable held for investment	111,689	105,939
Principal repayments of other loans receivable	2,111	2,054
Principal repayments of investment securities available for sale	20,006	25,109
Loan origination - mortgage loans receivable held for investment	(57,393)	(37,915)
Loan origination - other loans receivable	(1,148)	(1,245)
Purchase of mortgage loans receivable held for investment	(647)	(588)
Proceeds from sale of Federal Home Loan Bank stock	89	5,919
Purchase of investment securities available for sale	(52,525)	(57,055)
Proceeds from sale of investment securities available for sale	—	19,678
Proceeds from sale of mortgage-backed securities held to maturity	10,800	—
Proceeds from sale of real estate owned	4,268	5,196
Purchases of premises and equipment, net	(65)	(1,690)
Investment in LLCs	(6)	(4)
Other	(1,107)	(75)

Net cash provided by investing activities	39,576	71,754

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	(75,034)	60,947
Proceeds from advances from Federal Home Loan Bank	25,000	—
Repayment on advances from Federal Home Loan Bank	(27,000)	(122,000)
Change in escrows	(3,949)	(5,128)
Proceeds from other borrowings	422	—

Net cash used in financing activities	(80,561)	(66,181)

Net increase in cash and cash equivalents	42,004	2,545
Cash and cash equivalents at beginning of the period	8,716	5,030

Cash and cash equivalents at end of period	$50,720	7,575

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$8,176	4,349
Cash paid for interest	4,247	6,432
Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$9,168	12,747
Conversion of real estate owned to loans receivable	224	360

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 14, 2012. Operating results for the six month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The condensed consolidated balance sheet of the Company as of September 30, 2012, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2013, have remained unchanged from September 30, 2012. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments. Disclosure of these critical accounting policies is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the Company’s year ended September 30, 2012.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three months ended		Six months ended
	3/31/13	3/31/12	3/31/13	3/31/12
Net income (in thousands)	$11,018	375	19,335	5,314
Average common shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614
Average common share stock options outstanding	—	—	—	—

Average diluted common shares	7,867,614	7,867,614	7,867,614	7,867,614
Earnings per share:
Basic	$1.40	0.05	2.46	0.68
Diluted	1.40	0.05	2.46	0.68

At March 31, 2013 and 2012, options to purchase 41,138 and 47,538 shares, respectively, of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(3) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at March 31, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$69,293	3,193	184	72,302
U.S. government sponsored agency securities	172,422	476	596	172,302
Municipal securities	422	—	—	422

Total	$242,137	3,669	780	245,026

The following table presents a summary of securities available for sale at September 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$57,983	3,035	—	61,018
U.S. government sponsored agency securities	152,546	624	4	153,166
Municipal securities	6	—	—	6

Total	$210,535	3,659	4	214,190

There were no sales of securities available for sale during the six month period ended March 31, 2013. During the six month period ended March 31, 2012, the Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at March 31, 2013. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized
	value	Losses	value	losses
Corporate debt securities	$4,947	184	$—	—
U.S. government sponsored agency securities	59,881	596	—	—

Total	$64,828	780	$—	—

The scheduled maturities of securities available for sale at March 31, 2013 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$11,679	7	—	11,686
Due from one to five years	154,175	3,406	187	157,394
Due from five to ten years	24,991	254	—	25,245
Due after ten years	51,292	2	593	50,701

Total	$242,137	3,669	780	245,026

(4) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at March 31, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$74	2	—	76
Pass-through certificates guaranteed by FNMA – adjustable rate	132	7	—	139
FHLMC participation certificates:
Fixed rate	149	10	—	159
Adjustable rate	118	7	—	125

Total	$473	26	—	499

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

There were no sales of mortgage-backed securities available for sale during the six month periods ended March 31, 2013 and 2012.

The scheduled maturities of mortgage-backed securities available for sale at March 31, 2013 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$149	10	—	159
Due after ten years	324	16	—	340

Total	$473	26	—	499

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(5) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at March 31, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$34	3	—	37
FNMA pass-through certificates:
Fixed rate	2	—	—	2
Balloon maturity and adjustable rate	22	—	—	22
Collateralized mortgage obligations	11,750	79	56	11,773

Total	$11,808	82	56	11,834

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

During the six month period ended March 31, 2013, the Bank recognized a gain of $38,000 and a loss of $295,000 on the sale of two mortgage backed securities which were classified as held to maturity. The securities had a combined amortized cost of $10.5 million at the time of sale. The decision was made to sell the securities after it was determined that there was a significant deterioration in the issuer’s creditworthiness. There were no sales of mortgage-backed securities held to maturity during the six month period ended March 31, 2012.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at March 31, 2013. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized
	value	losses	value	losses
Collateralized mortgage obligations	$—	—	$4,317	56

Total	$—	—	$4,317	56

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at March 31, 2013, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at March 31, 2013, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at March 31, 2013, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$25	2	—	27
Due from five to ten years	990	1	25	966
Due after ten years	10,793	79	31	10,841

Total	$11,808	82	56	11,834

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

The following table presents the Bank’s total loans receivable. Dollar amounts are expressed in thousands.

☐

	3/31/13	9/30/12
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$327,288	331,310
Business properties	281,555	321,559
Partially guaranteed by VA or insured by FHA	4,850	3,950
Construction and development	95,422	110,718

Total mortgage loans	709,115	767,537
Commercial loans	12,400	17,570
Installment loans and lease financing to individuals	6,419	7,753

Total loans receivable held for investment	727,934	792,860
Less:
Undisbursed loan funds	(20,787)	(21,014)
Unearned discounts and fees on loans, net of deferred costs	(4,722)	(5,245)

Net loans receivable held for investment	$702,425	766,601

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$100,156	163,834

Included in the loans receivable balances at March 31, 2013, are participating interests in mortgage loans and wholly-owned mortgage loans serviced by other institutions in the amount of $1.2 million. Loans and participations serviced for others amounted to approximately $27.3 million at March 31, 2013. Loans serviced for others are not included in the accompanying condensed consolidated balance sheets.

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

Construction and development loans - Construction and land development loans are made primarily to builders/developers, who construct properties for resale. The Bank’s requirements for a construction loan are similar to those of a mortgage on an existing residence. In addition, the borrower must submit accurate plans, specifications, and cost projections of the property to be constructed. All construction and development loans are manually underwritten using NASB’s internal underwriting standards. All construction and development loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Construction Lending. Prior approval is required from the Bank’s Board of Directors for newly originated construction and development loans with a proposed balance of $1.0 million or greater. The bank has adopted internal loan-to-value limits consistent with regulations, which are 65% for raw land, 75% for land development, and 85% for residential and non-residential construction. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Generally, the Bank will commit to an initial term of 12 to 18 months on construction loans, and an initial term of 24 to 48 months on land acquisition and development loans, with six month renewals thereafter. Interest rates on construction loans typically adjust daily and are tied to a predetermined index. NASB’s staff regularly performs inspections of each property during its construction phase to help ensure adequate progress is achieved before making scheduled loan disbursements.

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

During the six month period ended March 31, 2013, the Bank renewed forty-two loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

The Bank’s commercial real estate loans are secured primarily by multi-family and nonresidential properties. Such loans are manually underwritten using NASB’s internal underwriting standards, which evaluate the sources of repayment, including the ability of income producing property to generate sufficient cash flow to service the debt, the capacity of the borrower or guarantors to cover any shortfalls in operating income, and, as a last resort, the ability to liquidate the collateral in such a manner as to completely protect the Bank’s investment. All commercial real estate loans must be approved by the CEO and either the EVP/ Chief Credit Officer or SVP/Commercial Lending. Prior approval is required from the Bank’s Board of Directors for newly originated commercial loans with a proposed balance of $1.0 million or greater. Typically, loan-to-value ratios do not exceed 80%; however, exceptions may be made when it is determined that the safety of the loan is not compromised, and the rationale for exceeding this limit is clearly documented. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an outside licensed appraiser is required on all loans in excess of $250,000. Interest rates on commercial loans may be either fixed or tied to a predetermined index and adjusted daily.

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

In July 2011, the Office of Thrift Supervision (“OTS”) merged with and into the Office of the Comptroller of the Currency (“OCC”), and the OCC became the Bank’s primary regulator. Beginning with the quarter ended March 31, 2012, the Bank was required to file a Consolidated Report of Condition and Income (“Call Report”) instead of the previously required Thrift Financial Report (“TFR”). With the adoption of the Call Report, the Bank was required to discontinue using specific valuation allowances on loans deemed impaired. The TFR had allowed any measured impairments to be carried as specific valuation allowances, whereas the Call Report required any measured impairments that are deemed “confirmed losses” to be charged-off and netted from their respective loan balances. For impaired loans that are collateral dependent, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off. During the quarter ended March 31, 2012, the Bank charged-off against ALLL the aggregate “confirmed losses” of $23.3 million that were carried as specific valuation allowances in prior periods, and netted them against their respective loan balances for reporting purposes. This change had no impact on net loans receivable as presented in the consolidated balance sheet. In addition, this change did not materially impact the analysis of ALLL, which is described in more detail in the following paragraph, as specific valuation allowances were previously considered in the determination of historical loss ratios.

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

The following table presents the balance in the allowance for loan losses for the three and six months ended March 31, 2013 and 2012. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at January 1, 2013	$8,493	—	7,429	11,205	65	661	27,853
Provision for loan losses	(610)	—	326	(4,955)	(5)	(356)	(5,600)
Losses charged off	(692)	—	(505)	(629)	—	(1)	(1,827)
Recoveries	189	—	3	6	—	102	300

Balance at March 31, 2013	$7,380	—	7,253	5,627	60	406	20,726

Balance at January 1, 2012	$5,382	18	21,404	27,650	2,536	955	57,945
Provision for loan losses	3,445	(15)	2,273	1,306	(1,885)	(124)	5.000
Losses charged off	(1,955)	—	(9,796)	(13,787)	—	(679)	(26,217)
Recoveries	69	—	—	—	—	—	69

Balance at March 31, 2012	$6,941	3	13,881	15,169	651	152	36,797

Balance at October 1, 2012	$6,941	—	7,086	16,590	513	699	31,829
Provision for loan losses	1,346	—	492	(10,653)	(453)	(332)	(9,600)
Losses charged off	(1,156)	—	(574)	(669)	—	(87)	(2,486)
Recoveries	249	—	249	359	—	126	983

Balance at March 31, 2013	$7,380	—	7,253	5,627	60	406	20,726

Balance at October 1, 2011	$6,663	12	13,201	41,863	7,682	845	70,266
Provision for loan losses	2,714	(9)	11,913	(2,661)	(4,462)	5	7,500
Losses charged off	(2,542)	—	(11,233)	(24,033)	(2,569)	(698)	(41,075)
Recoveries	106	—	—	—	—	—	106

Balance at March 31, 2012	$6,941	3	13,881	15,169	651	152	36,797

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at March 31, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowances for loan losses:
Ending balance of allowance for loan losses related to loans at March 31, 2013:
Individually evaluated for impairment	$231	—	351	4	25	—	611

Collectively evaluated for impairment	$7,149	—	6,902	5,623	35	406	20,115

Acquired with deteriorated credit quality*	$21	—	—	—	—	—	21

Loans:
Balance at March 31, 2013	$329,369	100,156	279,629	74,608	12,400	6,419	802,581

Ending balance:
Loans individually evaluated for impairment	$24,617	—	13,739	32,772	11,251	—	82,379

Loans collectively evaluated for impairment	$304,752	100,156	265,890	41,836	1,149	6,419	720,202

Loans acquired with deteriorated credit quality	$3,696	—	—	—	—	—	3,696

*	Included in ending balance of allowance for loan losses related to loans individually evaluated for impairment at March 31, 2013.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at September 30, 2012. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at September 30, 2012:
Individually evaluated for impairment	$975	—	7	42	—	—	1,024

Collectively evaluated for impairment	$5,966	—	7,079	16,548	513	699	30,805

Acquired with deteriorated credit quality	$—	—	—	—	—	—	—

Loans:
Balance at September 30, 2012	$332,320	163,834	319,272	89,689	17,567	7,753	930,435

Ending balance:
Loans individually evaluated for impairment	$18,440	—	24,895	42,267	—	69	85,671

Loans collectively evaluated for impairment	$310,635	163,834	294,377	47,422	17,567	7,684	841,519

Loans acquired with deteriorated credit quality	$3,245	—	—	—	—	—	3,245

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of March 31, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$272,804	100,156	205,774	14,879	—	6,419	600,032
Pass – Watch	25,790	—	57,252	21,796	1,149	—	105,987
Special Mention	228	—	3,670	—	—	—	3,898
Substandard	30,499	—	12,582	37,933	11,251	—	92,265
Doubtful	48	—	351	—	—	—	399
Loss	—	—	—	—	—	—	—

Total	$329,369	100,156	279,629	74,608	12,400	6,419	802,581

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2012. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$283,771	163,834	256,158	14,370	1,318	7,621	727,072
Pass – Watch	11,076	—	28,439	19,054	—	—	58,569
Special Mention	4,689	—	323	—	—	—	5,012
Substandard	32,011	—	34,352	56,261	16,249	132	139,005
Doubtful	773	—	—	4	—	—	777
Loss	—	—	—	—	—	—	—

Total	$332,320	163,834	319,272	89,689	17,567	7,753	930,435

The following table presents the Company’s loan portfolio aging analysis as of March 31, 2013. Dollar amounts are expressed in thousands.

			Greater Than			Total	Total Loans
	30-59 Days	60-90 Days	90 Days	Total Past		Loans	> 90 Days
	Past Due	Past Due	Past Due	Due	Current	Receivable	& Accruing
Residential	$2,095	337	6,449	8,881	320,488	329,369	155
Residential held for sale	2	—	—	2	100,154	100,156	—
Commercial real estate	—	—	700	700	278,929	279,629	—
Construction & development	368	—	2,546	2,914	71,694	74,608	—
Commercial	—	—	—	—	12,400	12,400	—
Installment	37	—	—	37	6,382	6,419	—

Total	$2,502	337	9,695	12,534	790,047	802,581	155

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2012. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,727	1,439	16,430	19,596	312,724	332,320	5,183
Residential held for sale	—	—	—	—	163,834	163,834	—
Commercial real estate	217	714	6,082	7,013	312,259	319,272	—
Construction & development	567	633	5,487	6,687	83,002	89,689	1,931
Commercial	—	—	—	—	17,567	17,567	—
Installment	181	67	64	312	7,441	7,753	—

Total	$2,692	2,853	28,063	33,608	896,827	930,435	7,114

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

	3/31/13	9/30/12
Residential	$22,216	23,147
Residential held for sale	—	—
Commercial real estate	9,023	20,952
Construction & development	18,939	30,606
Commercial	—	—
Installment	—	62

Total	$50,178	74,767

As of March 31, 2013, $39.3 million (78.3%) of the loans classified as nonaccrual were current and paying as agreed.

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development, commercial real estate, and residential rental properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, management determined that the full collection of principal and interest was uncertain. Such loans currently remain in non-accrual status, but may be moved back to a performing status upon sustained improvement in the real estate markets. In accordance with GAAP, these loans have been charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at March 31, 2013. Interest income is recognized on a cash-basis as payments are received.

A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. A restructuring of debt is considered a TDR if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. Loans modified in troubled debt restructurings are also considered impaired. Concessions granted in a TDR could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Unless the loan is performing prior to the restructure, TDRs are placed in non-accrual status at the time of restructuring and may only be returned to performing status after the borrower demonstrates sustained repayment performance for a reasonable period, generally six months.

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	3/31/13	9/30/12
Troubled debt restructurings:
Residential	$10,149	6,156
Residential held for sale	—	—
Commercial real estate	7,357	17,384
Construction & development	31,841	39,844
Commercial	11,251	—
Installment	—	—

Total	$60,598	63,384

Performing troubled debt restructurings:
Residential	$1,953	593
Residential held for sale	—	—
Commercial real estate	2,475	3,812
Construction & development	13,832	11,521
Commercial	11,251	—
Installment	—	—

Total	$29,511	15,926

At March 31, 2013, the Bank had outstanding commitments of $3,000 to be advanced in connection with TDRs.

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the six month period ended March 31, 2013. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	12	$4,562	$4,504	$19
Residential held for sale	—	—	—	—
Commercial real estate	2	746	746	—
Construction & development	14	18,328	18,328	—
Commercial	1	16,251	13,751	25
Installment	—	—	—	—

Total	29	$39,887	$37,329	$44

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the six month period ended March 31, 2012. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	2	$155	$155	$—
Residential held for sale	—	—	—	—
Commercial real estate	—	—	—	—
Construction & development	15	21,078	20,659	418
Commercial	1	3,000	1,500	—
Installment	—	—	—	—

Total	18	$24,233	$22,314	$418

The following table presents TDRs restructured during the six month period ended March 31, 2013 by type of modification. Dollar amounts are expressed in thousands.

	Extension of Maturity	Interest Only Period	Combination of Terms Modified	Total Recorded Investment Prior to Modification
Residential	$3,906	—	656	4,562
Residential held for sale	—	—	—	—
Commercial real estate	—	—	746	746
Construction & development	18,328	—	—	18,328
Commercial	—	—	16,251	16,251
Installment	—	—	—	—

Total	$22,234	—	17,653	39,887

The following table presents TDRs restructured during the six month period ended March 31, 2012 by type of modification. Dollar amounts are expressed in thousands.

	Extension of Maturity	Interest Only Period	Combination of Terms Modified	Total Recorded Investment Prior to Modification
Residential	$155	—	—	155
Residential held for sale	—	—	—	—
Commercial real estate	—	—	—	—
Construction & development	21,078	—	—	21,078
Commercial	—	—	3,000	3,000
Installment	—	—	—	—

Total	$21,233	—	3,000	24,233

The following table presents the Company’s recorded investment and number of loans considered TDRs at March 31, 2013 and 2012, that defaulted during the six month period. Dollar amounts are expressed in thousands.

	March 31, 2013		March 31, 2012
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Residential	21	$4,699	10	$3,040
Residential held for sale	—	—	—	—
Commercial real estate	3	646	2	3,696
Construction & development	2	1,760	7	5,010
Commercial	—	—	—	—
Installment	—	—	—	—

Total	26	$7,105	19	$11,746

The following table presents impaired loans, including troubled debt restructurings, as of March 31, 2013. Dollar amounts are expressed in thousands.

		Unpaid		YTD Average	Interest
	Recorded	Principal	Specific	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized
Loans without a specific valuation allowance:
Residential	$22,611	25,448	—	23,027	596
Residential held for sale	—	—	—	—	—
Commercial real estate	11,668	19,505	—	11,883	591
Construction & development	29,743	33,650	—	31,601	1,055
Commercial	—	—	—	—	—
Installment	—	436	—	56	29
Loans with a specific valuation allowance:
Residential	$2,006	2,029	231	2,039	53
Residential held for sale	—	—	—	—	—
Commercial real estate	2,071	2,155	351	2,089	67
Construction & development	3,029	3,163	4	3,029	61
Commercial	11,251	11,251	25	14,168	511
Installment	—	—	—	—	—
Total:
Residential	$24,617	27,477	231	25,066	649
Residential held for sale	—	—	—	—	—
Commercial real estate	13,739	21,660	351	13,972	658
Construction & development	32,772	36,813	4	34,630	1,116
Commercial	11,251	11,251	25	14,168	511
Installment	—	436	—	56	29

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2012. Dollar amounts are expressed in thousands.

		Unpaid		YTD Average	Interest
	Recorded	Principal	Specific	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized
Loans without a specific valuation allowance:
Residential	$16,849	19,394	—	18,252	776
Residential held for sale	—	—	—	—	—
Commercial real estate	21,574	30,652	—	24,961	1,796
Construction & development	40,633	45,873	—	46,820	2,658
Commercial	—	—	—	—	—
Installment	68	570	—	69	17
Loans with a specific valuation allowance:
Residential	$4,836	4,910	974	4,836	260
Residential held for sale	—	—	—	—	—
Commercial real estate	3,322	3,955	7	3,949	215
Construction & development	1,634	1,668	42	1,698	100
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
Total:
Residential	$21,685	24,304	974	23,088	1,036
Residential held for sale	—	—	—	—	—
Commercial real estate	24,896	34,607	7	28,910	2,011
Construction & development	42,267	47,541	42	48,518	2,758
Commercial	—	—	—	—	—
Installment	68	570	—	69	17

(7) FORECLOSED ASSETS HELD FOR SALE

The following table presents real estate owned and other repossessed property. Dollar amounts are expressed in thousands.

	3/31/13	9/30/12
Real estate acquired through (or deed in lieu of) foreclosure	$20,597	17,040
Less: allowance for losses	—	—

Total	$20,597	17,040

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

		Mortgage	Other and
Three months ended March 31, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$11,015	—	(124)	10,891
Provision for loan losses	(5,600)	—	—	(5,600)
Other income	735	18,782	(552)	18,965
General and administrative expenses	6,469	11,144	(73)	17,540
Income tax expense	4,189	2,941	(232)	6,898

Net income	$6,692	4,697	(371)	11,018

		Mortgage	Other and
Three months ended March 31, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$12,234	—	(137)	12,097
Provision for loan losses	5,000	—	—	5,000
Other income	(1,560)	10,397	(548)	8,289
General and administrative expenses	6,542	8,411	(182)	14,771
Income tax expense (benefit)	(334)	765	(191)	240

Net income (loss)	$(534)	1,221	(312)	375

		Mortgage	Other and
Six months ended March 31, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$22,325	—	(253)	22,072
Provision for loan losses	(9,600)	—	—	(9,600)
Other income	785	35,803	(1,126)	35,462
General and administrative expenses	13,219	22,832	(356)	35,695
Income tax expense	7,504	4,994	(394)	12,104

Net income	$11,987	7,977	(629)	19,335

		Mortgage	Other and
Six months ended March 31, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$26,482	—	(266)	26,216
Provision for loan losses	7,500	—	—	7,500
Other income	(2,332)	22,082	(912)	18,838
General and administrative expenses	12,574	16,675	(341)	28,908
Income tax expense	1,569	2,082	(319)	3,332

Net income	$2,507	3,325	(518)	5,314

(11) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $659,000, a decrease in other liabilities of $636,000, and an increase in other income of $1.3 million for the quarter ended March 31, 2013. The Company recorded a decrease in other assets of $1.6 million, a decrease in other liabilities of $14,000, and a decrease in other income of $1.6 million for the six month period ended March 31, 2013. As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $1,000, an increase in other liabilities of $560,000, and a decrease in other income of $561,000 for the quarter ended March 31, 2012. The Company recorded a decrease in other assets of $662,000, an increase in other liabilities of $27,000, and a decrease in other income of $689,000 for the six month period ended March 31, 2012.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $2.8 million, an increase in other liabilities of $21,000, and a decrease in other income of $2.8 million during the quarter ended March 31, 2013. The Company recorded a decrease in other assets of $370,000, a decrease in other liabilities of $96,000, and a decrease in other income of $274,000 during the six month period ended March 31, 2013. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $1.4 million, a decrease in other liabilities of $26,000, and an increase in other income of $1.4 million during the quarter ended March 31, 2012. The Company recorded an increase in other assets of $733,000, a decrease in other liabilities of $187,000, and an increase in other income of $920,000 during the six month period ended March 31, 2012.

The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2013, is disclosed in Footnote 12, Fair Value Measurements.

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

At March 31, 2012, mortgage-backed securities available for sale, which consist of agency pass-through and participation certificates issued by GNMA, FNMA, and FHLMC, were valued by using broker-dealer quotes for similar assets in markets that are not active. Although the Company did not validate these quotes, they were reviewed by management for reasonableness in relation to current market conditions. Additionally, they were obtained from experienced brokers who had an established relationship with the Bank and deal regularly with these types of securities. The Company did not make any adjustment to the quotes received from broker-dealers. These measurements are classified as Level 2. At March 31, 2013, mortgage-backed securities available for sale were valued by using industry standard models which utilize various inputs and assumptions such as historical prices of benchmark securities, prepayment estimates, loan type, and year of origination. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. These measurements are classified as Level 2 within the hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at March 31, 2013 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$172,302	101,623	70,679	—
Corporate debt securities	72,302	—	72,302	—
Municipal securities	422	—	422	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	76	—	76	—
Pass through certificates guaranteed by FNMA – adjustable rate	139	—	139	—
FHLMC participation certificates:
Fixed rate	159	—	159	—
Adjustable rate	125	—	125	—
Loans held for sale	100,156	—	100,156	—
Commitments to originate loans	982	—	—	982
Forward sales commitments	1,824	—	—	1,824

Total assets	$348,487	101,623	244,058	2,806

Liabilities:
Commitments to originate loans	$498	—	—	498
Forward sales commitments	37	—	—	37

Total liabilities	$535	—	—	535

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

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the six month periods ended March 31, 2013 and 2012 (in thousands):

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2012	$2,047	2,061
Total realized and unrealized losses:
Included in net income	(1,563)	(274)

Balance at March 31, 2013	$484	1,787

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2011	$360	1,328
Total realized and unrealized gains (losses):
Included in net income	(689)	920

Balance at March 31, 2012	$(329)	2,248

Realized and unrealized gains and losses noted in the table above and included in net income for the six month period ended March 31, 2013, are reported in the consolidated statements of income as follows (in thousands):

Other
Income
Total losses	$(1,837)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

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

The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2013, was $26.7 million. The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2012, was $78.7 million.

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

The carrying value of foreclosed assets held for sale was $20.6 million at March 31, 2013. Charge-offs related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2013, totaled $713,000. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2012, totaled $2.8 million.

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

The carrying value of the Company’s investment in LLCs was $16.9 million at March 31, 2013, and $17.2 million at September 30, 2012.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:			`
Cash and cash equivalents	$50,720	50,720	—	—
Stock in Federal Home Loan Bank	6,984	—	6,984	—
Mortgage-backed securities held to maturity	11,808	—	11,834	—
Loans receivable held for investment	681,699	—	—	704,361
Financial Liabilities:
Customer deposit accounts	807,288	—	—	808,933
Brokered deposit accounts	10,000	—	—	10,000
Advances from FHLB	125,000	—	—	127,847
Subordinated debentures	25,774	—	—	10,309

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:			`
Cash and cash equivalents	$8,716	8,716	—	—
Stock in Federal Home Loan Bank	7,073	—	7,073	—
Mortgage-backed securities held to maturity	25,921	—	26,117	—
Loans receivable held for investment	734,772	—	—	763,017
Financial Liabilities:
Customer deposit accounts	870,946	—	—	872,160
Brokered deposit accounts	21,367	—	—	21,365
Advances from FHLB	127,000	—	—	130,393
Subordinated debentures	25,774	—	—	9,021

The following tables present the carrying values and fair values of the Company’s unrecognized financial instruments. Dollar amounts are expressed in thousands.

	March 31, 2013		September 30, 2012
	Contract or	Estimated	Contract or	Estimated
	notional	unrealized	notional	unrealized
	amount	gain (loss)	amount	gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$5,431	25	$2,446	11
Lending commitments – floating rate	2,242	(15)	926	9
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of March 31, 2013, and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table displays the results derived from the Company’s internal valuation model at March 31, 2013, and the carrying value of its investment in Central Platte at March 31, 2013. Dollar amounts are expressed in thousands.

Method 1	$15,017
Method 2	15,787
Method 3	18,129
Average of methods 1, 2, and 3	$16,311

Carrying value of investment in Central Platte Holdings, LLC	$15,562

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. The results of this analysis as of September 30, 2012, did not indicate any additional impairment of the Company’s investment in NBH. No events have occurred during the six month period ended March 31, 2013, that would indicate any additional impairment of the Company’s investment. The carrying value of the Company’s investment in NBH was $1.4 million at March 31, 2013.

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

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC. This Consent Order replaces and terminates the previous Supervisory Agreement. The Consent Order requires that the Bank establish various plans and programs to improve its asset quality and to ensure the adequacy of allowances for loan and lease losses. It requires the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also requires a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. As of March 31, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 16.5% and 20.7%, respectively. The Consent Order does not direct the Bank to raise capital, make management or board changes, or restrict lending.

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

On February 1, 2013, the Board of Directors of the Bank signed an additional Consent Order with the OCC, effective as of that date. This Consent Order requires the Bank to take corrective action to enhance its program for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering requirements. The Consent Order requires, among other things, that the Bank improve its processes to better identify and monitor accounts and transactions that pose a greater than normal risk for compliance with the BSA. The Consent Order also requires the Bank to maintain an effective risk assessment process, monitoring mechanisms, training programs and appropriate systems to review the activities of customer accounts.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of March 31, 2013 were $1,179.0 million, a decrease of $61.8 million from September 30, 2012, the prior fiscal year end.

Loans receivable held for investment were $702.4 million as of March 31, 2013, a decrease of $64.2 million during the six month period. The weighted average rate on such loans as of March 31, 2013, was 5.61%, a decrease from 5.88% as of March 31, 2012.

Loans receivable held for sale as of March 31, 2013, were $100.2 million, a decrease of $63.7 million from September 30, 2012. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2013, the Bank originated and purchased $1,044.1 million in mortgage loans held for sale, $58.0 million in mortgage loans held for investment, and $1.1 million in other loans. This total of $1,103.2 million in loans compares to $889.0 million in loans originated and purchased during the six months ended March 31, 2012.

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

	3/31/13	9/30/12	3/31/12
Asset Classification:
Substandard	$113,368	156,117	167,826
Doubtful	400	777	—
Loss*	—	—	—

	113,768	156,894	167,826
Allowance for loan losses	(20,726)	(31,829)	(36,797)

	$93,042	125,065	131,029

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. Prior to quarter ended March, 31 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	3/31/13	9/30/12	3/31/12
Total Assets	$1,179,036	1,240,826	1,192,208

Non-accrual loans	50,178	74,767	73,127
Performing troubled debt restructurings	29,511	15,926	27,636
Net real estate and other assets acquired through foreclosure	20,597	17,040	21,155

Total	100,286	107,733	121,918

Percent of total assets	$8.51%	8.68%	10.23%

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

With the exception of certain residential loans, which are not deemed impaired until they reach 180 days past due, loans in non-accrual status are considered impaired. (At March 31, 2013, residential loans of $1.1 million in non-accrual status were not deemed impaired.) Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairment that is deemed a “confirmed loss” is charged off and netted from the respective loan balance. For collateral dependent loans, which make up the majority of the Bank’s impaired loans, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. Therefore, risks associated with non-accrual loans have been addressed within Bank’s quarterly analysis of the adequacy of its ALLL, as essentially all were individually analyzed for impairment.

If loans classified as substandard are also impaired, they are individually analyzed for impairment, as noted above. At March 31, 2013, $75.8 million of loans classified as substandard have also been deemed impaired. In addition, the Bank utilizes a qualitative adjustment related to changes and trends in past due, non-accrual, and adversely classified loans. This adjustment is applied to the various pools of unimpaired loans when determining adequacy of the Bank’s ALLL.

Investment securities were $245.0 million as of March 31, 2013, an increase of $30.8 million from September 30, 2012. During the six month period, the Bank purchased $52.5 million of securities available for sale and received principal repayments related to such securities of $20.0 million. There were no sales of investment securities during the six month period ended March 31, 2013.

Mortgage-backed securities were $12.3 million as of March 31, 2013, a decrease of $14.2 million from the prior year end. During the six month period, the Bank sold $10.8 million of mortgage-backed securities held to maturity following significant deterioration in the issuer’s creditworthiness. There were no sales from the Company’s portfolio of mortgage-backed securities available for sale during the six month period ended March 31, 2013. The average yield on the mortgage-backed securities portfolio was 3.67% at March 31, 2013, a decrease from 4.78% at March 31, 2012.

The Company’s investment in LLCs, which is accounted for using the equity method, was $16.9 million at March 31, 2013, a decrease of $294,000 from September 30, 2012. During the year ended September 30, 2012, the Company recorded a $200,000 impairment charge related to its investment in LLCs. There have been no events subsequent to September 30, 2012, that would indicate an additional impairment in value of the Company’s investment in LLCs at March 31, 2013.

Liabilities and Equity

Customer and brokered deposit accounts decreased $75.0 million during the six months ended March 31, 2013. This decrease was due to a $128.1 million decrease in certificates of deposits during the period, which was partially offset by increases in savings, money market, and checking accounts. The weighted average rate on customer and brokered deposits as of March 31, 2013, was 0.60%, a decrease from 1.15% as of March 31, 2012.

Advances from the FHLB were $125.0 million as of March 31, 2013, a decrease of $2.0 million from September 30, 2012. During the six month period, the Bank borrowed $25.0 million of new advances and repaid $27.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of March 31, 2013. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly-owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $4.8 million as of March 31, 2013, a decrease of $3.9 million from September 30, 2012. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2012.

Total stockholders’ equity as of March 31, 2013, was $190.3 million (16.1% of total assets). This compares to $171.5 million (13.8% of total assets) at September 30, 2012. On a per share basis, stockholders’ equity was $24.19 on March 31, 2013, compared to $21.80 on September 30, 2012.

The Company did not pay any cash dividends to its stockholders during the six month period ended March 31, 2013. In accordance with the agreement, which is described more fully in Footnote 14, Regulatory Agreements, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from its primary regulator.

Total stockholders’ equity as of March 31, 2013, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $1.8 million. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Six months ended
	3/31/13	3/31/12
Return on assets	3.20%	0.87%
Return on equity	21.38%	6.93%
Equity-to-assets ratio	16.14%	13.13%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, the Company had net income of $11.0 million or $1.40 per share. This compares to a net income of $375,000 or $0.05 per share for the three month period ended March 31, 2012.

For the six months ended March 31, 2013, the Company had net income of $19.3 million or $2.46 per share. This compares to a net income of $5.3 million or $0.68 per share for the six month period ended March 31, 2012.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2013 and 2012. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Six months ended 3/31/13			As of	Six months ended 3/31/12			As of
				3/31/13				3/31/12
	Average		Yield/	Yield/	Average		Yield/	Yield/
	Balance	Interest	Rate	Rate	Balance	Interest	Rate	Rate
Interest-earning assets
Loans	$843,897	24,074	5.71%	5.33%	$995,651	30,163	6.06%	5.59%
Mortgage-backed securities	24,559	381	3.10%	3.67%	36,123	962	5.33%	4.78%
Securities	252,681	2,048	1.62%	1.57%	63,153	1,466	4.64%	2.19%
Bank deposits	19,568	3	0.03%	0.01%	19,137	6	0.06%	0.01%

Total earning assets	1,140,705	26,506	4.65%	4.23%	1,114,064	32,597	5.85%	5.26%

Non-earning assets	73,425				98,596

Total	$1,214,130				$1,212,660

Interest-costing liabilities
Customer checking and savings deposit accounts	$312,204	701	0.45%	0.41%	$258,090	610	0.47%	0.43%
Customer and brokered certificates of deposit	543,037	2,408	0.89%	0.74%	587,151	4,304	1.47%	1.47%
FHLB Advances	139,006	1,063	1.53%	1.66%	172,865	1,201	1.39%	1.79%
Subordinated debentures	25,000	254	2.02%	1.95%	25,000	266	2.13%	2.20%
Other borrowings	301	8	5.32%	5.00%	—	—	—%	—%

Total costing liabilities	1,019,548	4,434	0.87%	0.77%	1,043,106	6,381	1.22%	1.25%

Non-costing liabilities	15,115				13,920
Stockholders’ equity	179,467				155,634

Total	$1,214,130				$1,212,660

Net earning balance	121,157				70,958

Earning yield less costing rate			3.78%	3.46%			4.63%	4.01%

Average interest-earning assets, net interest, and net yield spread on average interest-earning assets	$1,140,705	22,072	3.87%		$1,114,064	26,216	4.71%

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

	Six months ended March 31, 2013, compared to six months ended March 31, 2012
	Yield	Volume	Yield/ Volume	Total
Components of interest income:
Loans	$(1,742)	(4,598)	251	(6,089)
Mortgage-backed securities	(403)	(308)	130	(581)
Securities	(954)	4,397	(2,861)	582
Bank deposits	(3)	—	—	(3)

Net change in interest income	(3,102)	(509)	(2,480)	(6,091)

Components of interest expense:
Customer and brokered deposit accounts	(1,817)	58	(46)	(1,805)
FHLB Advances	121	(235)	(24)	(138)
Subordinated debentures	(13)	—	1	(12)
Other borrowings	—	—	8	8

Net change in interest expense	(1,709)	(177)	(61)	(1,947)

Increase in net interest margin	$(1,393)	(332)	(2,419)	(4,144)

Net interest margin before loan loss provision for the six months ended March 31, 2013, decreased $4.1 million from the same period in the prior year. Specifically, interest income decreased $6.0 million, which was offset by a $1.9 million decrease in interest expense for the period. Interest on loans decreased $6.1 million as the result of a $151.8 million decrease in the average balance of loans receivable outstanding during the period and a 35 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $581,000 due to an $11.6 million decrease in the average balance of mortgage-backed securities during the period and a 223 basis point decrease in the average rate earned on such securities during the period. Interest earned on investment securities increased $582,000 resulting from a $189.5 million increase in the average balance of such securities during the period, the effect of which was offset by a 302 basis point decrease in the average rate earned on such securities. Interest expense on customer and brokered deposit accounts decreased $1.8 million due to a 43 basis point decrease in the average rate paid on such liabilities. Interest expense on FHLB advances decreased $138,000 as the result a $33.9 million decrease in the average balance of advances outstanding during the period, the effect of which was partially offset by a 14 basis point increase in the average rate paid of such liabilities.

Provision for Loan Losses

The Company recorded a negative provision for loan losses of $9.6 million during the six month period. Based upon management’s analysis, the resulting allowance for loan losses of $20.7 million is adequate at March 31, 2013.

The negative provision for loan loss for the current quarter was based upon the Bank’s ALLL methodology, which contains both qualitative and quantitative factors. Specifically, activity during the quarter reflected in quantitative factors included the following:

•

The Bank’s portfolio of loans held to maturity decreased $64.2 million during the six month period, to $702.4 million. This decrease consisted almost entirely of declines within the Bank’s commercial real estate and construction and land development portfolios, which historically have experienced higher credit losses than the Bank’s other portfolios.

•

The level of criticized loans (those classified as special mention, substandard, or doubtful) decreased $48.2 million during the six month period. Of this decline, $36.4 million related to loans within the Bank’s commercial real estate and construction and land development portfolios.

•	The Bank’s loss experience during the period was much better than the previous 36 months. During the six month period ended March 31, 2013, the Bank recorded net charge-offs of $1.5 million.

•

The level of nonperforming loans decreased $24.6 million during the six month period. Similar to the decrease in gross loan balances, this decline consisted almost entirely of loans within the Bank’s commercial real estate and construction and land development portfolios.

In addition to the quantitative factors noted above, management observed the following qualitative factors when determining the appropriate level of the Bank’s ALLL at March 31, 2013:

•

The housing market in the Kansas City metropolitan area, where all of the Bank’s construction and land development lending is concentrated, has shown renewed strength during the period. In terms of new building permits, the market experienced its best fourth calendar quarter since 2008, and the supply of new housing inventory has dropped below the equilibrium level, resulting in an increase in new housing starts. New building permits issued during the first calendar quarter of 2013 remained strong and were also at their highest level since 2008.

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 18.2% of total classified assets at March 31, 2013, 20.3% at September 30, 2012, and 21.9% at March 31, 2012.

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

Other Income

Other income for the three months ended March 31, 2013, increased $10.7 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $10.7 million from the same period in the prior year due to increased mortgage banking volume and spreads. Provision for loss on real estate owned decreased $1.8 million due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. Gain on sale of securities held to maturity increased $257,000 as compared to the same period in the prior year, due to the sales of two mortgage-backed securities held to maturity after it was determined that there was a significant deterioration in the issuer’s creditworthiness. Customer service fees and charges increased $155,000 from the same period in the prior year due primarily to an increase in miscellaneous fees related to an increase in residential mortgage origination volume. In addition, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC during the quarter ended March 31, 2012, resulting from a decrease in the sales price of fully-developed lots in Central Platte’s residential development. These increases were partially offset by a $2.5 million decrease in other income due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP.

Other income for the six months ended March 31, 2013, increased $16.6 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $15.6 million from the same period in the prior year due to increased mortgage banking volume and spreads. Provision for loss on real estate owned decreased $2.6 million due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. Gain on sale of securities held to maturity increased $257,000 as compared to the same period in the prior year, due to the sales of two mortgage-backed securities held to maturity after it was determined that there was a significant deterioration in the issuer’s creditworthiness. In addition, loss on sale of securities available for sale decreased $343,000 as compared to the same period in the prior year, due to the fact that there were no sales of such securities during the current period. Customer service fees and charges increased $219,000 from the same period in the prior year due primarily to an increase in miscellaneous fees related to an increase in residential mortgage origination volume. In addition, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC during the six month period ended March 31, 2012, resulting from a decrease in the sales price of fully-developed lots in Central Platte’s residential development. These increases were partially offset by a $2.5 million decrease in other income due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and a decrease in loan prepayment penalties.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2013, increased $2.8 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $1.0 million due to the addition of personnel in the Company’s residential lending, internal asset review, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $1.5 million due to an increase in residential mortgage loan origination volume from the same period in the prior year. Federal deposit insurance premiums increased $264,000, due primarily to an increase in premium rates from the same period in the prior year.

Total general and administrative expenses for the six months ended March 31, 2013, increased $6.8 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $2.0 million due to the addition of personnel in the Company’s residential lending, internal asset review, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $3.6 million due to an increase in residential mortgage loan origination volume from the same period in the prior year. Advertising and business promotion expense increased $178,000 due primarily to the increase in advertising costs related to the mortgage banking operation. Federal deposit insurance premiums increased $463,000, due primarily to an increase in premium rates from the same period in the prior year. In addition, other expenses increased $422,000 primarily due to costs related to the increase in residential origination volume and costs incurred to move the Bank’s disaster recovery site during the current six month period.

REGULATION

Regulation of the Company

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

Regulation of the Bank

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

Recent Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•

Centralize responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (“CFPB”), with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

On January 10, 2013, the CPPB issued a final rule that implements certain provision of the Dodd-Frank Act which prohibit creditors from making residential mortgage loans without regard to the borrower’s repayment ability. The rule sets forth specific verification requirements, product features, and underwriting criteria that a lender must follow for residential mortgage loans to be treated as “qualified mortgages” and, therefore, subject to certain protections from liability. The final rule is effective for residential mortgage loan applications received on or after January 10, 2014.

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

At March 31, 2013, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2013, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which is described more fully in Footnote 14, Regulatory Agreements. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of March 31, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 16.5% and 20.7%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At March 31, 2013	Amount
GAAP capital (Bank only)	$194,586
Adjustment for regulatory capital:
Intangible assets	(2,321)
Reverse the effect of SFAS No. 115	(1,793)

Tangible capital	190,472
Qualifying intangible assets	—

Tier 1 capital (core capital)	190,472
Qualifying general valuation allowance	12,360

Risk-based capital	$202,832

	As of March 31, 2013
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets	$202,832	20.7%	78,437	≥8%	98,046	≥10%
Tier 1 capital to adjusted tangible assets	190,472	16.5%	46,147	≥4%	57,684	≥5%
Tangible capital to tangible assets	190,472	16.5%	17,305	≥1.5%	—	—
Tier 1 capital to risk-weighted assets	190,472	19.4%	—	—	58,827	≥6%

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

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At March 31, 2013, the Bank had a total borrowing capacity at FHLB of $246.4 million, and outstanding advances of $125.0 million. As an additional source of liquidity, the Bank has $111.4 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at March 31, 2013.

In accordance with the Consent Order with the OCC, which is described more fully in Footnote 14, Regulatory Agreements, the Bank is required to meet and maintain specific capital levels. This requirement prohibits the Bank from accepting, renewing, or rolling over any brokered deposits. As of March 31, 2013, the Bank’s brokered deposits totaled $10.0 million. The Bank believes it will have adequate alternate funding sources available to replace such deposits upon their maturity.

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

NASB Financial, Inc.
(Registrant)

May 10, 2013	By:	/s/ Paul L. Thomas
Paul L. Thomas
Chief Executive Officer

May 10, 2013	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer