Form 10-Q
period 2013-06-30
NASB FINANCIAL INC
filed 2013-08-09
CIK 1059131

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2013

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

The number of shares of Common Stock of the Registrant outstanding as of August 5, 2013, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$28,071	8,716
Securities:
Available for sale, at fair value	239,716	214,190
Stock in Federal Home Loan Bank, at cost	5,929	7,073
Mortgage-backed securities:
Available for sale, at fair value	475	554
Held to maturity, at cost	10,398	25,921
Loans receivable:
Held for sale, at fair value	104,658	163,834
Held for investment, net	695,582	766,601
Allowance for loan losses	(20,650)	(31,829)

Total loans receivable, net	779,590	898,606

Accrued interest receivable	4,011	4,402
Foreclosed assets held for sale, net	13,007	17,040
Premises and equipment, net	11,920	11,637
Investment in LLCs	16,667	17,222
Deferred income tax asset, net	14,157	17,199
Income taxes receivable	1,187	—
Other assets	17,277	18,266

	$1,142,405	1,240,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$801,348	870,946
Brokered deposit accounts	—	21,367
Advances from Federal Home Loan Bank	100,000	127,000
Subordinated debentures	25,774	25,774
Escrows	6,468	8,760
Income taxes payable	—	3,490
Accrued expenses and other liabilities	18,240	11,986

Total liabilities	951,830	1,069,323

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,613	16,657
Retained earnings	210,626	189,516
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive income	275	2,269

Total stockholders’ equity	190,575	171,503

	$1,142,405	1,240,826

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest on loans receivable	$10,880	13,654	34,954	43,817
Interest on mortgage-backed securities	103	415	484	1,377
Interest and dividends on securities	1,107	676	3,155	2,142
Other interest income	1	5	4	11

Total interest income	12,091	14,750	38,597	47,347

Interest on customer and brokered deposit accounts	1,179	2,241	4,288	7,155
Interest on advances from Federal Home Loan Bank	510	658	1,573	1,859
Interest on subordinated debentures	124	135	378	401
Other interest expense	5	—	13	—

Total interest expense	1,818	3,034	6,252	9,415

Net interest income	10,273	11,716	32,345	37,932
Provision for loan losses	—	3,000	(9,600)	10,500

Net interest income after provision for loan losses	10,273	8,716	41,945	27,432

Other income (expense):
Loan servicing fees, net	27	39	79	104
Customer service fees and charges	1,279	1,424	4,110	4,036
Provision for loss on real estate owned	(139)	(361)	(956)	(3,784)
Loss on sale of securities available for sale	—	—	—	(343)
Gain (loss) on sale of securities held to maturity	—	(32)	257	(32)
Gain from loans receivable held for sale	11,232	12,949	46,619	32,785
Impairment loss on investment in LLCs	—	—	—	(200)
Other income (expense)	(1,402)	1,542	(3,650)	1,833

Total other income	10,997	15,561	46,459	34,399

General and administrative expenses:
Compensation and fringe benefits	6,954	5,633	19,812	16,454
Commission-based mortgage banking compensation	4,544	4,421	15,481	11,730
Premises and equipment	1,452	1,184	3,996	3,669
Advertising and business promotion	1,930	1,614	4,489	3,995
Federal deposit insurance premiums	589	361	1,839	1,148
Other	2,915	2,850	8,462	7,975

Total general and administrative expenses	18,384	16,063	54,079	44,971

Income before income tax expense	2,886	8,214	34,325	16,860
Income tax expense	1,111	3,159	13,215	6,491

Net income	$1,775	5,055	21,110	10,369

Basic earnings per share	$0.23	0.64	2.68	1.32

Diluted earnings per share	$0.23	0.64	2.68	1.32

Basic weighted average shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,
	2013	2012
	(Dollars in thousands)
Net income	$1,775	5,055

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax benefit of $950 and $235 at June 30, 2013 and 2012, respectively	(1,518)	(375)
Reclassification adjustment for (gain) loss included in net income	—	—

Change in unrealized gain (loss) on available for sale securities, net of income tax benefit of $950 and $235 at June 30, 2013 and 2012, respectively	(1,518)	(375)

Comprehensive income	$257	4,680

	Nine months ended June 30,
	2013	2012
	(Dollars in thousands)
Net income	$21,110	10,369

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(1,248) and $155 at June 30, 2013 and 2012, respectively	(1,994)	247
Reclassification adjustment for loss included in net income, net of income tax benefit of $132 at June 30, 2012	—	211

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(1,248) and $287 at June 30, 2013 and 2012, respectively	(1,994)	458

Comprehensive income	$19,116	10,827

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive Income (loss)	Total stockholders’ equity
	(Dollars in thousands)
Balance at October 1, 2012	$1,479	16,657	189,516	(38,418)	2,269	171,503
Comprehensive income:
Net income	—	—	21,110	—	—	21,110
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(1,994)	(1,994)

Total comprehensive income						19,116
Stock based compensation	—	(44)	—	—	—	(44)

Balance at June 30, 2013	$1,479	16,613	210,626	(38,418)	275	190,575

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$21,110	10,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,720	1,461
Amortization and accretion, net	621	(832)
Loss on sale of securities available for sale	—	343
(Gain) loss on sale of securities held to maturity	(257)	32
Loss from investment in LLCs	563	116
Impairment loss on investment in LLCs	—	200
Gain from loans receivable held for sale	(46,619)	(32,785)
Provision for loan losses	(9,600)	10,500
Provision for loss on real estate owned	956	3,784
Origination of loans receivable held for sale	(1,494,860)	(1,294,296)
Sale of loans receivable held for sale	1,600,655	1,318,653
Stock based compensation – stock options	(44)	4
Changes in:
Net fair value of loan-related commitments	3,299	(1,364)
Accrued interest receivable	391	456
Prepaid and accrued expenses, other liabilities, and income taxes payable	2,103	3,816

Net cash provided by operating activities	80,038	20,457
Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	4,851	9,654
Available for sale	68	118
Principal repayments of mortgage loans receivable held for investment	169,266	185,273
Principal repayments of other loans receivable	2,686	3,122
Principal repayments of investment securities available for sale	42,468	25,109
Loan origination - mortgage loans receivable held for investment	(108,088)	(62,045)
Loan origination - other loans receivable	(1,712)	(2,509)
Purchase of mortgage loans receivable held for investment	(647)	(709)
Proceeds from sale of Federal Home Loan Bank stock	1,145	5,454
Purchase of investment securities available for sale	(72,525)	(163,147)
Proceeds from sale of investment securities available for sale	—	19,678
Proceeds from sale of mortgage-backed securities held to maturity	10,800	859
Proceeds from sale of real estate owned	11,905	8,155
Purchases of premises and equipment, net	(957)	(2,203)
Investment in LLCs	(7)	(4)
Other	(91)	640

Net cash provided by investing activities	59,162	27,445

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	(90,975)	55,794
Proceeds from advances from Federal Home Loan Bank	25,000	25,000
Repayment on advances from Federal Home Loan Bank	(52,000)	(122,000)
Change in escrows	(2,292)	(3,173)
Proceeds from other borrowings	422	—

Net cash used in financing activities	(119,845)	(44,379)

Net increase in cash and cash equivalents	19,355	3,523
Cash and cash equivalents at beginning of the period	8,716	5,030

Cash and cash equivalents at end of period	$28,071	8,553

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$13,602	4,642
Cash paid for interest	5,981	9,461
Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$9,335	15,974
Conversion of real estate owned to loans receivable	224	3,907

See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of NASB Financial, Inc. (the “Company”), its wholly-owned subsidiary, North American Savings Bank, F.S.B. (“North American” or the “Bank”), and the Bank’s wholly-owned subsidiary, Nor-Am Service Corporation. All significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of our wholly-owned statutory trust, NASB Preferred Trust I (the “Trust”). The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of NASB Financial, Inc. The Trust Preferred Securities issued by the Trust are included in Tier I capital for regulatory capital purposes. See Footnote 9, Subordinated Debentures.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 14, 2012. Operating results for the nine month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The condensed consolidated balance sheet of the Company as of September 30, 2012, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2013, have remained unchanged from September 30, 2012. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassification out of accumulated other comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2012, including interim periods within those years. The amendments should be prospectively applied. The amendments do not change the current requirement for reporting net income or other comprehensive income. The amendments require an organization to present on the face of the financial statements, or in the footnotes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required to provide additional detail about those amounts. Management does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

(3) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three months ended		Nine months ended
	6/30/13	6/30/12	6/30/13	6/30/12
Net income (in thousands)	$1,775	5,055	21,110	10,369
Average common shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614
Average common share stock options outstanding	—	—	—	—

Average diluted common shares	7,867,614	7,867,614	7,867,614	7,867,614
Earnings per share:
Basic	$0.23	0.64	2.68	1.32
Diluted	$0.23	0.64	2.68	1.32

At June 30, 2013 and 2012, options to purchase 41,138 and 47,538 shares, respectively, of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(4) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at June 30, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$67,471	2,117	—	69,588
U.S. government sponsored agency securities	171,398	222	1,914	169,706
Municipal securities	422	—	—	422

Total	$239,291	2,339	1,914	239,716

The following table presents a summary of securities available for sale at September 30, 2012. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$57,983	3,035	—	61,018
U.S. government sponsored agency securities	152,546	624	4	153,166
Municipal securities	6	—	—	6

Total	$210,535	3,659	4	214,190

There were no sales of securities available for sale during the nine month period ended June 30, 2013. During the nine month period ended June 30, 2012, the Company realized gross gains of $227,000 and gross losses of $570,000 on the sale of securities available for sale.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at June 30, 2013. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized
	value	losses	value	losses
U.S. government sponsored agency securities	$88,566	1,914	$—	—

Total	$88,566	1,914	$—	—

The scheduled maturities of securities available for sale at June 30, 2013 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$10,197	18	—	10,215
Due from one to five years	158,175	2,321	4	160,492
Due from five to ten years	10,420	—	18	10,402
Due after ten years	60,499	—	1,892	58,607

Total	$239,291	2,339	1,914	239,716

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at June 30, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$71	2	—	73
Pass-through certificates guaranteed by FNMA – adjustable rate	130	7	—	137
FHLMC participation certificates:
Fixed rate	138	7	—	145
Adjustable rate	114	6	—	120

Total	$453	22	—	475

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

There were no sales of mortgage-backed securities available for sale during the nine month periods ended June 30, 2013 and 2012.

The scheduled maturities of mortgage-backed securities available for sale at June 30, 2013 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$138	7	—	145
Due after ten years	315	15	—	330

Total	$453	22	—	475

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at June 30, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$31	3	—	34
FNMA pass-through certificates:
Fixed rate	2	—	—	2
Balloon maturity and adjustable rate	14	—	—	14
Collateralized mortgage obligations	10,351	186	29	10,508

Total	$10,398	189	29	10,558

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

During the nine month period ended June 30, 2013, the Bank recognized a gain of $295,000 and a loss of $38,000 on the sale of two mortgage backed securities which were classified as held to maturity. The securities had a combined amortized cost of $10.5 million at the time of sale. During the nine month period ended June 30, 2012, the Bank recognized a loss of $32,000 on the sale of a mortgage backed security which was classified as held to maturity. The security had an amortized cost of $891,000 at the time of sale. The decision was made to sell the securities after it was determined that there was a significant deterioration in the issuer’s creditworthiness.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at June 30, 2013. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	Fair	unrealized
	value	losses	Value	losses
Collateralized mortgage obligations	$—	—	$3,744	29

Total	$—	—	$3,744	29

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at June 30, 2013, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at June 30, 2013, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at June 30, 2013, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$831	2	21	812
Due from five to ten years	24	1	—	25
Due after ten years	9,543	186	8	9,721

Total	$10,398	189	29	10,558

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

The following table presents the Bank’s total loans receivable. Dollar amounts are expressed in thousands.

	6/30/13	9/30/12
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$340,731	331,310
Business properties	269,141	321,559
Partially guaranteed by VA or insured by FHA	5,749	3,950
Construction and development	89,506	110,718

Total mortgage loans	705,127	767,537
Commercial loans	12,313	17,570
Installment loans and lease financing to individuals	6,322	7,753

Total loans receivable held for investment	723,762	792,860
Less:
Undisbursed loan funds	(23,624)	(21,014)
Unearned discounts and fees on loans, net of deferred costs	(4,556)	(5,245)

Net loans receivable held for investment	$695,582	766,601

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$104,658	163,834

Included in the loans receivable balances at June 30, 2013, are participating interests in mortgage loans and wholly-owned mortgage loans serviced by other institutions in the amount of $1.1 million. Loans and participations serviced for others amounted to approximately $24.4 million at June 30, 2013. Loans serviced for others are not included in the accompanying condensed consolidated balance sheets.

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

The Bank’s residential real estate loan underwriters are grouped into three different levels, based upon each underwriter’s experience and proficiency. Underwriters within each level are authorized to approve loans up to prescribed dollar amounts. Any loan over $1 million must also be approved by either the Board Chairman, CEO or EVP/Residential Lending. Conventional residential real estate loans are underwritten using FNMA’s Desktop Underwriter or FHLMC’s Loan Prospector automated underwriting systems, which analyze credit history, employment and income information, qualifying ratios, asset reserves, and loan-to-value ratios. If a loan does not meet the automated underwriting standards, it is underwritten manually. Full documentation to support each applicant’s credit history, income, and sufficient funds for closing is required on all loans. An appraisal report, performed in conformity with the Uniform Standards of Professional Appraisers Practice by an approved outside licensed appraiser, is required for substantially all loans. Typically, the Bank requires borrowers to purchase private mortgage insurance when the loan-to-value ratio exceeds 80%.

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

Construction and development loans - Construction and land development loans are made primarily to builders/developers, who construct properties for resale. The Bank’s requirements for a construction loan are similar to those of a mortgage on an existing residence. In addition, the borrower must submit accurate plans, specifications, and cost projections of the property to be constructed. All construction and development loans are manually underwritten using NASB’s internal underwriting standards. All construction and development loans require two approvals, from either the Board Chairman, CEO, or SVP/Construction Lending. Prior approval is required from the Bank’s Board of Directors for newly originated construction and development loans with a proposed balance of $1.0 million or greater. The bank has adopted internal loan-to-value limits consistent with regulations, which are 65% for raw land, 75% for land development, and 85% for residential and non-residential construction. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an approved outside licensed appraiser is required on all loans in excess of $250,000. Generally, the Bank will commit to an initial term of 12 to 18 months on construction loans, and an initial term of 24 to 48 months on land acquisition and development loans, with six month renewals thereafter. Interest rates on construction loans typically adjust daily and are tied to a predetermined index. NASB’s staff regularly performs inspections of each property during its construction phase to help ensure adequate progress is achieved before making scheduled loan disbursements.

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

During the nine month period ended June 30, 2013, the Bank renewed fifty-seven loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal).

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

The Bank’s commercial real estate loans are secured primarily by multi-family and nonresidential properties. Such loans are manually underwritten using NASB’s internal underwriting standards, which evaluate the sources of repayment, including the ability of income producing property to generate sufficient cash flow to service the debt, the capacity of the borrower or guarantors to cover any shortfalls in operating income, and, as a last resort, the ability to liquidate the collateral in such a manner as to completely protect the Bank’s investment. All commercial real estate loans require two approvals, from either the Board Chairman, CEO, or SVP/Commercial Lending. Prior approval is required from the Bank’s Board of Directors for newly originated commercial loans with a proposed balance of $1.0 million or greater. Typically, loan-to-value ratios do not exceed 80%; however, exceptions may be made when it is determined that the safety of the loan is not compromised, and the rationale for exceeding this limit is clearly documented. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an approved outside licensed appraiser is required on all loans in excess of $250,000. Interest rates on commercial loans may be either fixed or tied to a predetermined index and adjusted daily.

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

The following table presents the balance in the allowance for loan losses for the three and nine months ended June 30, 2013 and 2012. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at April 1, 2013	$7,380	—	7,253	5,627	60	406	20,726
Provision for loan losses	886	—	(315)	(476)	—	(95)	—
Losses charged off	(203)	—	(420)	—	—	—	(623)
Recoveries	307	—	174	21	—	45	547

Balance at June 30, 2013	$8,370	—	6,692	5,172	60	356	20,650

Balance at April 1, 2012	$6,941	3	13,881	15,169	651	152	36,797
Provision for loan losses	6,970	(3)	(5,165)	1,302	(89)	(15)	3,000
Losses charged off	(1,982)	—	(1,973)	(3,317)	—	—	(7,272)
Recoveries	20	2	1,662	588	—	19	2,291

Balance at June 30, 2012	$11,949	2	8,405	13,742	562	156	34,816

Balance at October 1, 2012	$6,941	—	7,086	16,590	513	699	31,829
Provision for loan losses	2,232	—	177	(11,129)	(453)	(427)	(9,600)
Losses charged off	(1,359)	—	(994)	(669)	—	(87)	(3,109)
Recoveries	556	—	423	380	—	171	1,530

Balance at June 30, 2013	$8,370	—	6,692	5,172	60	356	20,650

Balance at October 1, 2011	$6,663	12	13,201	41,863	7,682	845	70,266
Provision for loan losses	9,684	(12)	6,748	(1,359)	(4,551)	(10)	10,500
Losses charged off	(4,524)	—	(13,206)	(27,350)	(2,569)	(698)	(48,347)
Recoveries	126	2	1,663	588	—	19	2,397

Balance at June 30, 2012	$11,949	2	8,405	13,742	562	156	34,816

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at June 30, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at June 30, 2013:
Individually evaluated for impairment	$712	—	137	4	25	—	878

Collectively evaluated for impairment	$7,658	—	6,555	5,168	35	356	19,772

Acquired with deteriorated credit quality *	$21	—	—	—	—	—	21

Loans:
Balance at June 30, 2013	$344,333	104,658	267,312	65,302	12,313	6,322	800,240

Ending balance:
Loans individually evaluated for impairment	$21,579	—	10,251	28,822	11,250	4	71,906

Loans collectively evaluated for impairment	$322,754	104,658	257,061	36,480	1,063	6,318	728,334

Loans acquired with deteriorated credit quality	$3,674	—	—	—	—	—	3,674

*	Included in ending balance of allowance for loan losses related to loans individually evaluated for impairment at June 30, 2013.

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of June 30, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$291,695	104,658	196,528	13,855	—	6,293	613,029
Pass – Watch	24,953	—	57,209	25,280	1,063	—	108,505
Special Mention	227	—	356	—	—	—	583
Substandard	26,940	—	13,082	26,167	11,250	29	77,468
Doubtful	518	—	137	—	—	—	655
Loss	—	—	—	—	—	—	—

Total	$344,333	104,658	267,312	65,302	12,313	6,322	800,240

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2012. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$283,771	163,834	256,158	14,370	1,318	7,621	727,072
Pass – Watch	11,076	—	28,439	19,054	—	—	58,569
Special Mention	4,689	—	323	—	—	—	5,012
Substandard	32,011	—	34,352	56,261	16,249	132	139,005
Doubtful	773	—	—	4	—	—	777
Loss	—	—	—	—	—	—	—

Total	$332,320	163,834	319,272	89,689	17,567	7,753	930,435

The following table presents the Company’s loan portfolio aging analysis as of June 30, 2013. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$4,665	603	6,514	11,782	332,551	344,333	—
Residential held for sale	—	—	—	—	104,658	104,658	—
Commercial real estate	1,930	—	515	2,445	264,867	267,312	—
Construction & development	806	—	2,271	3,077	62,225	65,302	—
Commercial	—	—	—	—	12,313	12,313	—
Installment	58	—	25	83	6,239	6,322	—

Total	$7,459	603	9,325	17,387	782,853	800,240	—

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2012. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,727	1,439	16,430	19,596	312,724	332,320	5,183
Residential held for sale	—	—	—	—	163,834	163,834	—
Commercial real estate	217	714	6,082	7,013	312,259	319,272	—
Construction & development	567	633	5,487	6,687	83,002	89,689	1,931
Commercial	—	—	—	—	17,567	17,567	—
Installment	181	67	64	312	7,441	7,753	—

Total	$2,692	2,853	28,063	33,608	896,827	930,435	7,114

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

	6/30/13	9/30/12
Residential	$19,734	23,147
Residential held for sale	—	—
Commercial real estate	8,609	20,952
Construction & development	8,361	30,606
Commercial	—	—
Installment	24	62

Total	$36,728	74,767

As of June 30, 2013, $25.4 million (69.2%) of the loans classified as nonaccrual were current and paying as agreed.

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development, commercial real estate, and residential rental properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, management determined that the full collection of principal and interest was uncertain. In accordance with GAAP, these loans were charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at June 30, 2013. Interest income is recognized on a cash-basis as payments are received. The majority of these loans currently remain in non-accrual status; however, loans with a carrying value of $7.8 million at June 30, 2013, were returned to a performing status during the current quarter, based upon improvement in the real estate markets and the borrower’s financial condition.

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

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	6/30/13	9/30/12
Troubled debt restructurings:
Residential	$9,773	6,156
Residential held for sale	—	—
Commercial real estate	5,110	17,384
Construction & development	27,892	39,844
Commercial	11,250	—
Installment	4	—

Total	$54,029	63,384

Performing troubled debt restructurings:
Residential	$1,742	593
Residential held for sale	—	—
Commercial real estate	—	3,812
Construction & development	20,317	11,521
Commercial	11,250	—
Installment	4	—

Total	$33,313	15,926

At June 30, 2013, the Bank had outstanding commitments of $1,000 to be advanced in connection with TDRs.

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the three month period ended June 30, 2013. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	6	$2,964	$2,964	$—
Residential held for sale	—	—	—	—
Commercial real estate	1	724	591	133
Construction & development	7	5,156	5,156	—
Commercial	—	—	—	—
Installment	2	5	5	—

Total	16	$8,849	$8,716	$133

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the three month period ended June 30, 2012. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	1	$399	$429	$—
Residential held for sale	—	—	—	—
Commercial real estate	2	4,921	5,119	—
Construction & development	11	6,407	6,407	—
Commercial	—	—	—	—
Installment	—	—	—	—

Total	14	$11,727	$11,955	$—

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the nine month period ended June 30, 2013. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	18	$7,526	$7,468	$19
Residential held for sale	—	—	—	—
Commercial real estate	3	1,471	1,338	133
Construction & development	21	23,484	23,484	—
Commercial	1	16,251	13,751	25
Installment	2	5	5	—

Total	45	$48,737	$46,046	$177

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the nine month period ended June 30, 2012. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	3	$554	$583	$—
Residential held for sale	—	—	—	—
Commercial real estate	2	4,921	5,119	—
Construction & development	26	27,485	27,066	418
Commercial	1	3,000	1,500	—
Installment	—	—	—	—

Total	32	$35,960	$34,268	$418

The following table presents TDRs restructured during the three month period ended June 30, 2013 by type of modification. Dollar amounts are expressed in thousands.

				Total
				Recorded
	Extension		Combination	Investment
	Of	Interest Only	of Terms	Prior to
	Maturity	Period	Modified	Modification
Residential	$2,622	—	342	2,964
Residential held for sale	—	—	—	—
Commercial real estate	—	—	724	724
Construction & development	5,156	—	—	5,156
Commercial	—	—	—	—
Installment	—	—	5	5

Total	$7,778	—	1,071	8,849

The following table presents TDRs restructured during the three month period ended June 30, 2012 by type of modification. Dollar amounts are expressed in thousands.

				Total
				Recorded
	Extension		Combination	Investment
	of	Interest Only	of Terms	Prior to
	Maturity	Period	Modified	Modification
Residential	$—	—	399	399
Residential held for sale	—	—	—	—
Commercial real estate	—	2,578	2,343	4,921
Construction & development	6,407	—	—	6,407
Commercial	—	—	—	—
Installment	—	—	—	—

Total	$6,407	2,578	2,742	11,727

The following table presents TDRs restructured during the nine month period ended June 30, 2013 by type of modification. Dollar amounts are expressed in thousands.

				Total
				Recorded
	Extension		Combination	Investment
	Of	Interest Only	of Terms	Prior to
	Maturity	Period	Modified	Modification
Residential	$6,529	—	997	7,526
Residential held for sale	—	—	—	—
Commercial real estate	—	—	1,471	1,471
Construction & development	23,484	—	—	23,484
Commercial	—	—	16,251	16,251
Installment	—	—	5	5

Total	$30,013	—	18,724	48,737

The following table presents TDRs restructured during the nine month period ended June 30, 2012 by type of modification. Dollar amounts are expressed in thousands.

				Total
				Recorded
	Extension		Combination	Investment
	of	Interest Only	of Terms	Prior to
	Maturity	Period	Modified	Modification
Residential	$155	—	399	554
Residential held for sale	—	—	—	—
Commercial real estate	—	2,578	2,343	4,921
Construction & development	27,485	—	—	27,485
Commercial	—	—	3,000	3,000
Installment	—	—	—	—

Total	$27,640	2,578	5,742	35,960

The following table presents the Company’s recorded investment and number of loans considered TDRs at June 30, 2013 and 2012, that defaulted during the nine month period. Dollar amounts are expressed in thousands.

	June 30, 2013		June 30, 2012
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Residential	22	$5,023	17	$3,589
Residential held for sale	—	—	—	—
Commercial real estate	3	322	4	5,906
Construction & development	2	1,485	5	3,479
Commercial	—	—	—	—
Installment	2	4	—	—

Total	29	$6,834	26	$12,974

The following table presents impaired loans, including troubled debt restructurings, as of June 30, 2013. Dollar amounts are expressed in thousands.

		Unpaid		YTD Average	Interest
	Recorded	Principal	Specific	Investment in	Income
	Balance	Balance	Allowance	Impaired Loans	Recognized
Loans without a specific valuation allowance:
Residential	$16,662	18,072	—	17,014	606
Residential held for sale	—	—	—	—	—
Commercial real estate	10,114	18,032	—	10,627	810
Construction & development	27,043	31,064	—	31,231	1,483
Commercial	—	—	—	—	—
Installment	4	437	—	41	36
Loans with a specific valuation allowance:
Residential	$4,917	6,131	712	5,526	255
Residential held for sale	—	—	—	—	—
Commercial real estate	137	167	137	138	6
Construction & development	1,779	1,779	4	1,779	91
Commercial	11,250	11,250	25	13,195	702
Installment	—	—	—	—	—
Total:
Residential	$21,579	24,203	712	22,540	861
Residential held for sale	—	—	—	—	—
Commercial real estate	10,251	18,199	137	10,765	816
Construction & development	28,822	32,843	4	33,010	1,574
Commercial	11,250	11,250	25	13,195	702
Installment	4	437	—	41	36

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

(8) FORECLOSED ASSETS HELD FOR SALE

The carrying value of real estate owned and other repossessed property was $13.0 million and $17.0 million at June 30, 2013, and September 30, 2012, respectively

Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “new basis”) and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. When foreclosed assets are acquired, any excess of the loan balance over the new basis of the foreclosed asset is charged to the allowance for loan losses. Subsequent adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed of, depending on the adequacy of the down payment and other requirements.

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

(10) INCOME TAXES

The Company’s federal and state income tax returns for fiscal years 2010 through 2012 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

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

		Mortgage	Other and
Three months ended June 30, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$10,398	—	(125)	10,273
Provision for loan losses	—	—	—	—
Other income	830	11,408	(1,241)	10,997
General and administrative expenses	7,448	11,268	(332)	18,384
Income tax expense	1,455	54	(398)	1,111

Net income	$2,325	86	(636)	1,775

		Mortgage	Other and
Three months ended June 30, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$11,852	—	(136)	11,716
Provision for loan losses	3,000	—	—	3,000
Other income	835	15,233	(507)	15,561
General and administrative expenses	6,526	9,733	(196)	16,063
Income tax expense	1,217	2,117	(175)	3,159

Net income	$1,944	3,383	(272)	5,055

		Mortgage	Other and
Nine months ended June 30, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$32,722	—	(377)	32,345
Provision for loan losses	(9,600)	—	—	(9,600)
Other income	1,615	47,210	(2,366)	46,459
General and administrative expenses	20,666	34,100	(687)	54,079
Income tax expense	8,959	5,047	(791)	13,215

Net income	$14,312	8,063	(1,265)	21,110

		Mortgage	Other and
Nine months ended June 30, 2012	Banking	Banking	Eliminations	Consolidated
Net interest income	$38,334	—	(402)	37,932
Provision for loan losses	10,500	—	—	10,500
Other income	(1,496)	37,315	(1,420)	34,399
General and administrative expenses	19,100	26,408	(537)	44,971
Income tax expense	2,787	4,199	(495)	6,491

Net income	$4,451	6,708	(790)	10,369

(12) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $909,000, an increase in other liabilities of $4.4 million, and a decrease in other income of $5.3 million for the quarter ended June 30, 2013. The Company recorded a decrease in other assets of $2.5 million, an increase in other liabilities of $4.4 million, and a decrease in other income of $6.9 million for the nine month period ended June 30, 2013. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $1.6 million, a decrease in other liabilities of $360,000, and an increase in other income of $2.0 million for the quarter ended June 30, 2012. The Company recorded an increase in other assets of $945,000, a decrease in other liabilities of $333,000, and an increase in other income of $1.3 million for the nine month period ended June 30, 2012.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $3.8 million, a decrease in other liabilities of $37,000, and an increase in other income of $3.9 million during the quarter ended June 30, 2013. The Company recorded an increase in other assets of $3.5 million, a decrease in other liabilities of $133,000, and an increase in other income of $3.6 million during the nine month period ended June 30, 2013. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $747,000, an increase in other liabilities of $89,000, and a decrease in other income of $836,000 during the quarter ended June 30, 2012. The Company recorded a decrease in other assets of $13,000, a decrease in other liabilities of $98,000, and an increase in other income of $85,000 during the nine month period ended June 30, 2012.

The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2013, and September 30, 2012, is disclosed in Footnote 13, Fair Value Measurements.

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

At June 30, 2012, mortgage-backed securities available for sale, which consist of agency pass-through and participation certificates issued by GNMA, FNMA, and FHLMC, were valued by using broker-dealer quotes for similar assets in markets that are not active. Although the Company did not validate these quotes, they were reviewed by management for reasonableness in relation to current market conditions. Additionally, they were obtained from experienced brokers who had an established relationship with the Bank and deal regularly with these types of securities. The Company did not make any adjustment to the quotes received from broker-dealers. These measurements are classified as Level 2. At June 30, 2013, mortgage-backed securities available for sale were valued by using industry standard models which utilize various inputs and assumptions such as historical prices of benchmark securities, prepayment estimates, loan type, and year of origination. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. These measurements are classified as Level 2 within the hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at June 30, 2013 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$169,706	110,541	59,165	—
Corporate debt securities	69,588	—	69,588	—
Municipal securities	422	—	422	—
Mortgage-backed securities, available for sale		—		—
Pass through certificates guaranteed by GNMA – fixed rate	73	—	73	—
Pass through certificates guaranteed by FNMA – adjustable rate	137	—	137	—
FHLMC participation certificates:		—		—
Fixed rate	145	—	145	—
Adjustable rate	120	—	120	—
Loans held for sale	104,658	—	104,658	—
Commitments to originate loans	73	—	—	73
Forward sales commitments	5,674	—	—	5,674

Total assets	$350,596	110,541	234,308	5,747

Liabilities:
Commitments to originate loans	$4,938	—	—	4,938
Forward sales commitments	—	—	—	—

Total liabilities	$4,938	—	—	4,938

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2012 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$153,166	142,359	10,807	—
Corporate debt securities	61,018	—	61,018	—
Municipal securities	6	—	6	—
Mortgage-backed securities, available for sale		—		—
Pass through certificates guaranteed by GNMA – fixed rate	81	—	81	—
Pass through certificates guaranteed by FNMA – adjustable rate	152	—	152	—
FHLMC participation certificates:		—		—
Fixed rate	190	—	190	—
Adjustable rate	131	—	131	—
Loans held for sale	163,834	—	163,834	—
Commitments to originate loans	2,559	—	—	2,559
Forward sales commitments	2,194	—	—	2,194

Total assets	$383,331	142,359	236,219	4,753

Liabilities:
Commitments to originate loans	$512	—	—	512
Forward sales commitments	133	—	—	133

Total liabilities	$645	—	—	645

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the nine month periods ended June 30, 2013 and 2012 (in thousands):

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2012	$2,047	2,061
Total realized and unrealized gain (losses):
Included in net income	(6,912)	3,613

Balance at June 30, 2013	$(4,865)	5,674

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2011	360	1,328
Total realized and unrealized gains:
Included in net income	1,279	85

Balance at June 30, 2012	1,639	1,413

Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2013, are reported in the condensed consolidated statements of income as follows (in thousands):

Other
Income
Total losses	$(3,299)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2012, are reported in the condensed consolidated statements of income as follows (in thousands):

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

The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2013, was $26.1 million. The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2012, was $66.0 million.

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

The carrying value of foreclosed assets held for sale was $13.0 million at June 30, 2013. Charge-offs related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2013, totaled $478,000. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2012, totaled $3.2 million.

Investment in LLCs

Investments in LLCs are accounted for using the equity method of accounting. On a quarterly basis, these investments are analyzed for impairment in accordance with ASC 323-10-35-32, which states that an other than temporary decline in value of an equity method investment should be recognized. The Company utilizes a multi-faceted approach to measure the potential impairment. The internal model utilizes the following valuation methods: 1) liquidation or appraised values determined by an independent third party appraisal; 2) an on-going business, or discounted cash flows method wherein the cash flows are derived from the sale of fully-developed lots, the development and sale of partially-developed lots, the operation of the homeowner’s association, and the value of raw land obtained from an independent third party appraiser; and 3) an on-going business method, which utilizes the same inputs as method 2, but presumes that cash flows will first be generated from the sale of raw ground and then from the sale of fully-developed and partially-developed lots and the operation of the homeowner’s association. The significant inputs include raw land values, absorption rates of lot sales, and a market discount rate. Management believes this multi-faceted approach is reasonable given the highly subjective nature of the assumptions and the differences in valuation techniques that are utilized within each approach (e.g., order of distribution of assets upon potential liquidation). As a result of this analysis, the Company determined that its investment in Central Platte was materially impaired and recorded an impairment charge of $2.0 million ($1.2 million, net of tax) during the year ended September 30, 2010. During the quarter ended March 31, 2012, list prices of fully-developed lots in Central Platte’s residential development were reduced. The Company incorporated these lower prices into its internal valuation model, which resulted in an additional impairment charge of $200,000 ($123,000, net of tax) during the quarter ended March 31, 2012. No other events have occurred that would indicate any additional impairment of the Company’s investment in Central Platte. Investment in LLCs is classified within Level 3 of the fair value hierarchy.

The carrying value of the Company’s investment in LLCs was $16.7 million at June 30, 2013, and $17.2 million at September 30, 2012.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

Cash and cash equivalents

The carrying amount reported in the condensed consolidated balance sheets is a reasonable estimate of fair value.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$28,071	28,071	—	—
Stock in Federal Home Loan Bank	5,929	—	5,929	—
Mortgage-backed securities held to maturity	10,398	—	10,558	—
Loans receivable held for investment	674,932	—	—	705,523
Financial Liabilities:
Customer deposit accounts	801,348	—	—	802,800
Advances from FHLB	100,000	—	—	101,558
Subordinated debentures	25,774	—	—	11,598

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

	June 30, 2013		September 30, 2012
	Contract or	Estimated	Contract or	Estimated
	notional	unrealized	notional	unrealized
	amount	gain (loss)	amount	gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$20,739	(712)	$2,446	11
Lending commitments – floating rate	5,166	(21)	926	9
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of June 30, 2013, and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table displays the results derived from the Company’s internal valuation model at June 30, 2013, and the carrying value of its investment in Central Platte at June 30, 2013. Dollar amounts are expressed in thousands.

Method 1	$15,106
Method 2	16,300
Method 3	18,415
Average of methods 1, 2, and 3	$16,607

Carrying value of investment in Central Platte Holdings, LLC	$15,300

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. The results of this analysis as of September 30, 2012, did not indicate any additional impairment of the Company’s investment in NBH. No events have occurred during the nine month period ended June 30, 2013, that would indicate any additional impairment of the Company’s investment. The carrying value of the Company’s investment in NBH was $1.4 million at June 30, 2013.

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

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC. This Consent Order replaces and terminates the previous Supervisory Agreement. The Consent Order requires that the Bank establish various plans and programs to improve its asset quality and to ensure the adequacy of allowances for loan and lease losses. It requires the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also requires a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. As of June 30, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 17.2% and 22.6%, respectively. The Consent Order does not direct the Bank to raise capital, make management or board changes, or restrict lending.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of June 30, 2013 were $1,142.4 million, a decrease of $98.4 million from September 30, 2012, the prior fiscal year end.

Loans receivable held for investment were $695.6 million as of June 30, 2013, a decrease of $71.0 million during the nine month period. This decrease consisted almost entirely of repayments within the Bank’s commercial real estate and construction and land development portfolios. The weighted average rate on such loans as of June 30, 2013, was 5.42%, a decrease from 5.86% as of June 30, 2012.

Loans receivable held for sale as of June 30, 2013, were $104.7 million, a decrease of $59.2 million from September 30, 2012, due primarily to decreases in origination volume during the current quarter. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or converted into MBS and sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2013, the Bank originated and purchased $1,494.9 million in mortgage loans held for sale, $108.7 million in mortgage loans held for investment, and $1.7 million in other loans. This total of $1,605.3 million in loans compares to $1,359.6 million in loans originated and purchased during the nine months ended June 30, 2012.

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

	6/30/13	9/30/12	6/30/12
Asset Classification:
Substandard	$90,475	156,117	153,463
Doubtful	655	777	948
Loss	—	—	—

	91,130	156,894	154,411
Allowance for loan losses	(20,650)	(31,829)	(34,816)

	$70,480	125,065	119,595

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	6/30/13	9/30/12	6/30/12
Total Assets	$1,142,405	1,240,826	1,220,569

Non-accrual loans	36,728	74,767	63,360
Performing troubled debt restructurings	33,313	15,926	18,501
Net real estate and other assets acquired through foreclosure	13,007	17,040	17,488

Total	83,048	107,733	99,349

Percent of total assets	$7.27%	8.68%	8.14%

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

With the exception of certain residential loans, which are not deemed impaired until they reach 180 days past due, loans in non-accrual status are considered impaired. (At June 30, 2013, residential loans of $1.7 million in non-accrual status were not deemed impaired.) Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairment that is deemed a “confirmed loss” is charged off and netted from the respective loan balance. For collateral dependent loans, which make up the majority of the Bank’s impaired loans, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. Therefore, risks associated with non-accrual loans have been addressed within Bank’s quarterly analysis of the adequacy of its ALLL, as essentially all were individually analyzed for impairment.

If loans classified as substandard are also impaired, they are individually analyzed for impairment, as noted above. At June 30, 2013, $63.4 million of loans classified as substandard have also been deemed impaired. In addition, the Bank utilizes a qualitative adjustment related to changes and trends in past due, non-accrual, and adversely classified loans. This adjustment is applied to the various pools of unimpaired loans when determining adequacy of the Bank’s ALLL.

Investment securities were $239.7 million as of June 30, 2013, an increase of $25.5 million from September 30, 2012. During the nine month period, the Bank purchased $72.5 million of securities available for sale and received principal repayments related to such securities of $42.5 million. There were no sales of investment securities during the nine month period ended June 30, 2013.

Mortgage-backed securities were $10.9 million as of June 30, 2013, a decrease of $15.6 million from the prior year end. During the nine month period ended June 30, 2013 and 2012, the Bank sold $10.8 million and $859,000 of mortgage-backed securities held to maturity, respectively, following significant deterioration in the issuer’s creditworthiness. The average yield on the mortgage-backed securities portfolio was 3.68% at June 30, 2013, a decrease from 4.85% at June 30, 2012.

The Company’s investment in LLCs, which is accounted for using the equity method, was $16.7 million at June 30, 2013, a decrease of $555,000 from September 30, 2012. During the year ended September 30, 2012, the Company recorded a $200,000 impairment charge related to its investment in LLCs. There have been no events subsequent to September 30, 2012, that would indicate an additional impairment in value of the Company’s investment in LLCs at June 30, 2013.

Liabilities and Equity

Customer and brokered deposit accounts decreased $91.0 million during the nine months ended June 30, 2013. This decrease was due to a $143.3 million decrease in certificates of deposits during the period, which was partially offset by increases in savings, money market, and checking accounts. The decrease in customer and brokered deposit accounts is commensurate with decreases in loans receivable held for sale and loans receivable held for investment during the nine month period. The weighted average rate on customer and brokered deposits as of June 30, 2013, was 0.56%, a decrease from 0.98% as of June 30, 2012.

Advances from the FHLB were $100.0 million as of June 30, 2013, a decrease of $27.0 million from September 30, 2012. During the nine month period, the Bank borrowed $25.0 million of new advances and repaid $52.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of June 30, 2013. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly-owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $6.5 million as of June 30, 2013, a decrease of $2.3 million from September 30, 2012. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2012.

Total stockholders’ equity as of June 30, 2013, was $190.6 million (16.7% of total assets). This compares to $171.5 million (13.8% of total assets) at September 30, 2012. On a per share basis, stockholders’ equity was $24.22 on June 30, 2013, compared to $21.80 on September 30, 2012.

The Company did not pay any cash dividends to its stockholders during the nine month period ended June 30, 2013. In accordance with the agreement, which is described more fully in Footnote 14, Regulatory Agreements, the Company is restricted from the payment of dividends or other capital distributions during the period of the agreement without prior written consent from its primary regulator.

Total stockholders’ equity as of June 30, 2013, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $275,000. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Nine months ended
	6/30/13	6/30/12
Return on assets	2.36%	1.12%
Return on equity	15.55%	8.87%
Equity-to-assets ratio	16.68%	13.21%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013, the Company had net income of $1.8 million or $0.23 per share. This compares to a net income of $5.1 million or $0.64 per share for the three month period ended June 30, 2012.

For the nine months ended June 30, 2013, the Company had net income of $21.1 million or $2.68 per share. This compares to a net income of $10.4 million or $1.32 per share for the nine month period ended June 30, 2012.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2013 and 2012. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

				As of 6/30/13				As of 6/30/12
	Nine months ended 6/30/13				Nine months ended 6/30/12
	Average		Yield/	Yield/	Average		Yield/	Yield/
	Balance	Interest	Rate	Rate	Balance	Interest	Rate	Rate
Interest-earning assets
Loans	$826,849	34,954	5.64%	5.16%	$971,111	43,817	6.02%	5.57%
Mortgage-backed securities	21,452	484	3.01%	3.68%	34,616	1,377	5.30%	4.85%
Securities	252,700	3,155	1.66%	1.77%	93,102	2,142	3.07%	1.72%
Bank deposits	18,371	4	0.03%	0.22%	20,796	11	0.07%	0.01%

Total earning assets	1,119,372	38,597	4.60%	4.26%	1,119,625	47,347	5.64%	4.87%

Non-earning assets	74,741				95,361

Total	$1,194,113				$1,214,986

Interest-costing liabilities
Customer checking and savings deposit accounts	$325,875	1,088	0.45%	0.40%	$263,667	950	0.48%	0.46%
Customer and brokered certificates of deposit	511,226	3,200	0.83%	0.71%	589,367	6,205	1.40%	1.24%
FHLB Advances	132,305	1,573	1.59%	1.69%	166,007	1,859	1.49%	1.75%
Subordinated debentures	25,000	378	2.02%	1.93%	25,000	401	2.14%	2.12%
Other borrowings	337	13	5.14%	5.00%	—	—	—%	—%

Total costing liabilities	994,743	6,252	0.84%	0.73%	1,044,041	9,415	1.20%	1.12%

Non-costing liabilities	15,642				14,016
Stockholders’ equity	183,728				156,929

Total	$1,194,113				$1,214,986

Net earning balance	124,629				75,584

Earning yield less costing rate			3.76%	3.53%			4.44%	3.75%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,119,372	32,345	3.85%		$1,119,625	37,932	4.52%

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

	Nine months ended June 30, 2013, compared to nine months ended June 30, 2012
			Yield/
	Yield	Volume	Volume	Total
Components of interest income:
Loans	$(2,768)	(6,513)	418	(8,863)
Mortgage-backed securities	(595)	(523)	225	(893)
Securities	(985)	3,675	(1,677)	1,013
Bank deposits	(6)	(1)	—	(7)

Net change in interest income	(4,354)	(3,362)	(1,034)	(8,750)

Components of interest expense:
Customer and brokered deposit accounts	(2,815)	(134)	82	(2,867)
FHLB Advances	125	(377)	(34)	(286)
Subordinated debentures	(23)	—	—	(23)
Other borrowings	—	—	13	13

Net change in interest expense	(2,713)	(511)	61	(3,163)

Increase in net interest margin	$(1,641)	(2,851)	(1,095)	(5,587)

Net interest margin before loan loss provision for the nine months ended June 30, 2013, decreased $5.6 million from the same period in the prior year. Specifically, interest income decreased $8.8 million, which was offset by a $3.2 million decrease in interest expense for the period. Interest on loans decreased $8.9 million as the result of a $144.3 million decrease in the average balance of loans receivable outstanding during the period and a 38 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities decreased $893,000 due to an $13.2 million decrease in the average balance of mortgage-backed securities during the period and a 229 basis point decrease in the average rate earned on such securities during the period. Interest earned on investment securities increased $1.0 million resulting from a $159.6 million increase in the average balance of such securities during the period, the effect of which was partially offset by a 141 basis point decrease in the average rate earned on such securities. Interest expense on customer and brokered deposit accounts decreased $2.9 million due primarily to a 44 basis point decrease in the average rate paid on such liabilities. Interest expense on FHLB advances decreased $286,000 as the result a $33.7 million decrease in the average balance of advances outstanding during the period, the effect of which was partially offset by a 10 basis point increase in the average rate paid of such liabilities.

Provision for Loan Losses

The Company recorded a negative provision for loan losses of $9.6 million during the nine month period. Based upon management’s analysis, the resulting allowance for loan losses of $20.7 million is adequate at June 30, 2013.

The negative provision for loan loss for the current quarter was based upon the Bank’s ALLL methodology, which contains both qualitative and quantitative factors. Specifically, activity during the quarter reflected in quantitative factors included the following:

•

The Bank’s portfolio of loans held to maturity decreased $71.0 million during the nine month period, to $695.6 million. This decrease consisted almost entirely of declines within the Bank’s commercial real estate and construction and land development portfolios, which historically have experienced higher credit losses than the Bank’s other portfolios.

•

The level of criticized loans (those classified as special mention, substandard, or doubtful) decreased $66.1 million during the nine month period. Of this decline, $51.2 million related to loans within the Bank’s commercial real estate and construction and land development portfolios.

•	The Bank’s loss experience during the period was much better than the previous 36 months. During the nine month period ended June 30, 2013, the Bank recorded net charge-offs of $1.6 million.

•

The level of nonperforming loans decreased $38.0 million during the nine month period. Similar to the decrease in gross loan balances, this decline consisted almost entirely of loans within the Bank’s commercial real estate and construction and land development portfolios.

In addition to the quantitative factors noted above, management observed the following qualitative factors when determining the appropriate level of the Bank’s ALLL at June 30, 2013:

•

The housing market in the Kansas City metropolitan area, where all of the Bank’s construction and land development lending is concentrated, has shown renewed strength during the period. In terms of new building permits, the market experienced its best fourth calendar quarter since 2008, and the supply of new housing inventory has dropped below the equilibrium level, resulting in an increase in new housing starts. New building permits issued during the first six months of 2013 remained strong and were also at their highest level since 2008.

•

During the nine-month period, an independent third party review was completed, which included approximately 80% of the loans within the Bank’s commercial real estate and construction and land development portfolios. This review resulted in no loan classification discrepancies, validating the effectiveness of the Bank’s internal asset review process.

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 22.7% of total classified assets at June 30, 2013, 20.3% at September 30, 2012, and 22.5% at June 30, 2012.

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

Other Income

Other income for the three months ended June 30, 2013, decreased $4.6 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $1.7 million from the same period in the prior year. Although mortgage banking volume and spreads increased from June 2012 quarter, this was offset by a $4.7 million decrease in the adjustment necessary to mark the loans held for sale portfolio to market value at the end of the period. Other income decreased $2.9 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP. Customer service fees and charges decreased $145,000 from the same period in the prior year due primarily decreases in return item and internet banking charges. These decreases in other income were partially offset by a $222,000 decrease in provision for loss on real estate owned due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period.

Other income for the nine months ended June 30, 2013, increased $12.1 million from the same period in the prior year. Specifically, gain on sale of loans held for sale increased $13.8 million from the same period in the prior year due to increased mortgage banking volume and spreads. Provision for loss on real estate owned decreased $2.8 million due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. Gain on sale of securities held to maturity increased $289,000 as compared to the same period in the prior year, due primarily to the sales of two mortgage-backed securities held to maturity after it was determined that there was a significant deterioration in the issuer’s creditworthiness. Loss on sale of securities available for sale decreased $343,000 as compared to the same period in the prior year, due to the fact that there were no sales of such securities during the current period. In addition, the Company recorded a $200,000 impairment charge related to its investment in Central Platte Holdings, LLC during the nine month period ended June 30, 2012, resulting from a decrease in the sales price of fully-developed lots in Central Platte’s residential development. These increases were partially offset by a $5.5 million decrease in other income due to a $4.7 million decrease in the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and a decrease in loan prepayment penalties.

A rapid rise in interest rates could adversely impact the mortgage markets and the level of loans originated by the Bank’s mortgage banking segment, thereby reducing income derived from gains on the sale of loans held for sale.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2013, increased $2.3 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $1.3 million due to the addition of personnel in the Company’s residential lending, internal asset review, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $123,000 due to an increase in residential mortgage loan origination volume from the same period in the prior year. Premises and equipment expense increased $268,000 due to the addition of office space leased for the Company’s mortgage banking and information technology staff and increased costs associates with both hardware and software related to the Bank’s various information systems. Advertising and business promotion expense increased $316,000 due to an increase in advertising costs related to the mortgage banking operation. In addition, the Bank increased its advertising on radio, television, and billboards during the period. Federal deposit insurance premiums increased $228,000, due primarily to an increase in premium rates from the same period in the prior year.

Total general and administrative expenses for the nine months ended June 30, 2013, increased $9.1 million from the same period in the prior year. Specifically, compensation and fringe benefits increased $3.4 million due to the addition of personnel in the Company’s residential lending, internal asset review, information technology, and loan servicing departments. Commission-based mortgage banking compensation increased $3.8 million due to an increase in residential mortgage loan origination volume from the same period in the prior year. Premises and equipment expense increased $327,000 due to the addition of office space leased for the Company’s mortgage banking and information technology staff and increased costs associated with both hardware and software related to the Bank’s various information systems. Advertising and business promotion expense increased $494,000 due to an increase in advertising costs related to the mortgage banking operation. In addition, the Bank increased its advertising on radio, television, and billboards during the nine month period. Federal deposit insurance premiums increased $691,000, due primarily to an increase in premium rates from the same period in the prior year. In addition, other expenses increased $487,000 primarily due to costs related to the increase in residential origination volume and costs incurred to move the Bank’s disaster recovery site during the current nine month period.

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

At June 30, 2013, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2013, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which is described more fully in Footnote 14, Regulatory Agreements. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of June 30, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 17.2% and 22.6%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At June 30, 2013	Amount
GAAP capital (Bank only)	$195,089
Adjustment for regulatory capital:
Intangible assets	(2,296)
Reverse the effect of SFAS No. 115	(275)

Tangible capital	192,518
Qualifying intangible assets	—

Tier 1 capital (core capital)	192,518
Qualifying general valuation allowance	11,403

Risk-based capital	$203,921

	As of June 30, 2013
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets	$203,921	22.6%	72,238	>8%	90,298	>10%
Tier 1 capital to adjusted tangible assets	192,518	17.2%	44,810	>4%	56,013	>5%
Tangible capital to tangible assets	192,518	17.2%	16,804	>1.5%	—	—
Tier 1 capital to risk-weighted assets	192,518	21.3%	—	—	54,179	>6%

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

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•	Make permanent the $250,000 limit for federal deposit insurance for non-interest bearing demand transaction accounts at all insured depository institutions.

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

On July 9, 2013, the OCC approved a final rule revising regulatory capital rules applicable to national banks and federal savings associations. The new rule will implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. It establishes a new minimum ratio of common equity tier 1 capital to risk weighted assets of 4.5% and a common equity tier 1 capital conservation buffer or 2.5% of risk weighted assets. The new rule places limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain the capital conservation buffer. The rule also increases the minimum tier 1 capital requirement from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Most banking organizations will be required to apply the new capital rules on January 1, 2015. However, the largest internationally active banking organizations are required to apply the provisions on January 1, 2014.

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

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At June 30, 2013, the Bank had a total borrowing capacity at FHLB of $231.8 million, and outstanding advances of $100.0 million. As an additional source of liquidity, the Bank has $118.9 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at June 30, 2013.

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

NASB Financial, Inc.
(Registrant)

August 9, 2013	By:	/s/ Paul L. Thomas
Paul L. Thomas
Chief Executive Officer

August 9, 2013	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer