Form 10-K
period 2013-09-30
NASB FINANCIAL INC
filed 2013-12-16
CIK 1059131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For fiscal year ended September 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such common equity as of March 31, 2013, was approximately $75.3 million.

As of December 10, 2013, there were issued and outstanding 7,867,614 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - Annual report to Stockholders for the Fiscal Year Ended September 30, 2013.

2. Part III - Proxy Statement for the 2014 Annual Meeting of Stockholders.

Cautionary Statement about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
Interest-earning assets:
Loans	$812,452	5.62%	$954,304	5.96%	$1,070,569	6.21%
Mortgage-backed securities	21,824	2.77%	33,455	5.15%	44,098	5.17%
Investments	252,101	1.69%	120,612	2.48%	67,624	5.88%
Bank deposits	15,993	0.14%	17,208	0.08%	11,081	0.07%

Total earning assets	1,102,370	4.59%	1,125,579	5.47%	1,193,372	6.09%

Non-earning assets	76,054		91,936		109,262

Total	$1,178,424		$1,217,515		$1,302,634

Interest-costing liabilities:
Customer checking and savings deposit accounts	$336,386	0.43%	$269,166	0.48%	$209,737	0.50%
Customer and brokered certificates of deposit	485,764	0.80%	587,659	1.34%	674,655	2.10%
FHLB advances	129,082	1.55%	161,314	1.52%	222,551	2.17%
Subordinated debentures	25,000	2.02%	25,000	2.14%	25,000	1.98%
Other borrowings	356	5.06%	—	—%	—	—%

Total costing liabilities	976,588	0.81%	1,043,139	1.16%	1,131,943	1.81%

Non-costing liabilities	16,062		14,871		14,903
Stockholders’ equity	185,774		159,505		155,788

Total	$1,178,424		$1,217,515		$1,302,634

Net earning balance	$125,782		$82,440		$61,429

Earning yield less costing rate		3.78%		4.31%		4.28%

Ratios

The following table sets forth, for the periods indicated, the Company’s return on assets (net income divided by average total assets), return on equity (net income divided by average equity), equity-to-assets ratio (equity divided by total assets), and dividend payout ratio (total cash dividends paid divided by net income).

	Year ended September 30,
	2013	2012	2011	2010	2009
Return on average assets	2.32%	1.45%	(1.21)%	0.42%	1.22%
Return on average equity	15.05%	11.25%	(10.23)%	3.78%	11.74%
Equity to assets ratio	17.09%	13.82%	12.00%	11.70%	10.67%
Dividend payout ratio	—%	—%	—%	55.99%	37.84%

The following table sets forth the amount of cash dividends per share paid on the Company’s common stock during the months indicated.

	Calendar year
	2013	2012	2011	2010	2009
February	—	—	—	$0.225	$0.225
May	—	—	—	—	0.225
August	—	—	—	—	0.225
November	—	—	—	—	0.225

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

	September 30,
	2013		2012		2011		2010		2009
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Mortgage loans:
Permanent loans on:
Residential properties	$434,327	53	495,144	52	493,507	42	633,943	46	492,658	34
Business properties	268,641	33	321,559	34	409,737	35	450,305	32	474,487	34
Partially guaranteed by VA or insured by FHA	7,694	1	3,950	—	3,947	—	3,801	—	4,771	—
Construction and development	91,451	11	110,718	11	181,663	15	208,039	15	329,457	23

Total mortgage loans	802,113	98	931,371	97	1,088,854	92	1,296,088	93	1,301,373	91
Commercial loans	12,226	1	17,570	2	80,937	7	79,138	6	121,168	8
Installment loans to individuals	5,599	1	7,753	1	9,028	1	11,573	1	13,861	1

	$819,938	100	956,694	100	1,178,819	100	1,386,799	100	1,436,402	100

The following table sets forth information at September 30, 2013, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, which have no stated schedule of repayment and no stated maturity, are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due. Dollar amounts are expressed in thousands.

		2015
		Through	After
	2014	2018	2018	Total
Mortgage loans:
Permanent:
- at fixed rates	$9,813	79,799	285,569	375,181
- at adjustable rates	468	67,067	267,946	335,481
Construction and development:
- at fixed rates	4,859	6,283	242	11,384
- at adjustable rates	66,803	12,388	876	80,067

Total mortgage loans	81,943	165,537	554,633	802,113
Commercial loans	11,250	976	—	12,226
Installment loans to individuals	574	1,089	3,936	5,599

Total loans receivable	$93,767	167,602	558,569	819,938

Residential Real Estate Loans

The Bank offers a range of residential loan programs. At September 30, 2013, 53% of total loans receivable were permanent loans on residential properties. Also, the Bank is authorized to originate loans guaranteed by the Veterans Administration (“VA”) and loans insured by the Federal Housing Administration (“FHA”). Included in residential loans as of September 30, 2013, are $7.7 million or 1% of the Bank’s total loans that were insured by the FHA or VA. The Bank’s residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

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

A restructuring of debt is considered a Troubled Debt Restructuring (“TDR”) if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. At September 30, 2013, the Bank had TDRs in its residential real estate loan portfolio of $9.4 million. Management evaluates payment history of the loan and the modified terms to determine if a TDR should be in accrual or non-accrual status. TDRs that are placed in non-accrual status do not return to accrual status until they have made a minimum of six consecutive timely payments under the restructured terms. Loans are removed from the TDR classification after twelve consecutive months of satisfactory repayment performance under the new loan terms.

Construction and Development Loans

Construction and land development loans are made primarily to builders/developers, who construct properties for resale. As of September 30, 2013, 11% of the Bank’s total loans receivable were construction and development loans. The Bank originates both fixed and variable rate construction loans, and most are due and payable within one year. In some cases, extensions are permitted if payments are current and construction has progressed satisfactorily.

During the year ended September 30, 2013, the Bank renewed seventy-six loans within its construction and land development portfolio due to slower home and lot sales in the current economic environment. Such extensions were accounted for as TDRs if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. The large majority of these modifications did not result in a reduction in the contractual interest rate or a write-off of the principal balance (although the Bank does commonly require the borrower to make a principal reduction at renewal). If such concessions were made and the modification was the result of the borrower’s financial difficulty, the extension/renewal was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, during the term of the extension for all restructured loans not accounted for as a TDR. At September 30, 2013, the Bank had TDRs in its construction and development loan portfolio of $23.1 million.

Commercial Real Estate Loans

The Bank purchases and originates several different types of commercial real estate loans. As of September 30, 2013, commercial real estate loans on business properties were $268.6 million or 33% of the Bank’s total loan portfolio. Permanent multifamily mortgage loans on properties of 5 to 36 dwelling units have a 50% risk-weight for risk-based capital requirements if they have an initial loan-to-value ratio of not more than 80% and if their annual average occupancy rate exceeds 80%. All other performing commercial real estate loans have 100% risk-weights.

A restructuring of debt is considered a TDR if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. In order to determine whether or not a modification should be accounted for as a TDR, the Bank reviews the current financial information of the borrower(s) and, if applicable, guarantor(s), including an analysis of income, assets and credit history. In addition, a market analysis of the property is prepared. All pertinent information is considered, including debt service requirements. The majority of these modifications did not result in a reduction in the contractual interest rate or a write-down of the principal balance. If such concessions were made and the modification was the result of the borrower’s financial difficulty, the extension was accounted for as a TDR. The Bank expects to collect all principal and interest, including accrued interest, for restructured loans not accounted for as a TDR. At September 30, 2013, the Bank had TDRs in its commercial real estate loan portfolio of $6.1 million.

Installment Loans

As of September 30, 2013, consumer installment loans and lease financing to individuals represented approximately 1% of loans receivable. These loans consist primarily of loans on savings accounts and consumer lines of credit that are secured by a customer’s equity in their primary residence.

Sales of Mortgage Loans

The Bank is an active seller of loans in the national secondary mortgage market. A portion of loans originated are sold to various institutional investors, along with the rights to service the loans (servicing released). Another portion are originated for sale with loan servicing rights kept by the Bank (servicing retained), or with servicing rights sold to a third party servicer. At the time of each loan commitment, management decides if the loan will be held in portfolio or sold and, if sold, which investor is appropriate. During fiscal 2013, proceeds of $1,820.8 million were received on the sale of loans sold with servicing released.

The Bank records loans held for sale at fair value, and any adjustments made to record them at estimated fair value are made through the income statement. As of September 30, 2013, the Bank had loans held for sale with a carrying value of $69.1 million.

Classified Assets, Delinquencies, and Allowance for Loss

Classified Assets. In accordance with the Bank’s asset classification system, problem assets are classified with risk ratings of either “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the borrower’s ability to repay, or the value of collateral. Substandard assets include those characterized by a possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the same weaknesses of those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of little value. Prior to quarter ended March 31, 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the Allowance for Loan and Lease Losses (“ALLL”) at the time they are deemed to be a “confirmed loss.”

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

	September 30,
	2013	2012	2011	2010	2009
Asset Classification
Substandard	$82,760	156,117	149,336	142,085	69,158
Doubtful	168	777	—	—	—
Loss*	—	—	49,384	16,965	6,415

Total Classified	82,928	156,894	198,720	159,050	75,573
Allowance for loan/REO losses	(20,383)	(31,829)	(80,561)	(34,643)	(20,699)

Net classified assets	$62,545	125,065	118,159	124,407	54,874

Net classified to total classified assets	75%	80%	59%	78%	73%

*	Assets classified as loss represent the amount of measured impairment related to loans and foreclosed assets held for sale that have been deemed impaired. Prior to quarter ended March 31, 2012, the Bank established a specific valuation allowance for such assets. In conjunction with the adoption of the Call Report during the quarter ended March 31, 2012, such assets are charged-off against the ALLL at the time they are deemed to be a “confirmed loss.”

When a loan becomes 90 days past due, the Bank stops accruing interest and establishes a reserve for the interest accrued-to-date. The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure or in-substance foreclosure. Dollar amounts are expressed in thousands.

	September 30,
	2013	2012	2011	2010	2009

Total assets	$1,144,155	1,240,826	1,253,584	1,434,196	1,559,562

Non-accrual loans	$31,622	74,767	41,271	29,368	40,639
Performing troubled debt restructurings	32,637	15,926	72,603	21,589	12,430
Net real estate and other assets acquired through foreclosure	11,252	17,040	16,937	38,362	10,140

Total	$75,511	107,733	130,811	89,319	63,209

Percent of total assets	6.60%	8.68%	10.44%	6.23%	4.05%

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development, commercial real estate, and residential rental properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, management had determined that the full collection of principal and interest was uncertain. In accordance with Generally Accepted Accounting Principles (“GAAP”), these loans were charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at September 30, 2013. Interest income is recognized on a cash-basis as payments are received. The majority of these loans currently remain in non-accrual status; however, loans with a carrying value of $12.6 million at September 30, 2013, were returned to a performing status during the fiscal year, based upon improvement in the real estate markets and the borrower’s financial condition.

With the exception of certain residential loans, which are not deemed impaired until they reach 180 days past due, loans in non-accrual status are considered impaired. At September 30, 2013, residential loans of $2.1 million in non-accrual status were not deemed impaired. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairment that is deemed a “confirmed loss” is charged off and netted from the respective loan balance. For collateral dependent loans, which make up the majority of the Bank’s impaired loans, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. Therefore, risks associated with non-accrual loans have been addressed within Bank’s quarterly analysis of the adequacy of its ALLL, as essentially all were individually analyzed for impairment.

If loans classified as substandard are also impaired, they are individually analyzed for impairment, as noted above. At September 30, 2013, $58.1 million of loans classified as substandard have also been deemed impaired. In addition, the Bank utilizes a qualitative adjustment related to changes and trends in past due, non-accrual, and adversely classified loans. This adjustment is applied to the various pools of unimpaired loans when determining adequacy of the Bank’s ALLL.

Delinquencies. The following table summarizes delinquent loan information.

September 30, 2013
	Number of		Percent of
Loans delinquent for	Loans	Amount	Total Loans
30 to 89 days	26	$6,881	0.9%
90 or more days	55	8,182	1.0%

Total	81	$15,063	1.9%

September 30, 2012
	Number of		Percent of
Loans delinquent for	Loans	Amount	Total Loans
30 to 89 days	54	$5,545	0.6%
90 or more days	119	28,063	3.0%

Total	173	$33,608	3.6%

The effect of non-accrual loans on interest income for fiscal year 2013 is presented below. Dollar amounts are expressed in thousands.

Non-accrual loans as of September 30, 2013	$31,622

Gross amount of interest income that would have been recorded during fiscal 2013 if these loans had been accruing	$2,488
Actual amount included in interest income for fiscal 2013	1,813

Interest income not recognized on non-accrual loans	$675

Allowance for loan and lease losses. The ALLL recognizes the inherent risks associated with lending activities for individually identified problem assets as well as the entire homogenous and non-homogenous loan portfolios. ALLLs are established by charges to the provision for loan losses and carried as contra assets. Management analyzes the adequacy of the allowance on a quarterly basis and appropriate provisions are made to maintain the ALLLs at adequate levels. At any given time, the ALLL should be sufficient to absorb at least all estimated credit losses on outstanding balances over the next twelve months. While management uses information currently available to determine these allowances, they can fluctuate based on changes in economic conditions and changes in the information available to management. Also, regulatory agencies review the Bank’s allowances for loan loss as part of their examination, and they may require the Bank to recognize additional loss provisions, within their regulatory filings, based on the information available at the time of their examinations.

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

Management believes that the allowance for losses on loans and real estate owned is adequate as of September 30, 2013. The provision can fluctuate based on changes in economic conditions, changes in the level of classified assets, changes in the amount of loan charge-offs and recoveries, or changes in other information available to management. The process for determining the amount of the ALLL includes various assumptions and subjective judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets that serve as loan collateral. In determining the appropriate amount of the ALLL, management relies on loan quality reviews, past experience, an evaluation of economic conditions, and asset valuations and appraisals, among other factors.

The Bank makes construction and development loans within the metropolitan Kansas City area. Commercial real estate loans are originated through a network of brokers throughout the United States. Residential loans are originated through retail lending offices located in the Kansas City metro area and in all fifty states through the Bank’s internet lending division; however, the majority of residential real estate loans originated by the Bank are subsequently sold on the secondary market. Although the Bank’s residential and commercial lending is national in scope, its concentrations are primarily in markets areas where recent deterioration has not been as severe as national trends. At September 30, 2013, $315.0 million (or 43.0%) of the loans in the Bank’s held to maturity portfolio were located within Kansas or Missouri, which have experienced some of the lowest declines in property values. The Bank does not have significant lending concentrations in Arizona, California, Nevada, or Florida, which have experienced some of the largest declines in property values in recent years. A disclosure of the location, by state, of real estate that secures loans in the Bank’s mortgage loan portfolio is included in Footnote 6 of the consolidated financial statements, which appear in the Company’s 2013 Annual Report to Stockholders.

During the year ended September 30, 2013, the Bank’s net charge-offs totaled $1.8 million, a decrease of $47.1 million from the prior fiscal year. Of this decrease, $3.7 million related to loans secured by residential properties, $12.6 million related to loans secured by business properties, $27.5 million related to construction and development loans, $2.6 million related to commercial loans, and $711,000 related to installment loans. Charge-offs of $23.3 million in fiscal 2012 related to the elimination of the use of specific valuation allowances, in conjunction with the Bank’s conversion from the TFR to the Call Report during the March 2012 quarter. Prior to the quarter ended March 31, 2012, measured impairments were recorded as specific valuation allowances and carried as contra-assets to reduce a loan’s carrying value to fair value. When the Bank adopted the Call Report, the cumulative specific valuation allowances that were considered “confirmed losses” were charged-off and netted against their respective loans balances. For collateral dependent loans that are deemed impaired, a “confirmed loss” is defined as the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off.

The following table sets forth the activity in the allowance for loan losses. Dollar amounts are expressed in thousands.

	September 30,
	2013	2012	2011	2010	2009
Balance at beginning of year	$31,829	70,266	32,316	20,699	13,807

Total provisions	(9,600)	10,500	49,394	30,500	11,250

Charge-offs on:
Residential properties	(2,129)	(5,329)	(1,840)	(3,371)	(2,327)
Business properties	(1,196)	(15,121)	(2,186)	(1,723)	(254)
Construction and development	(684)	(27,966)	(7,164)	(13,439)	(1,326)
Commercial loans	—	(2,569)	(91)	(173)	(339)
Installment loans	(149)	(699)	(499)	(178)	(132)
Recoveries on:
Residential properties	799	292	—	1	18
Business properties	425	1,716	—	—	—
Construction and development	891	703	327	—	—
Commercial loans	—	—	—	—	—
Installment loans	197	36	9	—	2

Total net charge-offs	(1,846)	(48,937)	(11,444)	(18,883)	(4,358)

Balance at end of year	$20,383	31,829	70,266	32,316	20,699

The following table sets forth the allocation of the allowance for loan losses. Dollar amounts are expressed in thousands.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.

Residential properties	$8,642	43	6,941	22	6,675	9	4,437	14	3,680	18
Business properties	6,561	32	7,086	22	13,201	19	6,708	21	8,936	43
Construction and development	4,841	24	16,590	52	41,863	60	19,018	59	6,272	30
Commercial loans	58	—	513	2	7,682	11	1,015	3	1,123	6
Installment loans	281	1	699	2	845	1	1,138	3	688	3

	$20,383	100	31,829	100	70,266	100	32,316	100	20,699	100

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

	September 30,
	2013	2012	2011	2010	2009
Beginning allowance for loss	$—	10,295	2,327	—	669
Provisions	996	4,265	11,383	2,649	727
Net recoveries (charge-offs)	(996)	(14,560)	(3,415)	(322)	(1,396)

Allowance for loss at year-end	$—	—	10,295	2,327	—

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

Securities and Mortgage-Backed Securities Available for Sale

Management classifies securities as available for sale if the Bank does not have the intention or ability to hold until maturity. Assets available for sale are carried at estimated fair value, with all fair value adjustments recorded as accumulated other comprehensive income or loss. The Bank’s portfolio of securities available for sale consists primarily of corporate debt and U.S. government sponsored agency securities.

Securities and Mortgage-Backed Securities Held to Maturity

The Bank’s mortgage-backed securities (“MBS”) held to maturity portfolio consists of collateralized mortgage obligations (“CMOs”) and securities issued by the FHLMC, FNMA, and GNMA. As of September 30, 2013, the Bank had $31,000 in fixed rate and $14,000 in balloon and adjustable rate MBS issued by these agencies. In addition, the Bank had CMOs of $43.0 million at September 30, 2013. Of this amount, $9.3 million were backed by non-agency residential mortgages and $33.7 million were backed by U.S. government guaranteed multifamily mortgages.

Investment Securities

As of September 30, 2013, the Bank held no investment security from a single issuer for which the market value exceeded 10% of the Bank’s stockholders’ equity, excluding securities that are U.S. government guaranteed or issued by U.S. government sponsored agencies.

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

Customer Deposit and Brokered Deposit Accounts

The following table sets forth the composition of various types of deposit accounts. Dollar amounts are expressed in thousands.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Type of Account and Rate:
Demand deposit accounts	$103,401	14	91,190	10	95,071	12	79,948	8	80,201	9
Savings accounts	164,597	22	126,174	14	137,174	17	88,814	10	81,572	9
Money market demand accounts	107,337	14	78,407	9	33,214	4	20,033	2	14,991	2
Certificates of deposit	372,858	50	575,175	65	519,222	64	677,764	73	520,017	57
Brokered accounts	—	—	21,367	2	24,994	3	66,894	7	207,844	23

	$748,193	100	892,313	100	809,675	100	933,453	100	904,625	100

Weighted average interest rate	0.50%		0.82%		1.27%		1.86%		2.23%

The following table presents the deposit activities at the Bank. Dollar amounts are expressed in thousands.

	For the years ended September 30,
	2013	2012	2011	2010	2009
Deposit receipts	$1,152,590	1,287,090	963,763	1,219,802	1,218,488
Withdrawals	1,304,179	1,213,612	1,102,787	1,209,295	1,106,956

Deposit receipts and purchases in excess of (less than) withdrawals	(151,589)	73,478	(139,024)	10,507	111,532
Interest credited	7,469	9,160	15,246	18,321	23,714

Net increase (decrease)	$(144,120)	82,638	(123,778)	28,828	135,246

Balance at end of year	$748,193	892,313	809,675	933,453	904,625

Customers who wish to withdraw certificates of deposit prior to maturity are subject to a penalty for early withdrawal.

The following table presents contractual maturities of certificate accounts of $100,000 or more at September 30, 2013. Dollar amounts are expressed in thousands.

Maturing in three months or less	$14,474
Maturing in three to six months	19,546
Maturing in six to twelve months	30,992
Maturing in over twelve months	33,469

$98,481

FHLB Advances and Other Borrowings

FHLB advances are an important source of borrowing for North American. The FHLB functions as a central reserve bank providing credit for thrifts and other member institutions. As a member of the FHLB, North American is required to own stock in the FHLB of Des Moines and can apply for advances, collateralized by the stock and certain types of mortgages, provided that certain standards related to creditworthiness are met.

The Bank has historically relied on customer deposits and loan repayments as its primary sources of funds. Advances are sometimes used as a funding supplement, when management determines that it can profitably invest the advances over their term. During fiscal 2013, the Bank borrowed an additional $80.0 million in advances, repaid $52.0 million, and as of September 30, 2013, had a balance of $155.0 million (16% of total liabilities) of advances from the FHLB.

The following table presents, for the periods indicated, certain information as to the Bank’s advances from the FHLB and other borrowings. Dollar amounts are expressed in thousands.

	September 30,
	2013	2012	2011	2010	2009
FHLB advances	$155,000	127,000	247,000	286,000	441,026
Other borrowings	421	—	—	—	—

Total	$155,421	127,000	247,000	286,000	441,026

Weighted average rate	1.17%	1.64%	1.03%	3.44%	2.99%

Regulation

Regulation of the Company

General

NASB Financial, Inc. (“the Company”) is a unitary savings and loan holding company of North American Savings Bank, F.S.B. (“the Bank” or “North American”). On July 21, 2011, supervisory responsibility for the Company was transferred from the Office of Thrift Supervision (the “OTS”) to the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”), as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Accordingly, the Company is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over the Company, which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the Bank. In accordance with the Dodd-Frank Act, the FRB requires that all savings and loan holding companies serve as a source of strength for their depositary institution subsidiaries, with the ability to provide financial assistance if the institution suffers financial distress.

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

Capital Requirements

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. With respect to the Company and the Bank, these requirements will become effective on January 1, 2015. See “Recent Amendments to Regulatory Capital Requirements” below for a discussion of these new Basel III requirements.

Regulation of the Bank

General

The Bank is a federally chartered stock savings bank, formed under the authority provided in the Home Owners’ Loan Act (as amended, “HOLA”). On July 21, 2011, supervisory responsibility for the Bank was transferred from the OTS to the OCC, as required by the Dodd-Frank Act. All previously existing OTS guidance, orders, interpretations, and procedures remained in effect until modified, terminated set aside or superseded by the OCC in accordance with applicable law. The OCC has adopted most of the substantive OTS regulations.

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

On January 10, 2013, the Consumer Finance Protection Bureau (“CFPB”) issued a final rule that implements certain provision of the Dodd-Frank Act which prohibit creditors from making residential mortgage loans without regard to the borrower’s repayment ability. The rule sets forth specific verification requirements, product features, and underwriting criteria that a lender must follow for residential mortgage loans to be treated as “qualified mortgages” and, therefore, subject to certain protections from liability. The final rule is effective for residential mortgage loan applications received on or after January 10, 2014.

In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. With respect to the Company and the Bank, these requirements will become effective on January 1, 2015. See “Recent Amendments to Regulatory Capital Requirements” below for a discussion of these new Basel III requirements.

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount was recorded as an asset with a zero risk weight and the institutions continued to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions paid excess assessments in cash or received a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment did not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule included a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Bank paid the prepaid assessment of $6.3 million. The June 2013 quarterly FDIC insurance premium calculation resulted in an amount due from the Bank of $375,000, which was the amount due in excess of the estimated prepaid assessment.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended June 30, 2013, the Financing Corporation assessment equaled 0.64 basis points. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualified for unlimited deposit insurance by the FDIC through December 31, 2012. NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010. NOW accounts, along with all other deposits maintained at the Bank, are now insured by the FDIC up to $250,000 per account owner.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

Federal Home Loan Bank System

The Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB-Des Moines. At September 30, 2013, the Bank had $7.7 million in FHLB-Des Moines stock, which was in compliance with this requirement.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. At September 30, 2013, the Bank meets the qualified thrift lender test.

Capital Requirements

Regulations currently require that thrifts meet three minimum capital ratios.

Leverage Limit. The leverage limit requires that thrifts maintain “core capital” of at least 4% of its adjusted tangible assets. “Core capital” includes (i) common stockholders’ equity, including retained earnings; non-cumulative preferred stock and related earnings; and minority interest in the equity accounts of consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in and loans to subsidiaries not permitted in computing capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain qualifying supervisory goodwill. At September 30, 2013, intangible assets of $2.3 million were deducted from the Bank’s regulatory capital. At September 30, 2013, the Bank’s core capital ratio was 17.7%.

Tangible Capital Requirement. The tangible capital requirement mandates that a thrift maintain tangible capital of at least 1.5% of tangible assets. For the purposes of this requirement, adjusted total assets are generally calculated on the same basis as for the leverage ratio requirement. Tangible capital is defined in the same manner as core capital, except that all goodwill and certain other intangible assets must be deducted. As of September 30, 2013, North American’s regulatory tangible capital was 17.7% of tangible assets.

Risk-Based Capital Requirement. OCC standards require that institutions maintain risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital includes core capital plus supplementary capital. In determining risk-weighted assets, all assets including certain off-balance-sheet items are multiplied by a risk weight factor from 0% to 100%, based on risk categories assigned by the OCC. Banking regulations categorize banks with risk-based capital ratios over 10% as well capitalized, 8% to 10% as adequately capitalized, and under 8% as undercapitalized. As of September 30, 2013, the Bank’s current risk-based regulatory capital was 23.8% of risk-weighted assets.

At September 30, 2013, the Bank exceeded all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of September 30, 2013, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of September 30, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 17.7% and 23.8%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

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

Federal Reserve System

The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2013, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Recent Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements will apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size. The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015. The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules would require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt. The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio. Federal savings associations will be required to calculate their prompt corrective action capital ratios in the same manner as national banks. Accordingly, tangible equity ratios will be based on average total assets rather than period-end total assets.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted. Savings associations will continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings. The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages. Instead, the amended regulations will continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans will have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

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

As a result of changes in the Federal tax code, the Bank’s bad debt deduction was based on actual experience beginning with the fiscal year ended September 30, 1997, as the percentage method for additions to the tax bad debt reserve was eliminated. Under the new tax rules, thrift institutions were required to recapture their accumulated tax bad debt reserve, except for the portion that was established prior to 1988, the “base-year”. The recapture was completed over a six-year phase-in period that began with the fiscal year ended September 30, 1999. A deferred tax liability is required to the extent the tax bad debt reserve exceeds the 1988 base year amount. As of September 30, 2013, North American had approximately $3.7 million established as a tax bad debt reserve in the base-year. Distributing the Bank’s capital in the form of purchasing treasury stock forced North American to recapture its after-base-year bad debt reserve prior to the phase-in period. Management believes that accelerating the recapture was more than offset by the opportunity to buy treasury stock at lower average market prices.

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

Other Information

Employees

As of September 30, 2013, the Bank and its subsidiaries had 463 employees. Management considers its relations with the employees to be excellent.

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

If difficult market conditions continue, particularly in our geographic market, our results of operations and financial condition could be adversely affected. We are exposed to downturns in the U.S. real estate market, particularly related to existing residential homes, new residential construction, residential development properties, and commercial real estate. The housing market has experienced dramatic declines over the past four years, greatly affected by falling home prices, increasing foreclosures, and unemployment. All of these have impacted credit performance and resulted in a significant level of write-downs of asset values by the industry, in general, and by us, specifically. Because of the concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including to other financial institutions. High levels of unemployment, the weakened U.S. economy and tightening of credit have led to an increased level of commercial and consumer delinquencies, a lack of consumer confidence, increased market volatility and widespread reduction of overall business activity. A worsening of these conditions or prolonged economic stagnation would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry, and could further materially increase our loan losses and further negatively impact our financial condition and operating results.

Recent changes in banking regulations could materially affect our business. The current political environment is demanding increased regulation of the banking industry. Various new regulations have been imposed over the past year, with much additional regulation that has been proposed. Such changing regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the ways that financial institutions conduct their businesses, implement strategic initiatives, engage in tax planning and make financial disclosures. Complying with increased regulations may increase our costs and limit the availability of our business opportunities.

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. The Dodd-Frank Act has significantly changed, and will continue to significantly change, the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Bank’s former primary federal regulator, the Office of Thrift Supervision, or OTS, was eliminated in July

2011. The Bank is now subject to regulation and supervision by the Office of the Comptroller of the Currency, or OCC, which supervises and regulates all national banks. Existing federal savings bank holding companies, such as us, are now subject to regulation and supervision by the Federal Reserve Board, or FRB. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. We do not currently have assets in excess of $10 billion, but we may at some point in the future.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, we anticipate that, at a minimum, they will increase our operating and compliance costs and could increase our interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain. The federal banking agencies have recently adopted proposals that when effective will substantially amend the regulatory capital rules applicable to us and the Bank. The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules would apply regulatory capital requirements to us for the first time. The amended rules include new minimum risk-based capital and leverage ratios, which will become effective in January 2015, with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios.

The application of more stringent capital requirements to us and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

Our performance is dependent on the economic conditions in the primary market in which we operate. We operate primarily within the greater Kansas City area and are influenced by the general economic conditions in Kansas City. Any further adverse changes in economic conditions in our market area could impair our ability to collect loans, obtain and retain customer deposits, and negatively impact our overall financial condition.

The current real estate market makes our concentrations in real estate lending susceptible to credit losses. Our loan portfolios are concentrated in real estate lending, which has made, and will continue to make, our loan portfolios susceptible to credit losses in the current real estate market, particularly because of continuing declines in the new home real estate market. Specifically, we have a concentration of residential real estate construction loans and residential land development, most of which are located within the metropolitan Kansas City area. Additionally, we have a concentration of commercial real estate loans that are located around the country. Because of our heightened exposure to credit losses in these concentrations, the downturns in the real estate market and the general economy have resulted in an increase in classified assets over the past several years. If the current economic environment continues for a prolonged additional period, or deteriorates even further, the asset collateral values may further decline and may result in increased credit losses and foreclosures in these portfolios.

We may suffer losses in our loan portfolio despite our underwriting and loan collection practices. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices generally include analysis of a borrower’s prior credit history, financial statements, tax returns, cash flow projections, valuation of collateral, personal guarantees of loans to businesses and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Our loan collection practices have expanded to meet the increase in nonperforming loans resulting from the current economic environment, which has increased loan administration costs.

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

We use valuation methodologies, estimations and assumptions for certain assets and loan collateral which are subject to differing interpretations and could result in changes to asset or collateral valuations that could have an adverse material impact on our financial condition or operating results. We use estimates, assumptions and judgments when measuring the fair value of financial assets, liabilities and loan collateral. Fair values and the information used to record valuation adjustments are based on quoted market prices, third-party appraisals and/or other observable inputs provided by third-party sources, when available. Any changes in underlying factors, assumptions or estimates in any of these areas could materially impact our future financial condition and operating results.

During periods of market disruption, it may be difficult to value certain assets if comparable sales become less frequent and/or market data becomes less observable. Certain classes of assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment. In such cases, asset valuations may require more estimation and subjective judgment. The rapidly changing real estate market conditions could materially impact the valuation of assets and loan collateral as reported within our financial statements and changes in estimated values could vary significantly from one period to the next. Decreases in value may have a material adverse impact on our future financial condition or operating results.

Changes in interest rates could have an adverse impact on our results of operations and financial condition. Our results of operations are largely dependent on net interest income, which is the difference between the interest we earn on our earning-asset portfolio and the interest paid on our cost of liability portfolio. Market interest rates are beyond our control, and they can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence market rates and prices for loan originations, purchases of investment securities, and customer deposit accounts. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our assets included in the earning-asset portfolio are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuation. This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

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

We are subject to liquidity risk that could impair our ability to fund operations. Liquidity is essential to our business and we rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are our retail and wholesale customer deposit accounts, cash flows from payments and sales of loans and securities, and advances from the Federal Home Loan Bank. Any inability to raise or retain funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or by factors affecting the financial services industry in general. Even if funding remains available, issues of liquidity pricing could raise our cost of funds and have an adverse material impact on our financial condition and operating results.

Any loss of key personnel could adversely affect our operations. Our success is, in large part, dependent on our ability to attract and retain key employees. Management believes it has implemented effective succession planning strategies to reduce the potential impact of the loss of certain key personnel; however, because of their skill-level and experience, the unexpected loss of key personnel could have an adverse material impact on our business.

We are subject to various legal claims and litigation. We are periodically involved in routine litigation incidental to our business. Regardless of whether these claims and legal actions are founded or unfounded, if such legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our reputation. In addition, litigation can be costly. Any financial liability, litigation costs or reputational damage caused by these legal claims could have a material adverse impact on our business, financial condition and results of operations.

We operate in a competitive industry and market area. The financial services industry in which we operate is rapidly changing, with numerous types of competitors including banks, thrifts, insurance companies, and mortgage bankers. Consolidation in the industry is accelerating and there are many new changes in technology, products, and regulations. We believe the competition for retail deposit accounts is especially significant in our market area. We must continue to invest in products and delivery systems in order to remain competitive or our financial performance may be impacted negatively.

Any electronic system failure or breach to our network security could increase our operating costs or impair our reputation. The Bank provides customers with electronic banking options, including online banking, bill payment services, online account opening and online loan applications. Management has implemented a layered security approach which incorporates all reasonable means of protection for our electronic services; however, there can be no absolute assurances that failures, interruptions, or electronic security breaches will not occur. The Bank outsources processing of its core data system, in addition to other systems such as online bill payment services and online account opening, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendors controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations performed in accordance with Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization. Should any of our electronic systems be compromised, our reputation could be damaged and/or relationships with customers impaired. A loss of business could result and we could incur significant expenses in remedying the security breach.

The FDIC’s changes in the calculation of deposit insurance premiums and ability to levy special assessments could increase our non-interest expense and may reduce our profitability. The Dodd-Frank Act required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale. Under the new system, banks pay a base assessment at a rate between 5 and 35 basis points per assets minus tangible equity, depending upon an institution’s risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC’s reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC’s final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase our non-interest expense and may adversely affect our profitability.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when we need it. We are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Although we are not aware of any requests for additional capital at this time, should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in us. The future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations. Recently, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. On August 5, 2011, S&P downgraded its rating of the United States’ debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Recently, we experienced the first U.S. government shutdown in 17 years along with a stalemate in the U.S. Congress over whether to raise the debt ceiling. Similar activities by the U.S. government or U.S. Congress could increase the likelihood of a credit downgrade. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

North American’s main office is located at 12498 South 71 Highway, Grandview, Missouri. In addition to its main office, the Bank has nine branch offices, three loan origination offices, and one customer service office. Net book value of premises owned and leasehold improvements (net of accumulated depreciation) at September 30, 2013, was approximately $9.1 million.

Location	Date Occupied	Owned/ Leased	Lease Expiration
12498 South 71 Highway Grandview, Missouri	1972	Owned

646 North 291 Highway Lees Summit, Missouri	1992	Owned

8501 North Oak Trafficway Kansas City, Missouri	1994	Owned

920 North Belt St. Joseph, Missouri	1979	Owned

2002 East Mechanic Harrisonville, Missouri	1975	Owned

11400 East 23rd Street Independence, Missouri	2000	Owned

7012 NW Barry Road Kansas City, Missouri	2001	Owned

1001 North Jesse James Road Excelsior Springs, Missouri	2002	Owned

12520 South 71 Highway Grandview, Missouri	2005	Owned

2707 NW Prairie View Road Platte City, Missouri	2007	Owned

789 NE Rice Road Lee’s Summit, Missouri	2008	Leased	March 2016

4350 South National, Suite A100 Springfield, Missouri	2005	Leased	July 2015

903 East 104th Street Building C, Suite 400 Kansas City, Missouri	2011	Leased	November 2017

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s 2013 Annual Report to Stockholders (the “Annual Report”) contains under captions “Investor Information” and “Common Stock Prices and Dividend” the information required by Item 5 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Annual Report contains the information required by Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by this reference, with the exception of the report on the effectiveness of internal control over financial reporting, which is included in Item 9A below. See Item 15 below for a list of the financial statements and notes so incorporated.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by BKD, LLP, an independent registered public accounting firm, and BKD LLP has issued a report on the effectiveness of our internal control over financial reporting as of September 30, 2013, which is included below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

NASB Financial, Inc.

Grandview, Missouri

We have audited NASB Financial, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NASB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NASB Financial, Inc. and our report dated December 16, 2013, expressed an unqualified opinion thereon.

Kansas City, Missouri

December 16, 2013

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 28, 2014 (the “Proxy Statement”), contains under the captions “Structure and Practices of the Board of Directors,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Security Ownership of Beneficial Owners – Section 16 Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

The following consolidated financial statements of NASB Financial, Inc. and the independent accountants’ report thereon which appear in the Company’s 2013 Annual Report to Stockholders (“Annual Report”) have been incorporated herein by reference to Item 8.

Consolidated Balance Sheets at September 30, 2013, and 2012.

Consolidated Statements of Operations for the years ended September 30, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012, and 2011.

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012, and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012, and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules.

Schedules are provided in the Consolidated Financial Statements.

(3)	Exhibits.

Exhibit Number

2	Agreement and Plan of Merger by and among North American Savings Bank, F.S.B., NASB Interim Savings Bank, F.S.B., and NASB Financial Inc. Exhibit 2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3	Federal Stock Savings Bank Charter and Bylaws. Exhibit 3 to Form 10-K for fiscal year ended September 30, 1992, dated December 27, 1992, and incorporated herein by reference.

3.1	Articles of Incorporation of NASB Financial, Inc. Exhibit 3.1 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

3.2	Bylaws of NASB Financial, Inc. Exhibit 3.2 to Form 8-K, dated April 15, 1998, and incorporated herein by reference.

10.1	Employees’ Stock Option Plan and specimen copy of Option Agreement entered into between the Company and the Plan participants. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1986, dated December 26, 1986, and incorporated herein by reference).

10.2	Amended and Restated Retirement Income Plan for Employees of North American Savings Bank dated September 30, 1988, dated December 20, 1988, and incorporated herein by reference).

10.3	NASB Financial, Inc. Equity Incentive Compensation Plan adopted on October 28, 2003. (Exhibit B to the Company’s Proxy Statement for the 2004 Annual Meeting and incorporated herein by reference).

* 13	2013 Annual Report to Stockholders.

21	Subsidiaries of the Registrant at September 30, 2013, listed on page 1.

22	Proxy Statement of NASB Financial, Inc. for the 2014 Annual Meeting of Stockholders to be filed with the SEC (certain portions of such proxy Statement are incorporated herein by reference).

* 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e)

* 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e)

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASB FINANCIAL, INC.

By:	/s/ David H. Hancock
David H. Hancock
Chairman

Date: December 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 16, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David H. Hancock	Chairman
David H. Hancock

/s/ Paul L. Thomas	Chief Executive Officer
Paul L. Thomas

/s/ Rhonda Nyhus	Chief Financial Officer
Rhonda Nyhus	(Principal Accounting Officer)

/s/ Keith B. Cox	Director
Keith B. Cox

/s/ Frederick V. Arbanas	Director
Frederick V. Arbanas

/s/ Barrett Brady	Director
Barrett Brady

/s/ Laura Brady	Director
Laura Brady

/s/ Linda S. Hancock	Director
Linda S. Hancock

/s/ W. Russell Welsh	Director
W. Russell Welsh