Form 10-Q
period 2013-12-31
NASB FINANCIAL INC
filed 2014-02-10
CIK 1059131

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2013

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

The number of shares of Common Stock of the Registrant outstanding as of February 3, 2014, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,031	6,347
Securities:
Available for sale, at fair value	272,382	252,696
Stock in Federal Home Loan Bank, at cost	9,879	7,679
Mortgage-backed securities:
Available for sale, at fair value	4,889	433
Held to maturity, at cost	38,071	43,074
Loans receivable:
Held for sale, at fair value	66,306	69,079
Held for investment, net	736,602	715,713
Allowance for loan losses	(21,270)	(20,383)
Accrued interest receivable	4,191	4,098
Foreclosed assets held for sale, net	10,596	11,252
Premises and equipment, net	11,930	12,033
Investment in LLCs	16,542	16,499
Deferred income tax asset, net	11,851	12,273
Other assets	13,290	13,362

	$1,181,290	1,144,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$735,691	748,193
Advances from Federal Home Loan Bank	210,000	155,000
Subordinated debentures	25,774	25,774
Escrows	4,310	8,458
Income taxes payable	848	70
Accrued expenses and other liabilities	12,678	11,143

Total liabilities	989,301	948,638

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,613	16,613
Retained earnings	214,421	217,143
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive loss	(2,106)	(1,300)

Total stockholders’ equity	191,989	195,517

	$1,181,290	1,144,155

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended December 31,
	2013	2012
	(Dollars in thousands, except share data)
Interest on loans receivable	$10,600	12,334
Interest on mortgage-backed securities	411	294
Interest and dividends on securities	1,421	963
Other interest income	2	2

Total interest income	12,434	13,593

Interest on customer and brokered deposit accounts	945	1,749
Interest on advances from Federal Home Loan Bank	470	531
Interest on subordinated debentures	125	129
Other interest expense	5	3

Total interest expense	1,545	2,412

Net interest income	10,889	11,181
Provision for loan losses	—	(4,000)

Net interest income after provision for loan losses	10,889	15,181

Other income (expense):
Loan servicing fees, net	24	26
Customer service fees and charges	880	1,474
Provision for loss on real estate owned	(115)	(575)
Gain on sale of securities available for sale	98	—
Gain from loans receivable held for sale	6,552	16,106
Other expense	(138)	(534)

Total other income	7,301	16,497

General and administrative expenses:
Compensation and fringe benefits	6,143	6,356
Commission-based mortgage banking compensation	3,083	5,813
Premises and equipment	1,421	1,322
Advertising and business promotion	1,801	1,163
Federal deposit insurance premiums	308	586
Other	2,364	2,915

Total general and administrative expenses	15,120	18,155

Income before income tax expense	3,070	13,523
Income tax expense	1,071	5,206

Net income	$1,999	8,317

Basic earnings per share	$0.25	1.06

Diluted earnings per share	$0.25	1.06

Basic weighted average shares outstanding	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended December 31,
	2013	2012
	(Dollars in thousands)
Net income	$1,999	8,317

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(470) and $25 at December 31, 2013 and 2012, respectively	(742)	40
Adjustment for gain included in net income, net of income tax expense of $34 at December 31, 2013	(64)	—

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $(504) and $25 at December 31, 2013 and 2012, respectively	(806)	40

Comprehensive income	$1,193	8,357

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balance at October 1, 2013	$1,479	16,613	217,143	(38,418)	(1,300)	195,517
Comprehensive income:
Net income	—	—	1,999	—	—	1,999
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(806)	(806)

Total comprehensive income						1,193
Cash dividends accrued	—	—	(4,721)	—	—	(4,721)

Balance at December 31, 2013	$1,479	16,613	214,421	(38,418)	(2,106)	191,989

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended December 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,999	8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352	337
Amortization and accretion, net	53	397
Gain on sale of securities available for sale	(98)	—
(Income) loss from investment in LLCs	(35)	90
Gain from loans receivable held for sale	(6,552)	(16,106)
Provision for loan losses	—	(4,000)
Provision for loss on real estate owned	115	575
Origination of loans receivable held for sale	(290,579)	(542,797)
Sale of loans receivable held for sale	299,903	558,103
Changes in:
Net fair value of loan-related commitments	136	300
Accrued interest receivable	(93)	233
Prepaid and accrued expenses, other liabilities, and income taxes payable	(1,441)	2,940

Net cash provided by operating activities	3,760	8,389
Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	702	2,248
Available for sale	31	28
Principal repayments of mortgage loans receivable held for investment	46,925	68,138
Principal repayments of other loans receivable	487	659
Loan origination - mortgage loans receivable held for investment	(66,941)	(24,930)
Loan origination - other loans receivable	(505)	(588)
Purchase of mortgage loans receivable held for investment	(270)	(647)
Purchase of Federal Home Loan Bank stock	(2,200)	(1,024)
Purchase of investment securities available for sale	(61,427)	(52,525)
Proceeds from sale of investment securities available for sale	40,426	—
Proceeds from sale of real estate owned	1,191	2,772
Purchases of premises, equipment, and software, net	(356)	(499)
Investment in LLCs	(8)	(5)
Other	(481)	(319)

Net cash used in investing activities	(42,426)	(6,692)
Cash flows from financing activities:
Net decrease in customer and brokered deposit accounts	(12,502)	(17,496)
Proceeds from advances from Federal Home Loan Bank	110,000	25,000
Repayment on advances from Federal Home Loan Bank	(55,000)	(2,000)
Change in escrows	(4,148)	(4,431)
Proceeds from other borrowings	—	422

Net cash provided by financing activities	38,350	1,495

Net increase (decrease) in cash and cash equivalents	(316)	3,192
Cash and cash equivalents at beginning of the period	6,347	8,716

Cash and cash equivalents at end of period	$6,031	11,908

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$449	2,093
Cash paid for interest	1,437	2,378
Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$755	1,826
Transfer of mortgage-backed securities from held to maturity to available for sale	4,410	—
Accrual of dividends payable	4,721	—

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on December 16, 2013. Operating results for the three month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The condensed consolidated balance sheet of the Company as of September 30, 2013, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of December 31, 2013, have remained unchanged from September 30, 2013. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments.

Certain quarterly amounts for previous periods have been reclassified to conform to the current quarter’s presentation.

(2) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassification out of accumulated other comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2012, including interim periods within those years. The amendments should be prospectively applied. The amendments do not change the current requirement for reporting net income or other comprehensive income. The amendments require an organization to present on the face of the financial statements, or in the footnotes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required to provide additional detail about those amounts. The adoption of this standard during the quarter ended December 31, 2013, did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU No. 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. For public companies, this standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Management does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statement.

(3) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three months ended
	12/31/13	12/31/12
Net income (in thousands)	$1,999	8,317
Average common shares outstanding	7,867,614	7,867,614
Average common share stock options outstanding	—	—

Average diluted common shares	7,867,614	7,867,614
Earnings per share:
Basic	$0.25	1.06
Diluted	0.25	1.06

At December 31, 2013 and 2012, options to purchase 41,138 and 47,538 shares of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(4) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at December 31, 2013. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$88,314	2,830	406	90,738
U.S. government sponsored agency securities	186,982	194	5,954	181,222
Municipal securities	422	—	—	422

Total	$275,718	3,024	6,360	272,382

The following table presents a summary of securities available for sale at September 30, 2013. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Corporate debt securities	$67,320	2,482	692	69,110
U.S. government sponsored agency securities	187,087	322	4,245	183,164
Municipal securities	422	—	—	422

Total	$254,829	2,804	4,937	252,696

During the quarter ended December 31, 2013 the Company recognized gross gains of $98,000 and no gross losses on the sale of securities available for sale. There were no sales of securities available for sale during the three month period ended December 31, 2012.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at December 31, 2013. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross Unrealized Losses
Corporate debt securities	$32,167	406	$—	—
U.S. government sponsored agency securities	71,491	2,497	37,044	3,457

Total	$103,658	2,903	$37,044	3,457

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at December 31, 2013, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at December 31, 2013, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of securities available for sale at December 31, 2013 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$20,272	34	—	20,306
Due from one to five years	120,870	2,982	62	123,790
Due from five to ten years	58,162	8	647	57,523
Due after ten years	76,414	—	5,651	70,763

Total	$275,718	3,024	6,360	272,382

(5) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at December 31, 2013. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Pass-through certificates guaranteed by GNMA – fixed rate	$66	1	—	67
Pass-through certificates guaranteed by FNMA – adjustable rate	117	6	—	123
FHLMC participation certificates:
Fixed rate	106	5	—	111
Adjustable rate	94	5	—	99
Collateralized mortgage obligations	4,410	79	—	4,489

Total	$4,793	96	—	4,889

The following table presents a summary of mortgage-backed securities available for sale at September 30, 2013. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Pass-through certificates guaranteed by GNMA – fixed rate	$68	2	—	70
Pass-through certificates guaranteed by FNMA – adjustable rate	119	7	—	126
FHLMC participation certificates:
Fixed rate	122	5	—	127
Adjustable rate	105	5	—	110

Total	$414	19	—	433

There were no sales of mortgage-backed securities available for sale during the three month periods ended December 31, 2013 and 2012.

During the quarter ended December 31, 2013, the Bank transferred one collateralized mortgage obligation security with an amortized cost of $4.4 million and an unrealized gain of $79,000 from held to maturity to available for sale. The security was transferred after it was determined that it was not an allowable investment under provisions of the Volcker Rule. Management determined that it did not have the ability to hold the security to maturity, as the Volcker Rule requires banks to bring their activities into compliance on or before July 21, 2015.

The scheduled maturities of mortgage-backed securities available for sale at December 31, 2013 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$106	5	—	111
Due after ten years	4,687	91	—	4,778

Total	$4,793	96	—	4,889

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(6) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at December 31, 2013. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
FHLMC participation certificates:
Fixed rate	$28	—	—	28
FNMA pass-through certificates:
Fixed rate	1	—	—	1
Balloon maturity and adjustable rate	13	—	—	13
Collateralized mortgage obligations	38,029	438	21	38,446

Total	$38,071	438	21	38,488

The following table presents a summary of mortgage-backed securities held to maturity at September 30, 2013. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
FHLMC participation certificates:
Fixed rate	$30	2	—	32
FNMA pass-through certificates:
Fixed rate	1	—	—	1
Balloon maturity and adjustable rate	14	—	—	14
Collateralized mortgage obligations	43,029	94	27	43,096

Total	$43,074	96	27	43,143

There were no sales of mortgage-backed securities held to maturity during the three month periods ended December 31, 2013 and 2012.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at December 31, 2013. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated fair value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Collateralized mortgage obligations	$—	—	$2,960	21

Total	$—	—	$2,960	21

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at December 31, 2013, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at December 31, 2013, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at December 31, 2013, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$564	1	13	552
Due from five to ten years	12	—	—	12
Due after ten years	37,495	437	8	37,924

Total	$38,071	438	21	38,488

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

The following table presents the Bank’s total loans receivable. Dollar amounts are expressed in thousands.

	12/31/13	9/30/13
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$372,934	365,248
Business properties	267,886	268,641
Partially guaranteed by VA or insured by FHA	8,947	7,694
Construction and development	111,395	91,451

Total mortgage loans	761,162	733,034
Commercial loans	12,139	12,226
Installment loans and lease financing to individuals	5,618	5,599

Total loans receivable held for investment	778,919	750,859
Less:
Undisbursed loan funds	(38,097)	(30,749)
Unearned discounts and fees on loans, net of deferred costs	(4,220)	(4,397)

Net loans receivable held for investment	$736,602	715,713

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$66,306	69,079

Included in the loans receivable balances at December 31, 2013, are participating interests in mortgage loans and wholly-owned mortgage loans serviced by other institutions in the amount of $887,000. Loans and participations serviced for others amounted to approximately $25.2 million at December 31, 2013. Loans serviced for others are not included in the accompanying condensed consolidated balance sheets.

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

When construction and development loans mature, the Bank typically considers extensions for short, six-month term periods. This allows the Bank to more frequently evaluate the loan, including creditworthiness and current market conditions and, if management believes it is in the best interest of the Company, to modify the terms accordingly. This portfolio consists primarily of assets with rates tied to the prime rate and, in most cases, the conditions for loan renewal include an interest rate “floor” in accordance with the market conditions that exist at the time of renewal. Such extensions are accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. During the quarter ended December 31, 2013, the Bank renewed seven loans within its construction and development loan portfolio, none of which were considered TDRs.

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

The Bank’s commercial real estate loans are secured primarily by multi-family and nonresidential properties. Such loans are manually underwritten using NASB’s internal underwriting standards, which evaluate the sources of repayment, including the ability of income producing property to generate sufficient cash flow to service the debt, the capacity of the borrower or guarantors to cover any shortfalls in operating income, and, as a last resort, the ability to liquidate the collateral in such a manner as to completely protect the Bank’s investment. All commercial real estate loans require two approvals, from either the Board Chairman, CEO, or EVP/Chief Lending Officer. Prior approval is required from the Bank’s Board of Directors for newly originated commercial loans with a proposed balance of $1.0 million or greater. Typically, loan-to-value ratios do not exceed 80%; however, exceptions may be made when it is determined that the safety of the loan is not compromised, and the rationale for exceeding this limit is clearly documented. An appraisal report performed in conformity with the Uniform Standards of Professional Appraisers Practice by an approved outside licensed appraiser is required on all loans in excess of $250,000. Interest rates on commercial loans may be either fixed or tied to a predetermined index and adjusted daily.

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

The ALLL is determined based upon two components. The first is made up of specific reserves for loans which have been deemed impaired in accordance with GAAP. The second component is made up of general reserves for loans that are not impaired. A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairments that are deemed “confirmed losses” are charged-off and netted from their respective loan balances. For impaired loans that are collateral dependent, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. If a loan is considered uncollectible, the entire balance is deemed a “confirmed loss” and is fully charged-off.

Loans that are not impaired are evaluated based upon the Bank’s historical loss experience, as well as various subjective factors, to estimate potential unidentified losses within the various loan portfolios. These loans are categorized into pools based upon certain characteristics such as loan type, collateral type and repayment source. In addition to analyzing historical losses, the Bank also evaluates the following subjective factors for each loan pool to estimate future losses: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in management and other relevant staff, changes in the volume and severity of past due loans, changes in the quality of the Bank’s loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in the level of lending concentrations, and changes in other external factors such as competition and legal and regulatory requirements. Historical loss ratios are adjusted accordingly, based upon the effect that the subjective factors have in estimated future losses. These adjusted ratios are applied to the balances of the loan pools to determine the adequacy of the ALLL each quarter

The Bank does not routinely obtain updated appraisals for their collateral dependent loans that are not adversely classified. However, when analyzing the adequacy of its allowance for loan losses, the Bank considers potential changes in the value of the underlying collateral for such loans as one of the subjective factors used to estimate future losses in the various loan pools.

The following table presents the balance in the allowance for loan losses for the three months ended December 31, 2013 and 2012. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at October 1, 2013	$8,642	—	6,561	4,841	58	281	20,383
Provision for loan losses	933	—	(1,185)	326	(22)	(52)	—
Losses charged off	(400)	—	(26)	—	—	—	(426)
Recoveries	149	—	1,087	19	—	58	1,313

Balance at December 31, 2013	$9,324	—	6,437	5,186	36	287	21,270

Balance at October 1, 2012	$6,941	—	7,086	16,590	513	699	31,829
Provision for loan losses	1,956	—	166	(5,698)	(448)	24	(4,000)
Losses charged off	(464)	—	(69)	(40)	—	(86)	(659)
Recoveries	60	—	246	353	—	24	683

Balance at December 31, 2012	$8,493	—	7,429	11,205	65	661	27,853

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2013. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at December 31, 2013:
Individually evaluated for impairment	$154	—	101	1	5	1	262

Collectively evaluated for impairment	$9,170	—	6,336	5,185	31	286	21,008

Acquired with deteriorated credit quality *	$32	—	—	—	—	—	32

Loans:
Balance at December 31, 2013	$379,221	66,306	266,339	73,298	12,139	5,605	802,908

Ending balance:
Loans individually evaluated for impairment	$15,252	—	10,761	22,363	11,250	27	59,653

Loans collectively evaluated for impairment	$363,969	66,306	255,578	50,935	889	5,578	743,255

Loans acquired with deteriorated credit quality **	$4,227	—	—	—	—	—	4,227

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at September 30, 2013. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at September 30, 2013:
Individually evaluated for impairment	$333	—	35	4	25	—	397

Collectively evaluated for Impairment	$8,309	—	6,526	4,837	33	281	19,986

Acquired with deteriorated credit quality *	$31	—	—	—	—	—	—

Loans:
Balance at September 30, 2013	$370,296	69,079	266,895	60,697	12,226	5,599	784,792

Ending balance:
Loans individually evaluated for impairment	$18,864	—	10,235	23,917	11,250	3	64,269

Loans collectively evaluated for impairment	$351,432	69,079	256,660	36,780	976	5,596	720,523

Loans acquired with deteriorated credit quality **	$4,196	—	—	—	—	—	4,196

*	Included in ending balance of allowance for loan losses related to loans individually evaluated for impairment.
**	Included in ending balance of loans individually evaluated for impairment.

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2013. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$338,212	66,306	208,493	36,625	—	5,577	655,213
Pass – Watch	21,368	—	41,405	27,969	12,139	—	102,881
Special Mention	—	—	—	—	—	—	—
Substandard	19,618	—	16,340	8,704	—	27	44,689
Doubtful	23	—	101	—	—	1	125
Loss	—	—	—	—	—	—	—

Total	$379,221	66,306	266,339	73,298	12,139	5,605	802,908

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2013. Dollar amounts are expressed in thousands.

	Residential	Residential Held For Sale	Commercial Real Estate	Construction & Development	Commercial	Installment	Total
Rating:
Pass	$320,090	69,079	194,070	20,789	—	5,595	609,623
Pass – Watch	24,449	—	56,640	20,698	976	—	102,763
Special Mention	227	—	583	—	—	—	810
Substandard	25,397	—	15,567	19,210	11,250	4	71,428
Doubtful	133	—	35	—	—	—	168
Loss	—	—	—	—	—	—	—

Total	$370,296	69,079	266,895	60,697	12,226	5,599	784,792

The following table presents the Company’s loan portfolio aging analysis as of December 31, 2013. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$932	347	6,061	7,340	371,881	379,221	—
Residential held for sale	—	—	—	—	66,306	66,306	—
Commercial real estate	341	1,891	510	2,742	263,597	266,339	—
Construction & development	—	—	773	773	72,525	73,298	—
Commercial	—	—	—	—	12,139	12,139	—
Installment	6	—	—	6	5,599	5,605	—

Total	$1,279	2,238	7,344	10,861	792,047	802,908	—

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2013. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,044	1,308	7,079	9,431	360,865	370,296	—
Residential held for sale	—	—	—	—	69,079	69,079	—
Commercial real estate	4,195	334	328	4,857	262,038	266,895	—
Construction & development	—	—	774	774	59,923	60,697	—
Commercial	—	—	—	—	12,226	12,226	—
Installment	—	—	1	1	5,598	5,599	—

Total	$5,239	1,642	8,182	15,063	769,729	784,792	—

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

	12/31/13	9/30/13
Residential	$13,965	18,073
Residential held for sale	—	—
Commercial real estate	8,590	8,354
Construction & development	2,604	5,195
Commercial	—	—
Installment	—	—

Total	$25,159	31,622

As of December 31, 2013, $17.4 million (69.2%) of the loans classified as nonaccrual were current and paying as agreed.

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development, commercial real estate, and residential rental properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, management determined that the full collection of principal and interest was uncertain. In accordance with GAAP, these loans were charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at December 31, 2013. Interest income is recognized on a cash-basis as payments are received. The majority of these loans currently remain in non-accrual status; however, loans with a carrying value of $9.4 million at December 31, 2013, have been returned to a performing status, based upon improvement in the real estate markets and the borrower’s financial condition.

A loan becomes impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. A restructuring of debt is considered a TDR if, because of a debtor’s financial difficulty, a creditor grants concessions that it would not otherwise consider. Loans modified in troubled debt restructurings are also considered impaired. Concessions granted in a TDR could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Unless the loan is performing prior to the restructuring, TDRs are placed in non-accrual status at the time of restructuring and may only be returned to performing status after the borrower demonstrates sustained repayment performance for a reasonable period, generally six months.

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	12/31/13	9/30/13
Troubled debt restructurings:
Residential	$6,105	9,381
Residential held for sale	—	—
Commercial real estate	6,104	6,079
Construction & development	21,589	23,144
Commercial	11,250	11,250
Installment	28	3

Total	$45,076	49,857

Performing troubled debt restructurings:
Residential	$1,392	1,626
Residential held for sale	—	—
Commercial real estate	1,001	1,036
Construction & development	19,759	18,722
Commercial	11,250	11,250
Installment	27	3

Total	$33,429	32,637

At December 31, 2013, the Bank had outstanding commitments of $1,000 to be advanced in connection with TDRs.

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the three month period ended December 31, 2013. Dollar amounts are expressed in thousands.

	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Increase in ALLL or Charge-offs
Residential	1	$70	$70	$—
Residential held for sale	—	—	—	—
Commercial real estate	—	—	—	—
Construction & development	—	—	—	—
Commercial	—	—	—	—
Installment	1	24	24	—

Total	2	$94	$94	$—

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the three month period ended December 31, 2012. Dollar amounts are expressed in thousands.

	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Increase in ALLL or Charge-offs
Residential	8	$3,274	$3,235	$—
Residential held for sale	—	—	—	—
Commercial real estate	2	746	746	—
Construction & development	8	6,010	6,010	—
Commercial	1	16,251	13,751	25
Installment	—	—	—	—

Total	19	$26,281	$23,742	$25

The following table presents TDRs restructured during the three month period ended December 31, 2013 by type of modification. Dollar amounts are expressed in thousands.

	Extension Of Maturity	Interest Only Period	Combination of Terms Modified	Total Recorded Investment Prior to Modification
Residential	$—	—	70	70
Residential held for sale	—	—	—	—
Commercial real estate	—	—	—	—
Construction & development	—	—	—	—
Commercial	—	—	—	—
Installment	—	—	24	24

Total	$—	—	94	94

The following table presents TDRs restructured during the three month period ended December 31, 2012 by type of modification. Dollar amounts are expressed in thousands.

	Extension of Maturity	Interest Only Period	Combination of Terms Modified	Total Recorded Investment Prior to Modification
Residential	$3,274	—	—	3,274
Residential held for sale	—	—	—	—
Commercial real estate	—	—	746	746
Construction & development	6,010	—	—	6,010
Commercial	—	—	16,251	16,251
Installment	—	—	—	—

Total	$9,284	—	16,997	26,281

The following table presents the Company’s recorded investment and number of loans considered TDRs at December 31, 2013 and 2012, that defaulted during the three month period ended on such date. Dollar amounts are expressed in thousands.

	December 31, 2013		December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential	10	$3,034	17	$3,731
Residential held for sale	—	—	—	—
Commercial real estate	1	14	3	698
Construction & development	—	—	2	1,701
Commercial	—	—	—	—
Installment	2	3	—	—

Total	13	$3,051	22	$6,130

The following table presents impaired loans, including troubled debt restructurings, as of December 31, 2013. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$14,397	17,513	—	14,480	179
Residential held for sale	—	—	—	—	—
Commercial real estate	10,323	16,685	—	10,398	283
Construction & development	20,584	23,804	—	20,927	341
Commercial	—	—	—	—	—
Installment	27	367	—	28	6
Loans with a specific valuation allowance:
Residential	$855	868	154	856	9
Residential held for sale	—	—	—	—	—
Commercial real estate	438	438	101	439	58
Construction & development	1,779	1,779	1	1,779	31
Commercial	11,250	11,250	5	11,250	194
Installment	—	96	1	—	1
Total:
Residential	$15,252	18,381	154	15,336	188
Residential held for sale	—	—	—	—	—
Commercial real estate	10,761	17,123	101	10,837	341
Construction & development	22,363	25,583	1	22,706	372
Commercial	11,250	11,250	5	11,250	194
Installment	27	463	1	28	7

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2013. Dollar amounts are expressed in thousands.

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	YTD Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Residential	$17,063	20,053	—	17,317	900
Residential held for sale	—	—	—	—	—
Commercial real estate	9,199	16,925	—	9,576	985
Construction & development	22,138	25,377	—	28,436	1,803
Commercial	—	—	—	—	—
Installment	3	457	—	54	44
Loans with a specific valuation allowance:
Residential	$1,801	1,828	333	1,813	79
Residential held for sale	—	—	—	—	—
Commercial real estate	1,036	1,036	35	1,056	67
Construction & development	1,779	1,779	4	1,779	122
Commercial	11,250	11,250	25	12,709	897
Installment	—	—	—	—	—
Total:
Residential	$18,864	21,881	333	19,130	979
Residential held for sale	—	—	—	—	—
Commercial real estate	10,235	17,961	35	10,632	1,052
Construction & development	23,917	27,156	4	30,215	1,925
Commercial	11,250	11,250	25	12,709	897
Installment	3	457	—	54	44

(8) FORECLOSED ASSETS HELD FOR SALE

The carrying value of real estate owned and other repossessed property was $10.6 million and $11.3 million at December 31, 2013, and September 30, 2013, respectively

Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “new basis”) and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. When foreclosed assets are acquired, any excess of the loan balance over the new basis of the foreclosed asset is charged to the allowance for loan losses. Subsequent adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed of, depending on the adequacy of the down payment and other requirements.

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

In accordance with the Company’s written agreement with the Federal Reserve Bank of Kansas City (“FRB”), dated November 29, 2012, the Company is prohibited from making any distributions of principal or interest on its Trust Preferred Securities without the prior written non-objection of the FRB. On July 11, 2012, the Company notified security holders that it was exercising its right to defer the payment of interest on its Trust Preferred Securities for a period of up to five years. On December 18, 2013, the Company received written non-objection from the FRB to pay all accrued interest on Trust Preferred Securities, and on December 23, 2013, the Company notified security holders that it intended to end the elective deferral period and pay all accrued interest at the next regularly scheduled payment date in January 2014. On January 30, 2014, the Company paid $893,000 of accrued interest on Trust Preferred Securities, which brought all payments current. The Board intends to continue making quarterly interest payments on Trust Preferred Securities; however, while the Company is operating under the regulatory written agreement, each interest payment must first receive prior written non-objection from its regulators.

(10) INCOME TAXES

The Company’s federal and state income tax returns for fiscal years 2010 through 2013 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

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

Three months ended December 31, 2013	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$11,014	—	(125)	10,889
Provision for loan losses	—	—	—	—
Other income	631	7,490	(820)	7,301
General and administrative expenses	6,686	8,469	(35)	15,120
Income tax expense	1,735	(343)	(321)	1,071

Net income	$3,224	(636)	(589)	1,999

Three months ended December 31, 2012	Banking	Mortgage Banking	Other and Eliminations	Consolidated
Net interest income	$11,310	—	(129)	11,181
Provision for loan losses	(4,000)	—	—	(4,000)
Other income	50	17,021	(574)	16,497
General and administrative expenses	6,750	11,688	(283)	18,155
Income tax expense	3,315	2,053	(162)	5,206

Net income	$5,295	3,280	(258)	8,317

(12) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market on a “best-efforts” basis. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded a decrease in other assets of $1.3 million, an increase in other liabilities of $397,000, and a decrease in other income of $1.7 million for the three month period ended December 31, 2013. The Company recorded a decrease in other assets of $2.2 million, an increase in other liabilities of $623,000, and a decrease in other income of $2.9 million for the three month period ended December 31, 2012

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded an increase in other assets of $1.2 million, a decrease in other liabilities of $339,000, and an increase in other income of $1.5 million during the three month period ended December 31, 2013. The Company recorded an increase in other assets of $2.4 million, a decrease in other liabilities of $117,000, and an increase in other income of $2.6 million during the three month period ended December 31, 2012.

The balance of derivative instruments related to commitments to originate and sell loans at December 31, 2013, and September 30, 2013, is disclosed in Footnote 13, Fair Value Measurements.

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

Available for sale securities

Securities available for sale consist of corporate debt, U. S. government sponsored agency, and municipal securities. Such securities are valued using market prices in an active market, if available. This measurement is classified as Level 1 within the hierarchy. Less frequently traded securities are valued using industry standard models which utilize various assumptions such as historical prices of the same or similar securities, and observation of market prices of securities of the same issuer, market prices of same-sector issuers, and fixed income indexes. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. These measurements are classified as Level 2 within the hierarchy.

Mortgage-backed securities available for sale, which consist of collateralized mortgage obligations and agency pass-through and participation certificates issued by GNMA, FNMA, and FHLMC, were valued by using industry standard models which utilize various inputs and assumptions such as historical prices of benchmark securities, prepayment estimates, loan type, and year of origination. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. These measurements are classified as Level 2 within the hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at December 31, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$181,222	—	181,222	—
Corporate debt securities	90,738	—	90,738	—
Municipal securities	422	—	422	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	67	—	67	—
Pass through certificates guaranteed by FNMA – adjustable rate	123	—	123	—
FHLMC participation certificates:
Fixed rate	111	—	111	—
Adjustable rate	99	—	99	—
Collateralized mortgage obligations	4,489	—	4,489	—
Loans held for sale	66,306	—	66,306	—
Commitments to originate loans	104	—	—	104
Forward sales commitments	1,423	—	—	1,423

Total assets	$345,104	—	343,577	1,527

Liabilities:
Commitments to originate loans	$610	—	—	610
Forward sales commitments	24	—	—	24

Total liabilities	$634	—	—	634

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at September 30, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$183,164	110,982	72,182	—
Corporate debt securities	69,110	—	69,110	—
Municipal securities	422	—	422	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	70	—	70	—
Pass through certificates guaranteed by FNMA – adjustable rate	126	—	126	—
FHLMC participation certificates:
Fixed rate	127	—	127	—
Adjustable rate	110	—	110	—
Loans held for sale	69,079	—	69,079	—
Commitments to originate loans	1,387	—	—	1,387
Forward sales commitments	217	—	—	217

Total assets	$323,812	110,982	211,226	1,604

Liabilities:
Commitments to originate loans	$213	—	—	213
Forward sales commitments	362	—	—	362

Total liabilities	$575	—	—	575

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three month periods ended December 31, 2013 and 2012 (in thousands):

	Commitments to Originate Loans	Forward Sales Commitments
Balance at October 1, 2013	$1,174	(145)
Total realized and unrealized gain (losses):
Included in net income	(1,680)	1,544

Balance at December 31, 2013	$(506)	1,399

	Commitments to Originate Loans	Forward Sales Commitments
Balance at October 1, 2012	2,047	2,061
Total realized and unrealized gains:
Included in net income	(2,859)	2,559

Balance at December 31, 2012	(812)	4,620

Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2013, are reported in the condensed consolidated statements of income as follows (in thousands):

Other Income
Total losses	$(136)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

Realized and unrealized gains and losses noted in the table above and included in net income for the three month period ended December 31, 2012, are reported in the condensed consolidated statements of income as follows (in thousands):

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

The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2013, was $3.3 million. The carrying value of impaired loans that were re-measured during the three month period ended December 31, 2012, was $22.0 million.

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

The carrying value of foreclosed assets held for sale was $10.6 million at December 31, 2013. Charge-offs related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2013, totaled $112,000. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the three month period ended December 31, 2012, totaled $570,000.

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

The carrying value of the Company’s investment in LLCs was $16.5 million at December 31, 2013, and September 30, 2013.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:			`
Cash and cash equivalents	$6,031	6,031	—	—
Stock in Federal Home Loan Bank	9,879	—	9,879	—
Mortgage-backed securities held to maturity	38,071	—	38,488	—
Loans receivable held for investment	715,332	—	—	756,760
Financial Liabilities:
Customer deposit accounts	735,691	—	—	736,937
Advances from FHLB	210,000	—	—	211,859
Subordinated debentures	25,774	—	—	16,753

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:			`
Cash and cash equivalents	$6,347	6,347	—	—
Stock in Federal Home Loan Bank	7,679	—	7,679	—
Mortgage-backed securities held to maturity	43,074	—	43,143	—
Loans receivable held for investment	695,330	—	—	726,408
Financial Liabilities:
Customer deposit accounts	748,193	—	—	749,561
Advances from FHLB	155,000	—	—	156,885
Subordinated debentures	25,774	—	—	10,310

The following tables present the carrying values and fair values of the Company’s unrecognized financial instruments. Dollar amounts are expressed in thousands.

	December 31, 2013		September 30, 2013
	Contract or notional amount	Estimated unrealized gain (loss)	Contract or notional amount	Estimated unrealized gain
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$8,418	(4)	$17,421	(73)
Lending commitments – floating rate	5,382	44	5,813	34
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of December 31, 2013, and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table displays the results derived from the Company’s internal valuation model at December 31, 2013, and the carrying value of its investment in Central Platte at December 31, 2013. Dollar amounts are expressed in thousands.

Method 1	$15,485
Method 2	16,680
Method 3	18,056
Average of methods 1, 2, and 3	$16,740

Carrying value of investment in Central Platte Holdings, LLC	$15,170

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. The results of this analysis as of September 30, 2012, did not indicate any additional impairment of the Company’s investment in NBH. No events have occurred during the three month period ended December 31, 2013, that would indicate any additional impairment of the Company’s investment. The carrying value of the Company’s investment in NBH was $1.4 million at December 31, 2013.

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

On July 21, 2011, the Office of the Comptroller of the Currency (“OCC”) was assigned supervisory responsibility for the Bank and the and Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”) was assigned supervisory responsibility for the Company. At that time, the Bank’s Supervisory Agreement was assigned from the OTS to the OCC, and the Company’s written agreement was assigned from the OTS to the FRB.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which replaced and terminated the previous Supervisory Agreement. The Consent Order requires that the Bank establish various plans and programs to improve its asset quality, including board approval for loans over certain limits, and to ensure the adequacy of allowances for loan and lease losses. It requires the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also requires a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. As of December 31, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 16.8% and 24.0%, respectively, well in excess of the ratios required in the Consent Order. The Consent Order does not direct the Bank to raise capital, make management or board changes, or restrict lending.

On November 29, 2012, the Company’s Board of Directors entered into a formal written agreement with the Federal Reserve Bank of Kansas City, which replaced and terminated the Company’s previous written agreement. The agreement with FRB prohibits the Company from making distributions of capital, including the payment of shareholder dividends or other capital distributions or the purchase or redemption of Company stock, unless the Company receives prior written non-objection from the FRB. The agreement also restricts the Company’s ability to incur, increase, or guarantee any debt and restricts the Company and its wholly-owned statutory trust, NASB Preferred Trust I, from making distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior written non-objection from the FRB.

Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a special cash dividend of $0.60 per share on December 20, 2013, payable on January 17, 2014, to shareholders of record as of January 3, 2014. The special dividend, which amounted to $4.7 million, was accrued within the December quarter. In addition, the Company received regulatory written non-objection to pay all accrued interest on its outstanding Trust Preferred Securities at the January 30, 2014, payment date, which amounted to $893,000.

The Board intends to continue making quarterly interest payments on the Company’s Trust Preferred Securities and to consider some level of quarterly cash dividend to the Company’s shareholders; however, while the Company is operating under the regulatory written agreement, each interest payment on Trust Preferred Securities and dividend distribution to shareholders must first receive prior written non-objection from regulators. The Company will not declare future distributions of capital until it receives written non-objection from regulators.

On February 1, 2013, the Board of Directors of the Bank signed an additional Consent Order with the OCC, which requires the Bank to take corrective action to enhance its program for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering requirements. The BSA Consent Order requires, among other things, that the Bank improve its processes to better identify and monitor accounts and transactions that pose a greater than normal risk for compliance with the BSA. The Consent Order also requires the Bank to maintain an effective risk assessment process, monitoring mechanisms, training programs and appropriate systems to review the activities of customer accounts.

(16) CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) and the affected line items in the statement of operations during the period ending December 31, 2013 and 2012, were as follows:

	Amounts reclassified from AOCI		Affected line item in the Statement of Operations
	12/31/13	12/31/12
Unrealized gains (losses) on available for sale securities
	$98	—	Gain (loss) on sale of securities available for sale
	—	—	Impairment loss on securities

	98	—	Total reclassified before tax
	34	—	Income tax expense (benefit)

	$64	—	Net reclassified amount

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, as well as those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission, among others, could cause our financial performance to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of, and changes in, foreign and governmental policy; inflation, interest rate, market and monetary fluctuations;

•	the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products, services and branching locations, when required;

•	the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance;

•	technological changes;

•	acquisitions and dispositions;

•	changes in consumer spending and saving habits;

•	our success at managing the risks involved in our business; and

•	changes in the fair value or economic value of, impairments of, and risks associated with the Bank’s investments in real estate owned, mortgage backed securities and other assets.

This list of important factors is not all-inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank. For further discussion of these factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission, and in our Quarterly Reports, if applicable.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of December 31, 2013 were $1,181.3 million, an increase of $37.1 million from September 30, 2013, the prior fiscal year end.

Loans receivable held for investment were $736.6 million as of December 31, 2013, an increase of $20.9 million during the three month period. This increase was primarily due to the origination of new loans in the Bank’s construction and land development portfolios. The weighted average rate on total loans receivable held for investment as of December 31, 2013, was 5.20%, a decrease from 5.73% as of December 31, 2012.

Loans receivable held for sale as of December 31, 2013, were $66.3 million, a decrease of $2.8 million from September 30, 2013. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the three months ended December 31, 2013, the Bank originated and purchased $290.6 million in mortgage loans held for sale, $67.2 million in mortgage loans held for investment, and $505,000 in other loans. This total of $358.3 million in loans compares to $569.0 million in loans originated and purchased during the three months ended December 31, 2012.

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

	12/31/13	9/30/13	12/31/12
Asset Classification:
Substandard	$55,451	82,760	132,431
Doubtful	124	168	575
Loss	—	—	—

	55,575	82,928	133,006
Allowance for loan losses	(21,270)	(20,383)	(27,853)

	$34,305	62,545	105,153

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	12/31/13	9/30/13	12/31/12
Total Assets	$1,181,290	1,144,155	1,252,524

Non-accrual loans	25,159	31,622	61,076
Performing troubled debt restructurings	33,429	32,637	34,469
Net real estate and other assets acquired through foreclosure	10,596	11,252	15,314

Total	69,184	75,511	110,859

Percent of total assets	$5.86%	6.60%	8.85%

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

With the exception of certain residential loans, which are not deemed impaired until they reach 180 days past due, loans in non-accrual status are considered impaired. (At December 31, 2013, loans of $1.6 million in non-accrual status were not deemed impaired.) Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairment that is deemed a “confirmed loss” is charged off and netted from the respective loan balance. For collateral dependent loans, which make up the majority of the Bank’s impaired loans, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. Therefore, risks associated with non-accrual loans have been addressed within Bank’s quarterly analysis of the adequacy of its ALLL, as essentially all were individually analyzed for impairment.

If loans classified as substandard are also impaired, they are individually analyzed for impairment, as noted above. At December 31, 2013, $34.1 million of loans classified as substandard have also been deemed impaired. In addition, the Bank utilizes a qualitative adjustment related to changes and trends in past due, non-accrual, and adversely classified loans. This adjustment is applied to the various pools of unimpaired loans when determining adequacy of the Bank’s ALLL.

Investment securities were $272.4 million as of December 31, 2013, an increase of $19.7 million from September 30, 2013. During the three month period, the Bank purchased $61.4 million and sold $40.4 million of securities available for sale. The average yield on the investment securities portfolio was 2.21% at December 31, 2013, an increase from 1.56% at December 31, 2012.

Mortgage-backed securities were $43.0 million as of December 31, 2013, a decrease of $547,000 million from the prior year end. The Bank did not purchase or sell any mortgage-backed securities during the three month period ended December 31, 2013. The average yield on the mortgage-backed securities portfolio was 3.55% at December 31, 2013, a decrease from 4.51% at December 31, 2012.

The Company’s investment in LLCs, which is accounted for using the equity method, was $16.5 million at December 31, 2013, an increase of $43,000 from September 30, 2013. There have been no events subsequent to September 30, 2013, that would indicate an additional impairment in value of the Company’s investment in LLCs at December 31, 2013.

Liabilities and Equity

Customer deposit accounts decreased $12.5 million during the three months ended December 31, 2013. This decrease was due to an $8.1 million decrease in certificates of deposits and a $4.4 million decrease in money market accounts during the period. The weighted average rate on customer and brokered deposits as of December 31, 2013, was 0.49%, a decrease from 0.76% as of December 31, 2012.

Advances from the FHLB were $210.0 million as of December 31, 2013, an increase of $55.0 million from September 30, 2013. During the three month period, the Bank borrowed $110.0 million of new advances and repaid $55.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of December 31, 2013. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly-owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $4.3 million as of December 31, 2013, a decrease of $4.1 million from September 30, 2013. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2013.

Total stockholders’ equity as of December 31, 2013, was $192.0 million (16.3% of total assets). This compares to $195.5 million (17.1% of total assets) at September 30, 2013. On a per share basis, stockholders’ equity was $24.40 on December 31, 2013, compared to $24.85 on September 30, 2013.

The Company did not pay any cash dividends to its stockholders during the three month period ended December 31, 2013. In accordance with the regulatory written agreement, which is described more fully in Footnote 15, Regulatory Agreements, the Company is restricted from paying dividends or making other capital distributions without the prior written non-objection from its primary regulator. Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a special cash dividend of $0.60 per share on December 20, 2013, payable on January 17, 2014, to shareholders of record as of January 3, 2014. The special dividend, which amounted to $4.7 million, was accrued within the December quarter. In addition, the Company received regulatory written non-objection to pay all accrued interest on its outstanding Trust Preferred Securities at the January 30, 2014, payment date, which amounted to $893,000.

The Board intends to continue making quarterly interest payments on the Company’s Trust Preferred Securities and to consider some level of quarterly cash dividend to the Company’s shareholders; however, while the Company is operating under the regulatory written agreement, each interest payment on Trust Preferred Securities and dividend distribution to shareholders must first receive prior written non-objection from regulators. The Company will not declare future distributions of capital until it receives written non-objection from regulators.

Total stockholders’ equity as of December 31, 2013, includes an unrealized loss, net of deferred income taxes, on available for sale securities of $2.1 million. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Three months ended
	12/31/13	12/31/12
Return on assets	0.69%	2.67%
Return on equity	4.13%	18.94%
Equity-to-assets ratio	16.25%	14.36%
Dividend payout ratio	—%	—%

RESULTS OF OPERATIONS - Comparison of three ended December 31, 2013 and 2012.

For the three months ended December 31, 2013, the Company had net income of $2.0 million or $0.25 per share. This compares to a net income of $8.3 million or $1.06 per share for the three month period ended December 31, 2012.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the three months ended December 31, 2013 and 2012. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Three months ended 12/31/13			As of 12/31/13 Yield/ Rate	Three months ended 12/31/12			As of 12/31/12 Yield/ Rate
	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate
Interest-earning assets
Loans	$767,807	10,600	5.52%	5.10%	$862,292	12,334	5.72%	5.28%
Mortgage-backed securities	45,609	411	3.60%	3.55%	28,649	294	4.10%	4.51%
Securities	262,941	1,421	2.16%	2.21%	244,369	963	1.58%	1.56%
Bank deposits	3,777	2	0.21%	0.20%	19,766	2	0.04%	0.01%

Total earning assets	1,080,134	12,434	4.60%	4.31%	1,155,076	13,593	4.71%	4.37%

Non-earning assets	64,238				74,662

Total	$1,144,372				$1,229,738

Interest-costing liabilities
Customer checking and savings deposit accounts	$370,959	333	0.36%	0.32%	$297,848	344	0.46%	0.41%
Customer and brokered certificates of deposit	366,605	612	0.67%	0.66%	583,967	1,405	0.96%	0.94%
FHLB Advances	172,506	470	1.09%	0.91%	131,755	531	1.61%	1.42%
Subordinated debentures	25,000	125	2.00%	1.89%	25,000	129	2.06%	1.96%
Other borrowings	421	5	4.75%	5.00%	210	3	5.71%	5.00%

Total costing liabilities	935,491	1,545	0.66%	0.62%	1,038,780	2,412	0.93%	0.88%

Non-costing liabilities	11,839				15,966
Stockholders’ equity	197,042				174,992

Total	$1,144,372				$1,229,738

Net earning balance	144,643				116,296

Earning yield less costing rate			3.94%	3.69%			3.78%	3.49%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,080,134	10,889	4.03%		$1,155,076	11,181	3.87%

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

	Three months ended December 31, 2013, compared to three months ended December 31, 2012
	Yield	Volume	Yield/ Volume	Total
Components of interest income:
Loans	$(431)	(1,351)	48	(1,734)
Mortgage-backed securities	(36)	174	(21)	117
Securities	354	73	31	458
Bank deposits	8	(2)	(6)	—

Net change in interest income	(105)	(1,106)	52	(1,159)

Components of interest expense:
Customer and brokered deposit accounts	(617)	(285)	98	(804)
FHLB Advances	(171)	164	(54)	(61)
Subordinated debentures	(4)	—	—	(4)
Other borrowings	(1)	3	—	2

Net change in interest expense	(793)	(118)	44	(867)

Increase (decrease) in net interest margin	$688	(988)	8	(292)

Net interest margin before loan loss provision for the three months ended December 31, 2013, decreased $292,000 from the same period in the prior year. Specifically, interest income decreased $1.2 million, which was offset by a $867,000 decrease in interest expense for the period. Interest on loans decreased $1.7 million as the result of a $94.5 million decrease in the average balance of loans receivable outstanding during the period and a 20 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities increased $117,000 due to a $17.0 million increase in the average balance during the period, the effect of which was partially offset by a 50 basis point decrease in the average rate earned on such securities during the period. Interest earned on investment securities increased $458,000 resulting from a 58 basis point increase in the average rate and an $18.6 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $804,000 due to a 28 basis point decrease in the average rate paid on such liabilities and a $144.3 million decrease in the average balance of customer and brokered deposits during the period. Interest expense on FHLB advances decreased $61,000 as the result a 52 basis point decrease in the average rate paid on such liabilities, the effect of which was largely offset by a $40.8 million increase in the average balance of advances outstanding during the period.

Provision for Loan Losses

The Company recorded no provision for loan losses during the current quarter. Management determined that the increase in the ALLL, resulting from net recoveries of $887,000 during the quarter, was appropriate due to increases in the Bank’s portfolio of higher risk loans. Specifically, the construction and land development portfolio increased $19.9 million due to the origination of residential construction loans during the period. In addition, the residential portfolio increased $7.7 million due primarily to the origination of non-agency-conforming loans and loans secured by investment properties. Based upon management’s analysis, the resulting allowance for loan losses of $21.3 million is adequate at December 31, 2013.

The Company recorded a negative provision for loan losses of $4.0 million during the three month period ended December 31, 2012. The negative provision for loan loss for the quarter was based upon the Bank’s ALLL methodology, which contains both qualitative and quantitative factors. Specifically, activity during the quarter ended December 31, 2012, reflected in quantitative factors included the following:

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 38.3% of total classified assets at December 31, 2013, 24.6% at September 30, 2013, and 20.9% at December 31, 2012.

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

Other Income

Other income for the three months ended December 31, 2013, decreased $9.2 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $9.6 million from the same period in the prior year due to decreased mortgage banking volume and spreads. Customer service fees decreased $594,000 due primarily to a decrease in miscellaneous loan fees. These decreases were partially offset by a $460,000 decrease in the provision for loss on real estate owned due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. In addition, other income increased $396,000 due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and a decrease in expenses related to foreclosed assets held for sale during the period. Gain on sale of securities increased $98,000 from the prior year, resulting from the sale of four U. S. government sponsored agency securities during the three months ended December 31, 2013.

General and Administrative Expenses

Total general and administrative expenses for the three months ended December 31, 2013, decreased $3.0 million from the same period in the prior year. Specifically, commission-based mortgage banking compensation decreased $2.7 million due to a decrease in residential mortgage loan origination volume from the same period in the prior year. Compensation and fringe benefits decreased $213,000 due primarily to fewer personnel in the Company’s mortgage banking division. Federal deposit insurance premiums decreased $278,000, due primarily to a reduction in premium rates from the same period in the prior year, based upon the Bank’s improved risk rating. Other expense decreased $551,000 due primarily to decreases in credit and appraisal expense, legal fees, processing fees, and temporary employment fees, related to the decreased in residential mortgage origination volume. In addition telecom expense decreased during the period due primarily to the settlement of billing disputes. These decreases were partially offset by a $638,000 increase in advertising and business promotion expense, due primarily to increased advertising costs related to the Company’s mortgage banking division. In addition, premises and equipment expense increased $99,000 due primarily to the lease of additional office space for certain information technology and mortgage banking employees.

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

At December 31, 2013, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of December 31, 2013, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the OCC, which is described more fully in Footnote 14, Regulatory Agreements. Among other items, the Consent Order requires that the Bank maintain a Tier 1 leverage capital ratio equal to or greater than 10% and a risk-based capital ratio equal to or greater than 13%. As of December 31, 2013, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 16.8% and 24.0%, respectively. The existence of individual minimum capital requirements means that the Bank may not be deemed well capitalized.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At December 31, 2013	Amount
GAAP capital (Bank only)	$195,844
Adjustment for regulatory capital:
Intangible assets	(2,246)
Reverse the effect of SFAS No. 115	2,106

Tangible capital	195,704
Qualifying intangible assets	—

Tier 1 capital (core capital)	195,704
Qualifying general valuation allowance	10,893

Risk-based capital	$206,597

	As of December 31, 2013
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets	$ 206,597	24.0%	68,888	≥8%	86,110	≥10%
Tier 1 capital to adjusted tangible assets	195,704	16.8%	46,498	≥4%	58,123	≥5%
Tangible capital to tangible assets	195,704	16.8%	17,437	≥1.5%	—	—
Tier 1 capital to risk-weighted assets	195,704	22.7%	—	—	51,666	≥6%

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

On December 10, 2013, the federal banking agencies adopted the final version of the Volcker Rule which implements certain provision of the Dodd-Frank Act. The rule prohibits an insured depository institution and its affiliates from engaging in “proprietary trading;” acquiring or retaining an equity, partnership, or other ownership interest in a hedge fund or private equity fund; or sponsoring a hedge fund or private equity fund. The final rule will become effective on April 1, 2014. However, the conformance period was extended, and banks have until July 21, 2015, to bring their activities into compliance with the rule.

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Bank maintains sufficient liquidity to ensure safe and sound operation and that North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank’s primary sources of liquidity are cash and cash equivalents, the sale and repayment of loans, the retention of existing or newly acquired retail deposits, and FHLB advances. Additional sources of liquidity include the sale of investment securities available for sale, reverse repurchase agreements, FRB advances, and the acquisition of deposits through a nationwide internet listing service.

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At December 31, 2013, the Bank had a total borrowing capacity at FHLB of $281.2 million, and outstanding advances of $210.0 million. As an additional source of liquidity, the Bank has $60.4 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio, see the “Asset/Liability Management” section of the Company’s Annual Report for the year ended September 30, 2013.

Management recognizes that there are certain market risk factors present in the structure of the Bank’s financial assets and liabilities. Since the Bank does not have material amounts of derivative securities, equity securities, or foreign currency positions, interest rate risk (“IRR”) is the primary market risk that is inherent in the Bank’s portfolio. On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value (“NPV”) of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy limits are reviewed and approved. There have been no material changes in the market risk information provided in the Annual Report for the year ended September 30, 2013.

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

Item 1A. Risk Factors

There were no material changes during the period from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2	–	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	–	XBRL Instance Document

Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASB Financial, Inc.
(Registrant)

February 10, 2014	By:	/s/ Paul L. Thomas
Paul L. Thomas
Chief Executive Officer

February 10, 2014	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer