Form 10-Q
period 2014-03-31
NASB FINANCIAL INC
filed 2014-05-12
CIK 1059131

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2014

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

The number of shares of Common Stock of the Registrant outstanding as of May 5, 2014, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	September 30, 2013

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,351	6,347
Securities:
Available for sale, at fair value	256,724	252,696
Held to maturity, at cost	26,398	—
Stock in Federal Home Loan Bank, at cost	9,034	7,679
Mortgage-backed securities:
Available for sale, at fair value	367	433
Held to maturity, at cost	37,468	43,074
Loans receivable:
Held for sale, at fair value	59,529	69,079
Held for investment, net	736,907	715,713
Allowance for loan losses	(13,671)	(20,383)
Accrued interest receivable	4,654	4,098
Foreclosed assets held for sale, net	10,461	11,252
Premises and equipment, net	11,831	12,033
Investment in LLCs	16,561	16,499
Income taxes receivable	1,220	—
Deferred income tax asset, net	8,062	12,273
Other assets	12,849	13,362

	$1,184,745	1,144,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$755,204	748,193
Advances from Federal Home Loan Bank	191,000	155,000
Subordinated debentures	25,774	25,774
Escrows	5,201	8,458
Income taxes payable	—	70
Accrued expenses and other liabilities	7,192	11,143

Total liabilities	984,371	948,638

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,613	16,613
Retained earnings	220,602	217,143
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive loss	98	(1,300)

Total stockholders’ equity	200,374	195,517

	$1,184,745	1,144,155

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest on loans receivable	$10,250	11,740	20,850	24,074
Interest on mortgage-backed securities	394	87	805	381
Interest and dividends on securities	1,571	1,085	2,992	2,048
Other interest income	4	1	6	3

Total interest income	12,219	12,913	24,653	26,506

Interest on customer and brokered deposit accounts	939	1,360	1,884	3,109
Interest on advances from Federal Home Loan Bank	466	532	936	1,063
Interest on subordinated debentures	119	125	244	254
Other interest expense	6	5	11	8

Total interest expense	1,530	2,022	3,075	4,434

Net interest income	10,689	10,891	21,578	22,072
Provision for loan losses	(5,000)	(5,600)	(5,000)	(9,600)

Net interest income after provision for loan losses	15,689	16,491	26,578	31,672

Other income (expense):
Loan servicing fees, net	24	26	48	52
Customer service fees and charges	752	1,357	1,632	2,831
Provision for loss on real estate owned	(40)	(242)	(155)	(817)
Gain on sale of securities available for sale	518	—	616	—
Gain (loss) on sale of securities held to maturity	(10)	257	(10)	257
Gain from loans receivable held for sale	7,644	19,281	14,196	35,387
Other expense, net	(123)	(1,714)	(261)	(2,248)

Total other income	8,765	18,965	16,066	35,462

General and administrative expenses:
Compensation and fringe benefits	6,423	6,502	12,566	12,858
Commission-based mortgage banking compensation	2,335	5,124	5,418	10,937
Premises and equipment	1,516	1,222	2,937	2,544
Advertising and business promotion	2,038	1,396	3,839	2,559
Federal deposit insurance premiums	351	664	659	1,250
Other	2,282	2,632	4,646	5,547

Total general and administrative expenses	14,945	17,540	30,065	35,695

Income before income tax expense	9,509	17,916	12,579	31,439
Income tax expense	3,328	6,898	4,399	12,104

Net income	$6,181	11,018	8,180	19,335

Basic earnings per share	$0.79	1.40	1.04	2.46

Diluted earnings per share	$0.79	1.40	1.04	2.46

Basic weighted average shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$6,181	11,018

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $1,561 and $(323) at March 31, 2014 and 2013, respectively	2,541	(516)
Adjustment for gain included in net income, net of income tax expense of $181 at March 31, 2014	(337)	—

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $1,380 and $(323) at March 31, 2014 and 2013, respectively	2,204	(516)

Comprehensive income	$8,385	10,502

	Six months ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$8,180	19,335

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $1,091 and $(298) at March 31, 2014 and 2013, respectively	1,798	(476)
Adjustment for gain included in net income, net of income tax expense of $216 at March 31, 2014	(400)	—

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $875 and $(298) at March 31, 2014 and 2013, respectively	1,398	(476)

Comprehensive income	$9,578	18,859

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	stock	capital	earnings	stock	gain (loss)	equity
	(Dollars in thousands)
Balance at October 1, 2013	$1,479	16,613	217,143	(38,418)	(1,300)	195,517
Comprehensive income:
Net income	—	—	8,180	—	—	8,180
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	1,398	1,398

Total comprehensive income						9,578
Cash dividends paid	—	—	(4,721)	—	—	(4,721)

Balance at March 31, 2014	$1,479	16,613	220,602	(38,418)	98	200,374

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,180	19,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	630	1,077
Amortization and accretion, net	307	510
Gain on sale of securities available for sale	(616)	—
(Gain) loss on sale of securities held to maturity	10	(257)
(Income) loss from investment in LLCs	(50)	300
Gain from loans receivable held for sale	(14,196)	(35,387)
Provision for loan losses	(5,000)	(9,600)
Provision for loss on real estate owned	155	817
Origination of loans receivable held for sale	(517,188)	(1,044,057)
Sale of loans receivable held for sale	540,933	1,143,123
Stock based compensation – stock options	—	(44)
Changes in:
Net fair value of loan-related commitments	777	1,837
Accrued interest receivable	(556)	176
Prepaid and accrued expenses, other liabilities, and income taxes payable	(2,066)	5,159

Net cash provided by operating activities	11,320	82,989
Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	892	3,456
Available for sale	195	48
Principal repayments of mortgage loans receivable held for investment	90,097	111,689
Principal repayments of other loans receivable	1,025	2,111
Principal repayments of investment securities available for sale	7,200	20,006
Loan origination - mortgage loans receivable held for investment	(112,975)	(57,393)
Loan origination - other loans receivable	(952)	(1,148)
Purchase of mortgage loans receivable held for investment	(478)	(647)
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(1,355)	89
Purchase of investment securities available for sale	(61,427)	(52,525)
Purchase of investment securities held to maturity	(26,409)	—
Proceeds from sale of investment securities available for sale	52,551	—
Proceeds from sale of mortgage-backed securities available for sale	4,351	—
Proceeds from sale of mortgage-backed securities held to maturity	508	10,800
Proceeds from sale of real estate owned	1,653	4,268
Purchases of premises, equipment, and software, net	(656)	(65)
Investment in LLCs	(13)	(6)
Other	(556)	(1,107)

Net cash provided by (used in) investing activities	(46,349)	39,576

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from financing activities:
Net increase (decrease) in customer and brokered deposit accounts	7,011	(75,034)
Proceeds from advances from Federal Home Loan Bank	201,000	25,000
Repayment on advances from Federal Home Loan Bank	(165,000)	(27,000)
Cash dividends paid	(4,721)	—
Change in escrows	(3,257)	(3,949)
Proceeds from other borrowings	—	422

Net cash provided by (used in) financing activities	35,033	(80,561)

Net increase in cash and cash equivalents	4	42,004
Cash and cash equivalents at beginning of the period	6,347	8,716

Cash and cash equivalents at end of period	$6,351	50,720

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$3,244	8,176
Cash paid for interest	3,487	4,247
Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$1,267	9,168
Conversion of real estate owned to loans receivable	—	224
Transfer of mortgage-backed securities from held to maturity to available for sale	4,410	—

See accompanying notes to condensed consolidated financial statements.

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of NASB Financial, Inc. (the “Company”), its wholly-owned subsidiary, North American Savings Bank, F.S.B. (“North American” or the “Bank”), and the Bank’s wholly-owned subsidiary, Nor-Am Service Corporation. All significant inter-company transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of our wholly-owned statutory trust, NASB Preferred Trust I (the “Trust”). The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of NASB Financial, Inc. The Trust Preferred Securities issued by the Trust are included in Tier I capital for regulatory capital purposes. See Footnote 10, Subordinated Debentures.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on December 16, 2013. Operating results for the six month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The condensed consolidated balance sheet of the Company as of September 30, 2013, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2014, have remained unchanged from September 30, 2013. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments.

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

(3) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three months ended		Six months ended
	3/31/14	3/31/13	3/31/14	3/31/13
Net income (in thousands)	$6,181	11,018	8,180	19,335
Average common shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614
Average common share stock options outstanding	—	—	—	—

Average diluted common shares	7,867,614	7,867,614	7,867,614	7,867,614
Earnings per share:
Basic	$0.79	1.40	1.04	2.46
Diluted	0.79	1.40	1.04	2.46

At March 31, 2014 and 2013, options to purchase 41,138 shares of the Company’s stock were outstanding. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(4) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at March 31, 2014. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$76,405	2,534	219	78,720
U.S. government sponsored agency securities	179,762	339	2,519	177,582
Municipal securities	422	—	—	422

Total	$256,589	2,873	2,738	256,724

The following table presents a summary of securities available for sale at September 30, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Corporate debt securities	$67,320	2,482	692	69,110
U.S. government sponsored agency securities	187,087	322	4,245	183,164
Municipal securities	422	—	—	422

Total	$254,829	2,804	4,937	252,696

During the six month period ended March 31, 2014 the Company recognized gross gains of $544,000 and no gross losses on the sale of securities available for sale. There were no sales of securities available for sale during the six month period ended March 31, 2013.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at March 31, 2014. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	Unrealized
	value	losses	value	Losses
Corporate debt securities	$22,224	219	$—	—
U.S. government sponsored agency securities	29,685	1,162	39,143	1,357

Total	$51,909	1,381	$39,143	1,357

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at March 31, 2014, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at March 31, 2014, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of securities available for sale at March 31, 2014 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$20,152	29	—	20,181
Due from one to five years	109,051	2,691	19	111,723
Due from five to ten years	58,157	120	209	58,068
Due after ten years	69,229	33	2,510	66,752

Total	$256,589	2,873	2,738	256,724

(5) SECURITIES HELD TO MATURITY

The following table presents a summary of securities held to maturity at March 31, 2014. Dollar amounts are expressed in thousands. The Bank did not have any securities classified as held to maturity at September 30, 2013.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$26,398	—	109	26,289

Total	$26,398	—	109	26,289

There were no sales of securities held to maturity during the six month period ended March 31, 2014 and 2013.

The following table presents a summary of the fair value and gross unrealized losses of those securities held to maturity which had unrealized losses at March 31, 2014. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	Unrealized
	value	losses	value	Losses
Corporate debt securities	$26,398	109	$—	—

Total	$26,398	109	$—	—

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at March 31, 2014, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at March 31, 2014, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of securities held to maturity at March 31, 2014 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$4,995	—	12	4,983
Due from five to ten years	21,403	—	97	21,306

Total	$26,398	—	109	26,289

(6) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at March 31, 2014. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$64	1	—	65
Pass-through certificates guaranteed by FNMA – adjustable rate	107	5	—	112
FHLMC participation certificates:
Fixed rate	90	5	—	95
Adjustable rate	91	4	—	95

Total	$352	15	—	367

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

During the quarter ended December 31, 2013, the Bank transferred one collateralized mortgage obligation security with an amortized cost of $4.4 million and an unrealized gain of $79,000 from held to maturity to available for sale. The security was transferred after it was determined that it was not an allowable investment under provisions of the Volcker Rule. Management determined that it did not have the ability to hold the security to maturity, as the Volcker Rule requires banks to bring their activities into compliance on or before July 21, 2015. This security was sold during the quarter ended March 31, 2014, and the Company recognized a gain of $72,000. There were no other sales of securities available for sale during the six month period ended March 31, 2014 and 2013.

The scheduled maturities of mortgage-backed securities available for sale at March 31, 2014 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$90	5	—	95
Due after ten years	262	10	—	272

Total	$352	15	—	367

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(7) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at March 31, 2014. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$26	—	—	26
FNMA pass-through certificates:
Fixed rate	1	—	—	1
Balloon maturity and adjustable rate	1	—	—	1
Collateralized mortgage obligations	37,440	33	63	37,410

Total	$37,468	33	63	37,438

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

During the six month period ended March 31, 2014, the Bank recognized a loss of $10,000 on the sale of one mortgage backed security which was classified as held to maturity. This security had an amortized cost of $518,000 at the time of sale. During the six month period ended March 31, 2013, the Bank recognized a gain of $38,000 and a loss of $295,000 on the sale of two mortgage backed securities which were classified as held to maturity. The securities had a combined amortized cost of $10.5 million at the time of sale. The decision was made to sell these securities after it was determined that there was a significant deterioration in the issuer’s creditworthiness.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at March 31, 2014. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	Fair	unrealized
	value	losses	Value	losses
Collateralized mortgage obligations	$33,913	52	$2,305	11

Total	$33,913	52	$2,305	11

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at March 31, 2014, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at March 31, 2014, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at March 31, 2014, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$28	—	—	28
Due after ten years	37,440	33	63	37,410

Total	$37,468	33	63	37,438

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

The following table presents the Bank’s total loans receivable. Dollar amounts are expressed in thousands.

	3/31/14	9/30/13
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$375,527	365,248
Business properties	251,900	268,641
Partially guaranteed by VA or insured by FHA	12,043	7,694
Construction and development	129,490	91,451

Total mortgage loans	768,960	733,034
Commercial loans	12,050	12,226
Installment loans and lease financing to individuals	5,437	5,599

Total loans receivable held for investment	786,447	750,859
Less:
Undisbursed loan funds	(45,408)	(30,749)
Unearned discounts and fees on loans, net of deferred costs	(4,132)	(4,397)

Net loans receivable held for investment	$736,907	715,713

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$59,529	69,079

Included in the loans receivable balances at March 31, 2014, are participating interests in mortgage loans and wholly-owned mortgage loans serviced by other institutions in the amount of $800,000. Loans and participations serviced for others amounted to approximately $24.9 million at March 31, 2014. Loans serviced for others are not included in the accompanying condensed consolidated balance sheets.

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

When construction and development loans mature, the Bank typically considers extensions for short, six-month term periods. This allows the Bank to more frequently evaluate the loan, including creditworthiness and current market conditions and, if management believes it is in the best interest of the Company, to modify the terms accordingly. This portfolio consists primarily of assets with rates tied to the prime rate and, in most cases, the conditions for loan renewal include an interest rate “floor” in accordance with the market conditions that exist at the time of renewal. Such extensions are accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. During the six month period ended March 31, 2014, the Bank renewed twenty-five loans within its construction and development loan portfolio, four of which were considered TDRs.

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

At least once during each calendar year, a review is prepared for each borrower relationship in excess of $1 million and for each individual loan over $1 million. Collateral inspections are obtained on an annual basis for each loan over $1 million, and on a triennial basis for each loan between $500,000 and $1 million. Financial information, such as tax returns, is requested annually for all commercial real estate loans over $500,000, which is consistent with industry practice, and the Bank believes it has sufficient monitoring procedures in place to identify potential problem loans. A loan is deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Any loans deemed impaired, regardless of their balance, are reviewed by management at the time of the impairment determination, and monitored on a quarterly basis thereafter, including calculation of specific valuation allowances, if applicable.

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

The following table presents the balance in the allowance for loan losses for the three and six month periods ended March 31, 2014 and 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at January 1, 2014	$9,324	—	6,437	5,186	36	287	21,270
Provision for loan losses	(1,249)	—	(2,946)	(652)	(26)	(127)	(5,000)
Losses charged off	(1,742)	—	(338)	(651)	—	—	(2,731)
Recoveries	74	—	40	—	—	18	132

Balance at March 31, 2014	$6,407	—	3,193	3,883	10	178	13,671

Balance at January 1, 2013	$8,493	—	7,429	11,205	65	661	27,853
Provision for loan losses	(610)	—	326	(4,955)	(5)	(356)	(5,600)
Losses charged off	(692)	—	(505)	(629)	—	(1)	(1,827)
Recoveries	189	—	3	6	—	102	300

Balance at March 31, 2013	$7,380	—	7,253	5,627	60	406	20,726

Balance at October 1, 2013	$8,642	—	6,561	4,841	58	281	20,383
Provision for loan losses	(316)	—	(4,131)	(326)	(48)	(179)	(5,000)
Losses charged off	(2,142)	—	(364)	(651)	—	—	(3,157)
Recoveries	223	—	1,127	19	—	76	1,445

Balance at March 31, 2014	$6,407	—	3,193	3,883	10	178	13,671

Balance at October 1, 2012	$6,941	—	7,086	16,590	513	699	31,829
Provision for loan losses	1,346	—	492	(10,653)	(453)	(332)	(9,600)
Losses charged off	(1,156)	—	(574)	(669)	—	(87)	(2,486)
Recoveries	249	—	249	359	—	126	983

Balance at March 31, 2013	$7,380	—	7,253	5,627	60	406	20,726

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at March 31, 2014. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at March 31, 2014:
Individually evaluated for impairment	$234	—	538	2	5	—	779

Collectively evaluated for impairment	$6,173	—	2,655	3,881	5	178	12,892

Acquired with deteriorated credit quality *	$32	—	—	—	—	—	32

Loans:
Balance at March 31, 2014	$384,916	59,529	250,494	84,023	12,050	5,424	796,436

Ending balance:
Loans individually evaluated for impairment	$15,060	—	11,771	14,523	11,250	24	52,628

Loans collectively evaluated for impairment	$369,856	59,529	238,723	69,500	800	5,400	743,808

Loans acquired with deteriorated credit quality **	$4,033	—	—	—	—	—	4,033

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at September 30, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at September 30, 2013:
Individually evaluated for impairment	$333	—	35	4	25	—	397

Collectively evaluated for Impairment	$8,309	—	6,526	4,837	33	281	19,986

Acquired with deteriorated credit quality *	$31	—	—	—	—	—	31

Loans:
Balance at September 30, 2013	$370,296	69,079	266,895	60,697	12,226	5,599	784,792

Ending balance:
Loans individually evaluated for impairment	$18,864	—	10,235	23,917	11,250	3	64,269

Loans collectively evaluated for impairment	$351,432	69,079	256,660	36,780	976	5,596	720,523

Loans acquired with deteriorated credit quality **	$4,196	—	—	—	—	—	4,196

*	Included in ending balance of allowance for loan losses related to loans individually evaluated for impairment.
**	Included in ending balance of loans individually evaluated for impairment.

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of March 31, 2014. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$345,358	59,529	196,127	51,705	—	5,400	658,119
Pass – Watch	20,203	—	38,783	26,737	12,050	—	97,773
Special Mention	637	—	—	—	—	—	637
Substandard	18,689	—	15,046	5,580	—	24	39,339
Doubtful	29	—	538	1	—	—	568
Loss	—	—	—	—	—	—	—

Total	$384,916	59,529	250,494	84,023	12,050	5,424	796,436

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$320,090	69,079	194,070	20,789	—	5,595	609,623
Pass – Watch	24,449	—	56,640	20,698	976	—	102,763
Special Mention	227	—	583	—	—	—	810
Substandard	25,397	—	15,567	19,210	11,250	4	71,428
Doubtful	133	—	35	—	—	—	168
Loss	—	—	—	—	—	—	—

Total	$370,296	69,079	266,895	60,697	12,226	5,599	784,792

The following table presents the Company’s loan portfolio aging analysis as of March 31, 2014. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$732	623	5,815	7,170	377,746	384,916	—
Residential held for sale	—	—	—	—	59,529	59,529	—
Commercial real estate	—	—	2,304	2,304	248,190	250,494	284
Construction & development	211	—	714	925	83,098	84,023	—
Commercial	—	—	—	—	12,050	12,050	—
Installment	29	—	—	29	5,395	5,424	—

Total	$972	623	8,833	10,428	786,008	796,436	284

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2013. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,044	1,308	7,079	9,431	360,865	370,296	—
Residential held for sale	—	—	—	—	69,079	69,079	—
Commercial real estate	4,195	334	328	4,857	262,038	266,895	—
Construction & development	—	—	774	774	59,923	60,697	—
Commercial	—	—	—	—	12,226	12,226	—
Installment	—	—	1	1	5,598	5,599	—

Total	$5,239	1,642	8,182	15,063	769,729	784,792	—

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

	3/31/14	9/30/13
Residential	$12,791	18,073
Residential held for sale	—	—
Commercial real estate	6,925	8,354
Construction & development	2,507	5,195
Commercial	—	—
Installment	—	—

Total	$22,223	31,622

As of March 31, 2014, $13.5 million (60.9%) of the loans classified as nonaccrual were current and paying as agreed.

During the quarter ended March 31, 2012, the Company’s nonaccrual loans increased $41.4 million. This increase resulted from management’s decision to move certain impaired collateral dependent loans secured by land development, commercial real estate, and residential rental properties to nonaccrual, even though the majority of such loans were current and paying in accordance with their contractual terms. Due to the continued deterioration in the real estate markets, management determined that the full collection of principal and interest was uncertain. In accordance with GAAP, these loans were charged-down to the fair value of their underlying collateral, and therefore, the recorded investment in the loan is deemed fully collectable at March 31, 2014. Interest income is recognized on a cash-basis as payments are received. Loans with a carrying value of $15.7 million at March 31, 2014, which were nonaccrual at March 31, 2012, have been returned to a performing status, based upon improvement in the real estate markets and the borrower’s financial condition.

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

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	3/31/14	9/30/13
Troubled debt restructurings:
Residential	$6,908	9,381
Residential held for sale	—	—
Commercial real estate	5,943	6,079
Construction & development	13,809	23,144
Commercial	11,250	11,250
Installment	24	3

Total	$37,934	49,857

Performing troubled debt restructurings:
Residential	$2,108	1,626
Residential held for sale	—	—
Commercial real estate	3,646	1,036
Construction & development	12,016	18,722
Commercial	11,250	11,250
Installment	24	3

Total	$29,044	32,637

At March 31, 2014, the Bank had outstanding commitments of $1,000 to be advanced in connection with TDRs.

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the six month period ended March 31, 2014. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	5	$1,008	$1,008	$—
Residential held for sale	—	—	—	—
Commercial real estate	1	990	990	—
Construction & development	4	2,920	2,920	—
Commercial	—	—	—	—
Installment	1	24	24	—

Total	11	$4,942	$4,942	$—

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

The following table presents TDRs restructured during the six month period ended March 31, 2014 by type of modification. Dollar amounts are expressed in thousands.

	Extension of Maturity	Interest Only Period	Combination of Terms Modified	Total Recorded Investment Prior to Modification
Residential	$639	—	369	1,008
Residential held for sale	—	—	—	—
Commercial real estate	—	—	990	990
Construction & development	2,920	—	—	2,920
Commercial	—	—	—	—
Installment	—	—	24	24

Total	$3,559	—	1,383	4,942

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

The following table presents the Company’s recorded investment and number of loans considered TDRs at March 31, 2014 and 2013, that defaulted during the six month period. Dollar amounts are expressed in thousands.

	March 31, 2014		March 31, 2013
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Residential	13	$3,361	21	$4,699
Residential held for sale	—	—	—	—
Commercial real estate	1	—	3	646
Construction & development	—	—	2	1,760
Commercial	—	—	—	—
Installment	2	24	—	—

Total	16	$3,385	26	$7,105

The following table presents impaired loans, including troubled debt restructurings, as of March 31, 2014. Dollar amounts are expressed in thousands.

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential	$12,448	16,676	—
Residential held for sale	—	—	—
Commercial real estate	10,177	16,907	—
Construction & development	12,151	15,366	—
Commercial	—	—	—
Installment	24	456	—
Loans with a specific valuation allowance:
Residential	$2,612	2,772	234
Residential held for sale	—	—	—
Commercial real estate	1,594	1,594	538
Construction & development	2,372	2,437	2
Commercial	11,250	11,250	5
Installment	—	—	—
Total:
Residential	$15,060	19,448	234
Residential held for sale	—	—	—
Commercial real estate	11,771	18,501	538
Construction & development	14,523	17,803	2
Commercial	11,250	11,250	5
Installment	24	456	—

The following table presents impaired loans, including troubled debt restructurings, as of September 30, 2013. Dollar amounts are expressed in thousands.

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential	$17,063	20,053	—
Residential held for sale	—	—	—
Commercial real estate	9,199	16,925	—
Construction & development	22,138	25,377	—
Commercial	—	—	—
Installment	3	457	—
Loans with a specific valuation allowance:
Residential	$1,801	1,828	333
Residential held for sale	—	—	—
Commercial real estate	1,036	1,036	35
Construction & development	1,779	1,779	4
Commercial	11,250	11,250	25
Installment	—	—	—
Total:
Residential	$18,864	21,881	333
Residential held for sale	—	—	—
Commercial real estate	10,235	17,961	35
Construction & development	23,917	27,156	4
Commercial	11,250	11,250	25
Installment	3	457	—

The following table presents the average recorded investment and interest income recognized on impaired loans for the three and six month periods ended March 31, 2014. Dollar amounts are expressed in thousands.

	Three Months Ended 3/31/14		Six Months Ended 3/31/14
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans without a specific valuation allowance:
Residential	$13,437	166	13,716	305
Residential held for sale	—	—	—	—
Commercial real estate	10,434	217	10,619	559
Construction & development	12,343	220	12,734	455
Commercial	—	—	—	—
Installment	24	5	24	13
Loans with a specific valuation allowance:
Residential	$2,665	35	2,677	70
Residential held for sale	—	—	—	—
Commercial real estate	1,594	41	1,594	60
Construction & development	2,405	30	2,413	61
Commercial	11,250	190	11,250	384
Installment	—	—	—	—
Total:
Residential	$16,102	201	16,393	375
Residential held for sale	—	—	—	—
Commercial real estate	12,028	258	12,213	619
Construction & development	14,748	250	15,147	516
Commercial	11,250	190	11,250	384
Installment	24	5	24	13

The following table presents the average recorded investment and interest income recognized on impaired loans for the three and six month periods ended March 31, 2013. Dollar amounts are expressed in thousands.

	Three Months Ended 3/31/13		Six Months Ended 3/31/13
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans without a specific valuation allowance:
Residential	$22,736	292	23,027	596
Residential held for sale	—	—	—	—
Commercial real estate	11,734	269	11,883	591
Construction & development	30,505	547	31,601	1,055
Commercial	—	—	—	—
Installment	41	25	56	29
Loans with a specific valuation allowance:
Residential	$2,029	26	2,039	53
Residential held for sale	—	—	—	—
Commercial real estate	2,079	48	2,089	67
Construction & development	3,029	20	3,029	61
Commercial	12,918	152	14,168	511
Installment	—	—	—	—
Total:
Residential	$24,765	318	25,066	649
Residential held for sale	—	—	—	—
Commercial real estate	13,813	317	13,972	658
Construction & development	33,534	567	34,630	1,116
Commercial	12,918	152	14,168	511
Installment	41	25	56	29

(9) FORECLOSED ASSETS HELD FOR SALE

The carrying value of real estate owned and other repossessed property was $10.5 million and $11.3 million at March 31, 2014, and September 30, 2013, respectively

Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “new basis”) and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. When foreclosed assets are acquired, any excess of the loan balance over the new basis of the foreclosed asset is charged to the allowance for loan losses. Subsequent adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed of, depending on the adequacy of the down payment and other requirements.

(10) SUBORDINATED DEBENTURES

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

In accordance with the Company’s written agreement with the Federal Reserve Bank of Kansas City (“FRB”), dated November 29, 2012, the Company is prohibited from making any distributions of principal or interest on its Trust Preferred Securities without the prior written non-objection of the FRB. On July 11, 2012, the Company notified security holders that it was exercising its right to defer the payment of interest on its Trust Preferred Securities for a period of up to five years. On December 18, 2013, the Company received written non-objection from the FRB to pay all accrued interest on Trust Preferred Securities, and on December 23, 2013, the Company notified security holders that it intended to end the elective deferral period and pay all accrued interest at the next regularly scheduled payment date in January 2014. On January 30, 2014, the Company paid $893,000 of accrued interest on Trust Preferred Securities, which brought all payments current. The Board intends to continue making quarterly interest payments on Trust Preferred Securities; however, while the Company is operating under the regulatory written agreement, each interest payment must first receive prior written non-objection from its regulators. On April 24, 2014, Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the April 30, 2014, payment date, which amounted to $122,000.

(11) INCOME TAXES

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

		Mortgage	Other and
Three months ended March 31, 2014	Banking	Banking	Eliminations	Consolidated
Net interest income	$10,807	—	(119)	10,688
Provision for loan losses	(5,000)	—	—	(5,000)
Other income	1,649	7,802	(686)	8,765
General and administrative expenses	7,368	7,801	(225)	14,944
Income tax expense	3,531	—	(203)	3,328

Net income	$6,557	1	(377)	6,181

		Mortgage	Other and
Three months ended March 31, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$11,015	—	(124)	10,891
Provision for loan losses	(5,600)	—	—	(5,600)
Other income	735	18,782	(552)	18,965
General and administrative expenses	6,469	11,144	(73)	17,540
Income tax expense (benefit)	4,189	2,941	(232)	6,898

Net income (loss)	$6,692	4,697	(371)	11,018

		Mortgage	Other and
Six months ended March 31, 2014	Banking	Banking	Eliminations	Consolidated
Net interest income	$21,821	—	(243)	21,578
Provision for loan losses	(5,000)	—	—	(5,000)
Other income	2,280	15,292	(1,506)	16,066
General and administrative expenses	14,054	16,270	(259)	30,065
Income tax expense	5,266	(342)	(525)	4,399

Net income	$9,781	(636)	(965)	8,180

		Mortgage	Other and
Six months ended March 31, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$22,325	—	(253)	22,072
Provision for loan losses	(9,600)	—	—	(9,600)
Other income	785	35,803	(1,126)	35,462
General and administrative expenses	13,219	22,832	(356)	35,695
Income tax expense	7,504	4,994	(394)	12,104

Net income	$11,987	7,977	(629)	19,335

(13) DERIVATIVE INSTRUMENTS

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. As the Company enters into commitments to originate loans, it also enters into commitments to sell the loans in the secondary market. Such commitments to originate loans held for sale are considered derivative instruments in accordance with GAAP, which requires the Company to recognize all derivative instruments in the balance sheet and to measure those instruments at fair value. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $116,000, an increase in other liabilities of $319,000, and a decrease in other income of $203,000 for the quarter ended March 31, 2014. The Company recorded a decrease in other assets of $1.2 million, an increase in other liabilities of $717,000, and a decrease in other income of $1.9 million for the six month period ended March 31, 2014. As a result of marking to market commitments to originate loans, the Company recorded an increase in other assets of $659,000, a decrease in other liabilities of $636,000, and an increase in other income of $1.3 million for the quarter ended March 31, 2013. The Company recorded a decrease in other assets of $1.6 million, a decrease in other liabilities of $14,000, and a decrease in other income of $1.6 million for the six month period ended March 31, 2013.

Additionally, the Company has commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $444,000, a decrease in other liabilities of $6,000, and a decrease in other income of $438,000 during the quarter ended March 31, 2014. The Company recorded an increase in other assets of $762,000, a decrease in other liabilities of $345,000, and an increase in other income of $1.1 million during the six month period ended March 31, 2014. Due to the mark to market adjustment on commitments to sell loans held for sale, the Company recorded a decrease in other assets of $2.8 million, an increase in other liabilities of $21,000, and a decrease in other income of $2.8 million during the quarter ended March 31, 2013. The Company recorded a decrease in other assets of $370,000, a decrease in other liabilities of $96,000, and a decrease in other income of $274,000 during the six month period ended March 31, 2013.

The balance of derivative instruments related to commitments to originate and sell loans at March 31, 2014, and September 30, 2013, is disclosed in Footnote 14, Fair Value Measurements.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at March 31, 2014 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$177,582	—	177,582	—
Corporate debt securities	78,720	—	78,720	—
Municipal securities	422	—	422	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	65	—	65	—
Pass through certificates guaranteed by FNMA – adjustable rate	112	—	112	—
FHLMC participation certificates:
Fixed rate	95	—	95	—
Adjustable rate	95	—	95	—
Loans held for sale	59,529	—	59,529	—
Commitments to originate loans	220	—	—	220
Forward sales commitments	980	—	—	980

Total assets	$317,820	—	316,620	1,200

Liabilities:
Commitments to originate loans	$929	—	—	929
Forward sales commitments	19	—	—	19

Total liabilities	$948	—	—	948

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

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the six month periods ended March 31, 2014 and 2013 (in thousands):

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2013	$1,174	(145)
Total realized and unrealized gain (losses):
Included in net income	(1,883)	1,106

Balance at March 31, 2014	$(709)	961

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2012	$2,047	2,061
Total realized and unrealized losses:
Included in net income	(1,563)	(274)

Balance at March 31, 2013	$484	1,787

Realized and unrealized gains and losses noted in the table above and included in net income for the six month period ended March 31, 2014, are reported in the condensed consolidated statements of income as follows (in thousands):

Other
Income
Total losses	$(777)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

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

The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2014, was $10.1 million. The carrying value of impaired loans that were re-measured during the six month period ended March 31, 2013, was $26.7 million.

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

The carrying value of foreclosed assets held for sale was $10.5 million at March 31, 2014. Charge-offs related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2014, totaled $155,000. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the six month period ended March 31, 2013, totaled $713,000.

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

The carrying value of the Company’s investment in LLCs was $16.6 million at March 31, 2014, and $16.5 million at September 30, 2013.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$6,351	6,351	—	—
Stock in Federal Home Loan Bank	9,034	—	9,034	—
Corporate debt securities held to maturity	26,398	—	26,289	—
Mortgage-backed securities held to maturity	37,468	—	37,438	—
Loans receivable held for investment	723,236	—	—	747,428
Financial Liabilities:
Customer deposit accounts	755,204	—	—	756,455
Advances from FHLB	191,000	—	—	192,716
Subordinated debentures	25,774	—	—	16,753

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

	March 31, 2014		September 30, 2013
	Contract or	Estimated	Contract or	Estimated
	notional	unrealized	notional	unrealized
	amount	gain (loss)	amount	gain (loss)
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$25,947	(3)	$17,421	(73)
Lending commitments – floating rate	8,037	39	5,813	34
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of March 31, 2014, and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table displays the results derived from the Company’s internal valuation model at March 31, 2014, and the carrying value of its investment in Central Platte at March 31, 2014. Dollar amounts are expressed in thousands.

Method 1	$15,531
Method 2	16,726
Method 3	18,059
Average of methods 1, 2, and 3	$16,772

Carrying value of investment in Central Platte Holdings, LLC	$15,186

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. The results of this analysis as of September 30, 2013, did not indicate any additional impairment of the Company’s investment in NBH. No events have occurred during the six month period ended March 31, 2014, that would indicate any additional impairment of the Company’s investment. The carrying value of the Company’s investment in NBH was $1.4 million at March 31, 2014.

(16) REGULATORY AGREEMENTS

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

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the Office of the Comptroller of the Currency (“OCC”), which replaced and terminated a previous Supervisory Agreement. The Consent Order requires that the Bank establish various plans and programs to improve its asset quality, including board approval for loans over certain limits, and to ensure the adequacy of allowances for loan and lease losses. It requires the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also requires a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. As of March 31, 2014, the Bank’s actual Tier 1 leverage capital and total risk-based capital ratios were 17.4% and 24.9%, respectively, well in excess of the ratios required in the Consent Order. The Consent Order does not direct the Bank to raise capital, make management or board changes, or restrict lending.

On November 29, 2012, the Company’s Board of Directors entered into a formal written agreement with the Federal Reserve Bank of Kansas City (“FRB”), which replaced and terminated a previous written agreement. The agreement with FRB prohibits the Company from making distributions of capital, including the payment of shareholder dividends or other capital distributions or the purchase or redemption of Company stock, unless the Company receives prior written non-objection from the FRB. The agreement also restricts the Company’s ability to incur, increase, or guarantee any debt and restricts the Company and its wholly-owned statutory trust, NASB Preferred Trust I, from making distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior written non-objection from the FRB.

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

On February 25, 2014, the Board of Directors of the Bank was notified by the OCC that they were terminating their Consent Order with the Bank, dated May 22, 2012, effective immediately. In achieving compliance with the Consent Order, the Bank established, among other things, various processes and programs that improved the asset quality of the Bank and ensured the adequacy of allowances for loan and lease losses.

(17) CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) and the affected line items in the statement of operations during the three month period ending March 31, 2014 and 2013, were as follows (in thousands):

	Amounts reclassified from AOCI		Affected line item in the Statement of Operations
	3/31/14	3/31/13
Unrealized gains (losses) on available for sale securities:
	$518	—	Gain (loss) on sale of securities available for sale
	—	—	Impairment loss on securities

	518	—	Total reclassified before tax
	181	—	Income tax expense (benefit)

	$337	—	Net reclassified amount

Amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) and the affected line items in the statement of operations during the six month period ending March 31, 2014 and 2013, were as follows (in thousands):

	Amounts reclassified from AOCI		Affected line item in the Statement of Operations
	3/31/14	3/31/13
Unrealized gains (losses) on available for sale Securities:
	$616	—	Gain (loss) on sale of securities available for sale
	—	—	Impairment loss on securities

	616	—	Total reclassified before tax
	216	—	Income tax expense (benefit)

	$400	—	Net reclassified amount

(18) SUBSEQUENT EVENT

Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a cash dividend of $0.10 per share on April 25, 2014, payable on May 20, 2014, to shareholders of record as of May 9, 2014. In addition, the Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the April 30, 2014, payment date, which amounted to $122,000.

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

The Bank’s primary market area includes the counties of Jackson, Cass, Clay, Buchanan, Andrew, Platte, and Ray in Missouri, and Johnson and Wyandotte counties in Kansas. The Bank currently has nine retail deposit offices in Missouri including one each in Grandview, Lee’s Summit, Independence, Harrisonville, Excelsior Springs, Platte City, and St. Joseph, and two in Kansas City. North American also operates loan production offices in Kansas City and Lee’s Summit, Missouri. The economy of the Kansas City area is diversified with major employers in agribusiness, greeting cards, automobile production, transportation, telecommunications, and government.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of March 31, 2014 were $1,184.7 million, an increase of $40.6 million from September 30, 2013, the prior fiscal year end.

Loans receivable held for investment were $736.9 million as of March 31, 2014, an increase of $21.2 million during the six month period. This increase was primarily due to the origination of new loans in the Bank’s construction and land development portfolios. The weighted average rate on total loans receivable held for investment as of March 31, 2014, was 5.15%, a decrease from 5.61% as of March 31, 2013.

Loans receivable held for sale as of March 31, 2014, were $59.5 million, a decrease of $9.6 million from September 30, 2013. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold with servicing released. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the six months ended March 31, 2014, the Bank originated and purchased $517.2 million in mortgage loans held for sale, $113.5 million in mortgage loans held for investment, and $952,000 in other loans. This total of $631.6 million in loans compares to $1,103.2 million in loans originated and purchased during the six months ended March 31, 2013.

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

	3/31/14	9/30/13	3/31/13
Asset Classification:
Substandard	$49,800	82,760	113,368
Doubtful	568	168	400
Loss	—	—	—

	50,368	82,928	113,768
Allowance for loan losses	(13,671)	(20,383)	(20,726)

	$36,697	62,545	93,042

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	3/31/14	9/30/13	3/31/13
Total Assets	$1,184,745	1,144,155	1,179,036

Non-accrual loans	22,223	31,622	50,178
Performing troubled debt restructurings	29,044	32,637	29,511
Net real estate and other assets acquired through foreclosure	10,461	11,252	20,597

Total	$61,728	75,511	100,286

Percent of total assets	5.21%	6.60%	8.51%

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

With the exception of certain residential loans, which are not deemed impaired until they reach 180 days past due, loans in non-accrual status are considered impaired. (At March 31, 2014, loans of $1.2 million in non-accrual status were not deemed impaired.) Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairment that is deemed a “confirmed loss” is charged off and netted from the respective loan balance. For collateral dependent loans, which make up the majority of the Bank’s impaired loans, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. Therefore, risks associated with non-accrual loans have been addressed within Bank’s quarterly analysis of the adequacy of its ALLL, as essentially all were individually analyzed for impairment.

If loans classified as substandard are also impaired, they are individually analyzed for impairment, as noted above. At March 31, 2014, $31.0 million of loans classified as substandard have also been deemed impaired. In addition, the Bank utilizes a qualitative adjustment related to changes and trends in past due, non-accrual, and adversely classified loans. This adjustment is applied to the various pools of unimpaired loans when determining adequacy of the Bank’s ALLL.

Investment securities were $283.1 million as of March 31, 2014, an increase of $30.4 million from September 30, 2013. During the six month period, the Bank purchased $87.8 million and sold $52.6 million of investment securities. The average yield on the investment securities portfolio was 2.22% at March 31, 2014, an increase from 1.57% at March 31, 2013.

Mortgage-backed securities were $37.8 million as of March 31, 2014, a decrease of $5.7 million from the prior year end. The Bank made no purchases, but sold $4.9 million of mortgage-backed securities during the six month period ended March 31, 2014. The average yield on the mortgage-backed securities portfolio was 3.69% at March 31, 2014, a slight increase from 3.67% at March 31, 2013.

The Company’s investment in LLCs, which is accounted for using the equity method, was $16.6 million at March 31, 2014, an increase of $62,000 from September 30, 2013. There have been no events subsequent to September 30, 2013, that would indicate an additional impairment in value of the Company’s investment in LLCs at March 31, 2014.

Liabilities and Equity

Customer deposit accounts increased $7.0 million during the six months ended March 31, 2014. The weighted average rate on customer and brokered deposits as of March 31, 2014, was 0.51%, a decrease from 0.60% as of March 31, 2013.

Advances from the FHLB were $210.0 million as of March 31, 2014, an increase of $36.0 million from September 30, 2013. During the six month period, the Bank borrowed $201.0 million of new advances and repaid $165.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of March 31, 2014. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly-owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $5.2 million as of March 31, 2014, a decrease of $3.3 million from September 30, 2013. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2013.

Total stockholders’ equity as of March 31, 2014, was $200.4 million (16.9% of total assets). This compares to $195.5 million (17.1% of total assets) at September 30, 2013. On a per share basis, stockholders’ equity was $25.47 on March 31, 2014, compared to $24.85 on September 30, 2013.

In accordance with the regulatory written agreement, which is described more fully in Footnote 15, Regulatory Agreements, the Company is restricted from paying dividends or making other capital distributions without the prior written non-objection from its primary regulator. Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a special cash dividend of $0.60 per share on December 20, 2013, which was paid on January 17, 2014, to shareholders of record as of January 3, 2014. The special dividend, which amounted to $4.7 million, was accrued within the December 2013 quarter. In addition, the Company received regulatory written non-objection to pay all accrued interest on its outstanding Trust Preferred Securities on the January 30, 2014, payment date, which amounted to $893,000.

The Board intends to continue making quarterly interest payments on the Company’s Trust Preferred Securities and to consider some level of quarterly cash dividend to the Company’s shareholders; however, while the Company is operating under the regulatory written agreement, each interest payment on Trust Preferred Securities and dividend distribution to shareholders must first receive prior written non-objection from regulators. The Company will not declare future distributions of capital until it receives written non-objection from regulators. Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a cash dividend of $0.10 per share on April 25, 2014, payable on May 20, 2014, to shareholders of record as of May 9, 2014. In addition, the Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the April 30, 2014, payment date, which amounted to $122,000.

Total stockholders’ equity as of March 31, 2014, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $98,000. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Six months ended
	3/31/14	3/31/13
Return on assets	1.40%	3.20%
Return on equity	8.26%	21.38%
Equity-to-assets ratio	16.91%	16.14%
Dividend payout ratio	57.71%	—%

RESULTS OF OPERATIONS - Comparison of three and six months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, the Company had net income of $6.2 million or $0.79 per share. This compares to a net income of $11.0 million or $1.40 per share for the three month period ended March 31, 2013.

For the six months ended March 31, 2014, the Company had net income of $8.2 million or $1.04 per share. This compares to a net income of $19.3 million or $2.46 per share for the six month period ended March 31, 2013.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the six months ended March 31, 2014 and 2013. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Six months ended 3/31/14			As of 3/31/14 Yield/ Rate	Six months ended 3/31/13			As of 3/31/13 Yield/ Rate
	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate
Interest-earning assets
Loans	$765,116	20,850	5.45%	5.06%	$843,897	24,074	5.71%	5.33%
Mortgage-backed securities	44,175	805	3.64%	3.69%	24,559	381	3.10%	3.67%
Securities	271,683	2,992	2.20%	2.22%	252,681	2,048	1.62%	1.57%
Bank deposits	3,534	6	0.34%	0.08%	19,568	3	0.03%	0.01%

Total earning assets	1,084,508	24,653	4.55%	4.27%	1,140,705	26,506	4.65%	4.23%

Non-earning assets	64,244				73,425

Total	$1,148,752				$1,214,130

Interest-costing liabilities
Customer checking and savings deposit accounts	$371,051	660	0.36%	0.33%	$312,204	701	0.45%	0.41%
Customer and brokered certificates of deposit	372,001	1,224	0.66%	0.68%	543,037	2,408	0.89%	0.74%
FHLB Advances	173,292	936	1.08%	0.99%	139,006	1,063	1.53%	1.66%
Subordinated debentures	25,000	244	1.95%	1.89%	25,000	254	2.02%	1.95%
Other borrowings	421	11	5.23%	5.00%	301	8	5.32%	5.00%

Total costing liabilities	941,765	3,075	0.65%	0.64%	1,019,548	4,434	0.87%	0.77%

Non-costing liabilities	11,034				15,115
Stockholders’ equity	195,953				179,467

Total	$1,148,752				$1,214,130

Net earning balance	142,743				121,157

Earning yield less costing rate			3.90%	3.63%			3.78%	3.46%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,084,508	21,578	3.98%		$1,140,705	22,072	3.87%

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

	Six months ended March 31, 2014, compared to six months ended March 31, 2013
			Yield/
	Yield	Volume	Volume	Total
Components of interest income:
Loans	$(1,097)	(2,249)	122	(3,224)
Mortgage-backed securities	66	304	54	424
Securities	733	154	57	944
Bank deposits	30	(2)	(25)	3

Net change in interest income	(268)	(1,793)	208	(1,853)

Components of interest expense:
Customer and brokered deposit accounts	(941)	(409)	125	(1,225)
FHLB Advances	(313)	262	(76)	(127)
Subordinated debentures	(10)	—	—	(10)
Other borrowings	—	3	—	3

Net change in interest expense	(1,264)	(144)	49	(1,359)

Increase (decrease) in net interest margin	$996	(1,649)	159	(494)

Net interest margin before loan loss provision for the six months ended March 31, 2014, decreased $494,000 from the same period in the prior year. Specifically, interest income decreased $1.9 million, which was offset by a $1.4 million decrease in interest expense for the period. Interest on loans decreased $3.2 million as the result of a $78.8 million decrease in the average balance of loans receivable outstanding during the period and a 26 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities increased $424,000 due to a $19.6 million increase in the average balance and a 54 basis point increase in the average rate earned on such securities during the period. Interest earned on investment securities increased $944,000 resulting from a 58 basis point increase in the average rate and an $19.0 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $1.2 million due to a 22 basis point decrease in the average rate paid on such liabilities and a $112.2 million decrease in the average balance of customer and brokered deposits during the period. Interest expense on FHLB advances decreased $127,000 as the result a 45 basis point decrease in the average rate paid on such liabilities, the effect of which was largely offset by a $34.3 million increase in the average balance of advances outstanding during the period.

Provision for Loan Losses

During the six-month period ended March 31, 2014, the Company recorded a negative provision for loan losses of $5.0 million, consistent with the changes in both qualitative and quantitative factors of the Bank’s Allowance for Loan and Lease Losses (“ALLL”) methodology, including the following:

•	The level of criticized loans (those classified as special mention, substandard, or doubtful) decreased $31.9 million during the period, of which $25.5 million related to loans within the Bank’s commercial real estate, construction and land development, and commercial portfolios, which had higher historical credit losses than the Bank’s other portfolios.

•	The level of nonperforming loans decreased $9.4 million during the period, to $22.2 million at March 31, 2014.

•	The total of past due loans decreased $4.6 million during the period, to $10.4 million at March 31, 2014.

•	The Bank’s historical loss experience has continued to improve, as periods with higher losses are largely outside of the 36 month look-back period used within the Bank’s ALLL methodology. Management does not feel that it is appropriate to increase the look-back period, as loans within the current portfolio have less risk due to stabilized collateral values and enhanced loan underwriting and administration processes and programs.

•	During the March 2014 quarter, the OCC terminated the Bank’s Consent Order with the Bank, which validated the improved credit quality of the Bank’s portfolios and the effectiveness of its loan administration processes and programs.

These factors reflect the Bank’s improved risk profile. Based upon management’s analysis, the March 31, 2014, ALLL balance of $13.7 million (1.86% of loans held to maturity) is adequate.

The Company recorded a negative provision for loan losses of $9.6 million during the six month period ended March 31, 2013. The negative provision for loan loss for the quarter was based upon the Bank’s ALLL methodology, which contains both qualitative and quantitative factors. Specifically, activity during the six month period ended March 31, 2013, reflected in quantitative factors included the following:

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 27.1% of total classified assets at March 31, 2014, 24.6% at September 30, 2013, and 18.2% at March 31, 2013.

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

Other Income

Other income for the three months ended March 31, 2014, decreased $10.2 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $11.6 million from the same period in the prior year due to decreased mortgage banking volume and spreads. Customer service fees decreased $605,000 due primarily to a decrease in miscellaneous loan fees. Gain on sale of securities held to maturity decreased $267,000 due primarily to the sale of two mortgage-backed securities held to maturity in the prior year, after it was determined that there was a significant deterioration in the issuer’s creditworthiness. These decreases were partially offset by a $202,000 decrease in the provision for loss on real estate owned due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. In addition, other income increased $1.6 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and a decrease in expenses related to foreclosed assets held for sale during the period. In addition, gain on sale of securities available for sale increased $518,000 from the prior year, resulting from the sale of one corporate debt security, and one CMO security during the quarter ended March 31, 2014.

Other income for the six months ended March 31, 2014, decreased $19.4 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $21.2 million from the same period in the prior year due to decreased mortgage banking volume and spreads. Customer service fees decreased $1.2 million due primarily to a decrease in miscellaneous loan fees. Gain on sale of securities held to maturity decreased $267,000 due primarily to the sale of two mortgage-backed securities held to maturity in the prior year, after it was determined that there was a significant deterioration in the issuer’s creditworthiness. These decreases were partially offset by a $662,000 decrease in the provision for loss on real estate owned due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. In addition, other income increased $2.0 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and a decrease in expenses related to foreclosed assets held for sale during the period. In addition, gain on sale of securities available for sale increased $616,000 from the prior year, resulting from the sale of four U. S. government sponsored agency securities, one corporate debt security, and one CMO security during the six months ended March 31, 2014.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2014, decreased $2.6 million from the same period in the prior year. Specifically, commission-based mortgage banking compensation decreased $2.8 million due to a decrease in residential mortgage loan origination volume from the same period in the prior year. Federal deposit insurance premiums decreased $313,000, due primarily to a reduction in premium rates from the same period in the prior year, based upon the Bank’s improved risk rating. Other expense decreased $350,000 due primarily to decreases in credit and appraisal expense, legal fees, processing fees, and temporary employment fees, related to the decreased in residential mortgage origination volume. These decreases were partially offset by a $642,000 increase in advertising and business promotion expense, due primarily to increased advertising costs related to the Company’s mortgage banking division. In addition, premises and equipment expense increased $294,000 due to the lease of additional office space for certain information technology and mortgage banking employees and due to increased amortization of software costs.

Total general and administrative expenses for the six months ended March 31, 2014, decreased $5.6 million from the same period in the prior year. Specifically, compensation and fringe benefits decreased $292,000 due primarily to fewer personnel in the Company’s mortgage banking division. Commission-based mortgage banking compensation decreased $5.5 million due to a decrease in residential mortgage loan origination volume from the same period in the prior year. Federal deposit insurance premiums decreased $591,000, due primarily to a reduction in premium rates from the same period in the prior year, based upon the Bank’s improved risk rating. Other expense decreased $901,000 due primarily to decreases in credit and appraisal expense, legal fees, processing fees, and temporary employment fees, related to the decreased in residential mortgage origination volume. In addition telecom expense decreased during the period due primarily to the settlement of billing disputes. These decreases were partially offset by a $1.3 million increase in advertising and business promotion expense, due primarily to increased advertising costs related to the Company’s mortgage banking division. In addition, premises and equipment expense increased $393,000 due to the lease of additional office space for certain information technology and mortgage banking employees and due to increased amortization of software costs.

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

At March 31, 2014, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of March 31, 2014, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At March 31, 2014	Amount
GAAP capital (Bank only)	$204,357
Adjustment for regulatory capital:
Intangible assets	(2,221)
Reverse the effect of SFAS No. 115	(98)

Tangible capital	202,038
Qualifying intangible assets	—

Tier 1 capital (core capital)	202,038
Qualifying general valuation allowance	10,720

Risk-based capital	$212,758

	As of March 31, 2014
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets	$212,758	24.9%	68,373	>8%	85,466	>10%
Tier 1 capital to adjusted tangible assets	202,038	17.4%	46,486	>4%	58,108	>5%
Tangible capital to tangible assets	202,038	17.4%	17,432	>1.5%	—	—
Tier 1 capital to risk-weighted assets	202,038	23.6%	—	—	51,280	>6%

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Bank maintains sufficient liquidity to ensure safe and sound operation and that North American maintains a level of liquid assets adequate to meet the requirements of normal banking activities, including the repayment of maturing debt and potential deposit withdrawals. The Bank’s primary sources of liquidity are cash and cash equivalents, the sale and repayment of loans, the retention of existing or newly acquired retail deposits, and FHLB advances. Additional sources of liquidity include the sale of investment securities available for sale, reverse repurchase agreements, FRB advances, the purchase of brokered deposit accounts, and the acquisition of deposits through a nationwide internet listing service.

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At March 31, 2014, the Bank had a total borrowing capacity at FHLB of $290.4 million, and outstanding advances of $191.0 million. As an additional source of liquidity, the Bank has $60.3 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at March 31, 2014.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this quarterly report. There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NASB Financial, Inc.
(Registrant)

May 12, 2014	By:	/s/ Paul L. Thomas
Paul L. Thomas
Chief Executive Officer

May 12, 2014	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer