Form 10-Q
period 2014-06-30
NASB FINANCIAL INC
filed 2014-08-11
CIK 1059131

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2014

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

The number of shares of Common Stock of the Registrant outstanding as of August 4, 2014, was 7,867,614.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	September 30, 2013
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$8,627	6,347
Securities:
Available for sale, at fair value	239,896	252,696
Held to maturity, at cost	36,013	—
Stock in Federal Home Loan Bank, at cost	9,994	7,679
Mortgage-backed securities:
Available for sale, at fair value	342	433
Held to maturity, at cost	37,311	43,074
Loans receivable:
Held for sale, at fair value	78,204	69,079
Held for investment, net	748,138	715,713
Allowance for loan losses	(14,190)	(20,383)
Accrued interest receivable	4,591	4,098
Foreclosed assets held for sale, net	10,276	11,252
Premises and equipment, net	11,532	12,033
Investment in LLCs	16,571	16,499
Deferred income tax asset, net	7,875	12,273
Other assets	11,755	13,362

	$1,206,935	1,144,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer deposit accounts	$744,406	748,193
Advances from Federal Home Loan Bank	215,000	155,000
Subordinated debentures	25,774	25,774
Escrows	7,356	8,458
Income taxes payable	1,422	70
Accrued expenses and other liabilities	7,451	11,143

Total liabilities	1,001,409	948,638

Stockholders’ equity:
Common stock of $0.15 par value: 20,000,000 shares authorized; 9,857,112 shares issued	1,479	1,479
Additional paid-in capital	16,550	16,613
Retained earnings	224,404	217,143
Treasury stock, at cost; 1,989,498 shares	(38,418)	(38,418)
Accumulated other comprehensive gain (loss)	1,511	(1,300)

Total stockholders’ equity	205,526	195,517

	$1,206,935	1,144,155

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest on loans receivable	$10,665	10,880	31,515	34,954
Interest on mortgage-backed securities	374	103	1,179	484
Interest and dividends on securities	1,640	1,107	4,632	3,155
Other interest income	3	1	9	4

Total interest income	12,682	12,091	37,335	38,597

Interest on customer and brokered deposit accounts	961	1,179	2,845	4,288
Interest on advances from Federal Home Loan Bank	488	510	1,424	1,573
Interest on subordinated debentures	118	124	362	378
Other interest expense	5	5	16	13

Total interest expense	1,572	1,818	4,647	6,252

Net interest income	11,110	10,273	32,688	32,345
Provision for loan losses	—	—	(5,000)	(9,600)

Net interest income after provision for loan losses	11,110	10,273	37,688	41,945

Other income (expense):
Loan servicing fees, net	25	27	73	79
Customer service fees and charges	751	1,279	2,383	4,110
Provision for loss on real estate owned	(11)	(139)	(166)	(956)
Gain on sale of securities available for sale	—	—	616	—
Gain (loss) on sale of securities held to maturity	—	—	(10)	257
Gain from loans receivable held for sale	9,886	11,232	24,082	46,619
Other income (expense), net	228	(1,402)	(33)	(3,650)

Total other income	10,879	10,997	26,945	46,459

General and administrative expenses:
Compensation and fringe benefits	6,132	6,954	18,698	19,812
Commission-based mortgage banking compensation	3,258	4,544	8,676	15,481
Premises and equipment	1,412	1,452	4,349	3,996
Advertising and business promotion	1,746	1,930	5,585	4,489
Federal deposit insurance premiums	128	589	787	1,839
Other	2,254	2,915	6,900	8,462

Total general and administrative expenses	14,930	18,384	44,995	54,079

Income before income tax expense	7,059	2,886	19,638	34,325
Income tax expense	2,471	1,111	6,870	13,215

Net income	$4,588	1,775	12,768	21,110

Basic earnings per share	$0.58	0.23	1.62	2.68

Diluted earnings per share	$0.58	0.23	1.62	2.68

Basic weighted average shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,
	2014	2013
	(Dollars in thousands)
Net income	$4,588	1,775

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $761 and $(950) at June 30, 2014 and 2013, respectively	1,413	(1,518)
Adjustment for gain included in net income	—	—

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $761 and $(950) at June 30, 2014 and 2013, respectively	1,413	(1,518)

Comprehensive income	$6,001	257

	Nine months ended June 30,
	2014	2013
	(Dollars in thousands)
Net income	$12,768	21,110

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $1,729 and $(1,248) at June 30, 2014 and 2013, respectively	3,211	(1,994)
Adjustment for gain included in net income, net of income tax expense of $216 at March 31, 2014	(400)	—

Change in unrealized gain (loss) on available for sale securities, net of income tax expense (benefit) of $1,513 and $(1,248) at June 30, 2014 and 2013, respectively	2,811	(1,994)

Comprehensive income	$15,579	19,116

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	stock	capital	earnings	stock	gain (loss)	equity
	(Dollars in thousands)
Balance at October 1, 2013	$1,479	16,613	217,143	(38,418)	(1,300)	195,517
Comprehensive income:
Net income	—	—	12,768	—	—	12,768
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	2,811	2,811

Total comprehensive income						15,579
Cash dividends paid	—	—	(5,507)	—	—	(5,507)
Stock based compensation	—	(63)	—	—	—	(63)

Balance at June 30, 2014	$1,479	16,550	224,404	(38,418)	1,511	205,526

See accompanying notes to condensed consolidated financial statements.

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,768	21,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	990	1,720
Amortization and accretion, net	490	621
Gain on sale of securities available for sale	(616)	—
(Gain) loss on sale of securities held to maturity	10	(257)
(Income) loss from investment in LLCs	(18)	563
Gain from loans receivable held for sale	(24,082)	(46,619)
Provision for loan losses	(5,000)	(9,600)
Provision for loss on real estate owned	166	956
Origination of loans receivable held for sale	(827,788)	(1,494,860)
Sale of loans receivable held for sale	842,745	1,600,655
Stock based compensation – stock options	(63)	(44)
Changes in:
Net fair value of loan-related commitments	972	3,299
Accrued interest receivable	(492)	391
Prepaid and accrued expenses, other liabilities, and income taxes payable	587	2,103

Net cash provided by operating activities	669	80,038
Cash flows from investing activities:
Principal repayments of mortgage-backed securities:
Held to maturity	1,156	4,851
Available for sale	219	68
Principal repayments of mortgage loans receivable held for investment	141,429	169,266
Principal repayments of other loans receivable	1,276	2,686
Principal repayments of investment securities available for sale	25,937	42,468
Loan origination—mortgage loans receivable held for investment	(174,919)	(108,088)
Loan origination—other loans receivable	(1,239)	(1,712)
Purchase of mortgage loans receivable held for investment	(700)	(647)
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(2,315)	1,145
Purchase of investment securities available for sale	(61,427)	(72,525)
Purchase of investment securities held to maturity	(36,101)	—
Proceeds from sale of investment securities available for sale	52,551	—
Proceeds from sale of mortgage-backed securities available for sale	4,351	—
Proceeds from sale of mortgage-backed securities held to maturity	508	10,800
Proceeds from sale of real estate owned	2,332	11,905
Purchases of premises, equipment, and software, net	(751)	(957)
Investment in LLCs	(55)	(7)
Other	(245)	(91)

Net cash provided by (used in) investing activities	(47,993)	59,162

NASB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2014	2013
	(Dollars in thousands)
Cash flows from financing activities:
Net decrease in customer and brokered deposit accounts	(3,787)	(90,975)
Proceeds from advances from Federal Home Loan Bank	316,000	25,000
Repayment on advances from Federal Home Loan Bank	(256,000)	(52,000)
Cash dividends paid	(5,507)	—
Change in escrows	(1,102)	(2,292)
Proceeds from other borrowings	—	422

Net cash provided by (used in) financing activities	49,604	(119,845)

Net increase in cash and cash equivalents	2,280	19,355
Cash and cash equivalents at beginning of period	6,347	8,716

Cash and cash equivalents at end of period	$8,627	28,071

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds)	$3,646	13,602
Cash paid for interest	5,304	5,981
Supplemental schedule of non-cash investing and financing activities:
Conversion of loans receivable to real estate owned, net of specific reserves	$1,913	9,335
Conversion of real estate owned to loans receivable	—	224
Transfer of mortgage-backed securities from held to maturity to available for sale	4,410	—

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. All adjustments are of a normal and recurring nature, and, in the opinion of management, the statements include all adjustments considered necessary for fair presentation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on December 16, 2013. Operating results for the nine month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The condensed consolidated balance sheet of the Company as of September 30, 2013, has been derived from the audited balance sheet of the Company as of that date.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2014, have remained unchanged from September 30, 2013. These policies relate to the allowance for loan losses, the valuation of foreclosed assets held for sale, the valuation of derivative instruments, and the valuation of equity method investments.

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

(3) RECONCILIATION OF BASIC EARNINGS PER SHARE TO DILUTED EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three months ended		Nine months ended
	6/30/14	6/30/13	6/30/14	6/30/13
Net income (in thousands)	$4,588	1,775	12,768	21,110
Average common shares outstanding	7,867,614	7,867,614	7,867,614	7,867,614
Average common share stock options outstanding	—	—	—	—

Average diluted common shares	7,867,614	7,867,614	7,867,614	7,867,614
Earnings per share:
Basic	$0.58	0.23	1.62	2.68
Diluted	0.58	0.23	1.62	2.68

At June 30, 2014 and 2013, options to purchase 35,138 and 41,138 shares of the Company’s stock were outstanding, respectively. These options were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, thus making the options anti-dilutive.

(4) SECURITIES AVAILABLE FOR SALE

The following table presents a summary of securities available for sale at June 30, 2014. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$76,151	2,803	—	78,954
U.S. government sponsored agency securities	161,014	820	1,314	160,520
Municipal securities	422	—	—	422

Total	$237,587	3,623	1,314	239,896

The following table presents a summary of securities available for sale at September 30, 2013. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Corporate debt securities	$67,320	2,482	692	69,110
U.S. government sponsored agency securities	187,087	322	4,245	183,164
Municipal securities	422	—	—	422

Total	$254,829	2,804	4,937	252,696

During the nine month period ended June 30, 2014 the Company recognized gross gains of $544,000 and no gross losses on the sale of securities available for sale. There were no sales of securities available for sale during the nine month period ended June 30, 2013.

The following table presents a summary of the fair value and gross unrealized losses of those securities available for sale which had unrealized losses at June 30, 2014. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	Unrealized
	value	losses	value	Losses
U.S. government sponsored agency securities	$—	—	$59,186	1,314

Total	$—	—	$59,186	1,314

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at June 30, 2014, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at June 30, 2014, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of securities available for sale at June 30, 2014 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due in less than one year	$30,035	80	—	30,115
Due from one to five years	88,902	2,826	—	91,728
Due from five to ten years	58,150	717	—	58,867
Due after ten years	60,500	—	1,314	59,186

Total	$237,587	3,623	1,314	239,896

(5) SECURITIES HELD TO MATURITY

The following table presents a summary of securities held to maturity at June 30, 2014. Dollar amounts are expressed in thousands. The Bank did not have any securities classified as held to maturity at September 30, 2013.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Corporate debt securities	$36,013	348	45	36,316

Total	$36,013	348	45	36,316

There were no sales of securities held to maturity during the nine month period ended June 30, 2014 and 2013.

The following table presents a summary of the fair value and gross unrealized losses of those securities held to maturity which had unrealized losses at June 30, 2014. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	Unrealized
	value	losses	value	Losses
Corporate debt securities	$9,647	45	$—	—

Total	$9,647	45	$—	—

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at June 30, 2014, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at June 30, 2014, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of securities held to maturity at June 30, 2014 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$4,995	15	—	5,010
Due from five to ten years	31,018	333	45	31,306

Total	$36,013	348	45	36,316

(6) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The following table presents a summary of mortgage-backed securities available for sale at June 30, 2014. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Pass-through certificates guaranteed by GNMA – fixed rate	$61	2	—	63
Pass-through certificates guaranteed by FNMA – adjustable rate	105	6	—	111
FHLMC participation certificates:
Fixed rate	71	3	—	74
Adjustable rate	89	5	—	94

Total	$326	16	—	342

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

During the quarter ended December 31, 2013, the Bank transferred one collateralized mortgage obligation security with an amortized cost of $4.4 million and an unrealized gain of $79,000 from held to maturity to available for sale. The security was transferred after it was determined that it was not an allowable investment under provisions of the Volcker Rule. Management determined that it did not have the ability to hold the security to maturity, as the Volcker Rule requires banks to bring their activities into compliance on or before July 21, 2015. This security was sold during the quarter ended March 31, 2014, and the Company recognized a gain of $72,000. There were no other sales of securities available for sale during the nine month period ended June 30, 2014 and 2013.

The scheduled maturities of mortgage-backed securities available for sale at June 30, 2014 are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$71	3	—	74
Due after ten years	255	13	—	268

Total	$326	16	—	342

Actual maturities and pay-downs of mortgage-backed securities available for sale will differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments, on which borrowers have the right to prepay certain obligations.

(7) MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following table presents a summary of mortgage-backed securities held to maturity at June 30, 2014. Dollar amounts are expressed in thousands.

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
FHLMC participation certificates:
Fixed rate	$24	—	—	24
FNMA pass-through certificates:
Balloon maturity and adjustable rate	1	—	—	1
Collateralized mortgage obligations	37,286	704	8	37,982

Total	$37,311	704	8	38,007

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

During the nine month period ended June 30, 2014, the Bank recognized a loss of $10,000 on the sale of one mortgage backed security which was classified as held to maturity. This security had an amortized cost of $518,000 at the time of sale. During the nine month period ended June 30, 2013, the Bank recognized a gain of $295,000 and a loss of $38,000 on the sale of two mortgage backed securities which were classified as held to maturity. The securities had a combined amortized cost of $10.5 million at the time of sale. The decision was made to sell these securities after it was determined that there was a significant deterioration in the issuer’s creditworthiness.

The following table presents a summary of the fair value and gross unrealized losses of those mortgage-backed securities held to maturity which had unrealized losses at June 30, 2014. Dollar amounts are expressed in thousands.

	Less than 12 months		12 months or longer
	Estimated	Gross	Estimated	Gross
	fair	unrealized	Fair	unrealized
	value	losses	Value	losses
Collateralized mortgage obligations	$—	—	$2,058	8

Total	$—	—	$2,058	8

Management monitors the securities portfolio for impairment on an ongoing basis by evaluating market conditions and other relevant information, including external credit ratings, to determine whether or not a decline in value is other-than-temporary. When the fair value of a security is less than its amortized cost, an other-than-temporary impairment is considered to have occurred if the present value of expected cash flows is not sufficient to recover the entire amortized cost, or if the Company intends to, or will be required to, sell the security prior to the recovery of its amortized cost. The unrealized losses at June 30, 2014, are primarily the result of changes in market yields from the time of purchase. Management generally views changes in fair value caused by changes in interest rates as temporary. In addition, all scheduled payments for securities with unrealized losses at June 30, 2014, have been made, and it is anticipated that the Company will hold such securities to maturity and that the entire principal balance will be collected.

The scheduled maturities of mortgage-backed securities held to maturity at June 30, 2014, are presented in the following table. Dollar amounts are expressed in thousands.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Due from one to five years	$25	—	—	25
Due after ten years	37,286	704	8	37,982

Total	$37,311	704	8	38,007

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

The following table presents the Bank’s total loans receivable. Dollar amounts are expressed in thousands.

	6/30/14	9/30/13
HELD FOR INVESTMENT
Mortgage loans:
Permanent loans on:
Residential properties	$377,520	365,248
Business properties	256,293	268,641
Partially guaranteed by VA or insured by FHA	15,932	7,694
Construction and development	143,696	91,451

Total mortgage loans	793,441	733,034
Commercial loans	11,961	12,226
Installment loans and lease financing to individuals	5,629	5,599

Total loans receivable held for investment	811,031	750,859
Less:
Undisbursed loan funds	(58,889)	(30,749)
Unearned discounts and fees on loans, net of deferred costs	(4,004)	(4,397)

Net loans receivable held for investment	$748,138	715,713

HELD FOR SALE
Mortgage loans:
Permanent loans on:
Residential properties	$78,204	69,079

Included in the loans receivable balances at June 30, 2014, are participating interests in mortgage loans and wholly-owned mortgage loans serviced by other institutions in the amount of $711,000. Loans and participations serviced for others amounted to approximately $26.4 million at June 30, 2014. Loans serviced for others are not included in the accompanying condensed consolidated balance sheets.

Lending Practices and Underwriting Standards

Residential real estate loans—The Bank offers a range of residential loan programs, including programs offering loans guaranteed by the Veterans Administration (“VA”) and loans insured by the Federal Housing Administration (“FHA”). The Bank’s residential loans come from several sources. The loans that the Bank originates are generally a result of direct solicitations of real estate brokers, builders, developers, or potential borrowers via the internet. North American periodically purchases real estate loans from other financial institutions or mortgage bankers.

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

When construction and development loans mature, the Bank typically considers extensions for short, six-month term periods. This allows the Bank to more frequently evaluate the loan, including creditworthiness and current market conditions and, if management believes it is in the best interest of the Company, to modify the terms accordingly. This portfolio consists primarily of assets with rates tied to the prime rate and, in most cases, the conditions for loan renewal include an interest rate “floor” in accordance with the market conditions that exist at the time of renewal. Such extensions are accounted for as Troubled Debt Restructurings (“TDRs”) if the restructuring was related to the borrower’s financial difficulty, and if the Bank made concessions that it would not otherwise consider. In order to determine whether or not a renewal should be accounted for as a TDR, management reviewed the borrower’s current financial information, including an analysis of income and liquidity in relation to debt service requirements. During the nine month period ended June 30, 2014, the Bank renewed fifty-three loans within its construction and development loan portfolio, ten of which were considered TDRs.

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

The following table presents the balance in the allowance for loan losses for the three and nine month periods ended June 30, 2014 and 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Balance at April 1, 2014	$6,407	—	3,193	3,883	10	178	13,671
Provision for loan losses	(72)	—	426	(313)	(4)	(37)	—
Losses charged off	(86)	—	(538)	—	—	—	(624)
Recoveries	304	—	52	725	—	62	1,143

Balance at June 30, 2014	$6,553	—	3,133	4,295	6	203	14,190

Balance at April 1, 2013	$7,380	—	7,253	5,627	60	406	20,726
Provision for loan losses	886	—	(315)	(476)	—	(95)	—
Losses charged off	(203)	—	(420)	—	—	—	(623)
Recoveries	307	—	174	21	—	45	547

Balance at June 30, 2013	$8,370	—	6,692	5,172	60	356	20,650

Balance at October 1, 2013	$8,642	—	6,561	4,841	58	281	20,383
Provision for loan losses	(387)	—	(3,706)	(639)	(52)	(216)	(5,000)
Losses charged off	(2,228)	—	(902)	(651)	—	—	(3,781)
Recoveries	526	—	1,180	744	—	138	2,588

Balance at June 30, 2014	$6,553	—	3,133	4,295	6	203	14,190

Balance at October 1, 2012	$6,941	—	7,086	16,590	513	699	31,829
Provision for loan losses	2,232	—	177	(11,129)	(453)	(427)	(9,600)
Losses charged off	(1,359)	—	(994)	(669)	—	(87)	(3,109)
Recoveries	556	—	423	380	—	171	1,530

Balance at June 30, 2013	$8,370	—	6,692	5,172	60	356	20,650

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at June 30, 2014. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Allowance for loan losses:
Ending balance of allowance for loan losses related to loans at June 30, 2014:
Individually evaluated for impairment	$213	—	—	1	1	15	230

Collectively evaluated for impairment	$6,340	—	3,133	4,294	5	188	13,960

Acquired with deteriorated credit quality *	$32	—	—	—	—	—	32

Loans:
Balance at June 30, 2014	$391,317	78,204	254,982	84,261	11,961	5,617	826,342

Ending balance:
Loans individually evaluated for impairment	$14,028	—	10,684	12,715	11,250	37	48,714

Loans collectively evaluated for impairment	$377,289	78,204	244,298	71,546	711	5,580	777,628

Loans acquired with deteriorated credit quality **	$4,095	—	—	—	—	—	4,095

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

Each quarter, management reviews the problem loans in its portfolio to determine whether changes to the asset classifications or allowances are needed. The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of June 30, 2014. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$353,290	78,204	195,445	58,359	—	5,595	690,893
Pass – Watch	19,993	—	45,105	19,939	11,961	—	96,998
Special Mention	—	—	—	—	—	—	—
Substandard	18,034	—	14,432	5,963	—	22	38,451
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$391,317	78,204	254,982	84,261	11,961	5,617	826,342

The following table presents the credit risk profile of the Company’s loan portfolio based on risk rating category as of September 30, 2013. Dollar amounts are expressed in thousands.

		Residential	Commercial
		Held For	Real	Construction &
	Residential	Sale	Estate	Development	Commercial	Installment	Total
Rating:
Pass	$320,090	69,079	194,070	20,789	—	5,595	609,623
Pass – Watch	24,449	—	56,640	20,698	976	—	102,763
Special Mention	227	—	583	—	—	—	810
Substandard	25,397	—	15,567	19,210	11,250	4	71,428
Doubtful	133	—	35	—	—	—	168
Loss	—	—	—	—	—	—	—

Total	$370,296	69,079	266,895	60,697	12,226	5,599	784,792

The following table presents the Company’s loan portfolio aging analysis as of June 30, 2014. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,021	966	4,669	6,656	384,661	391,317	—
Residential held for sale	—	—	1	1	78,203	78,204	—
Commercial real estate	—	252	1,328	1,580	253,402	254,982	272
Construction & development	—	—	714	714	83,547	84,261	—
Commercial	—	—	—	—	11,961	11,961	—
Installment	—	16	—	16	5,601	5,617	—

Total	$1,021	1,234	6,712	8,967	817,375	826,342	272

The following table presents the Company’s loan portfolio aging analysis as of September 30, 2013. Dollar amounts are expressed in thousands.

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Residential	$1,044	1,308	7,079	9,431	360,865	370,296	—
Residential held for sale	—	—	—	—	69,079	69,079	—
Commercial real estate	4,195	334	328	4,857	262,038	266,895	—
Construction & development	—	—	774	774	59,923	60,697	—
Commercial	—	—	—	—	12,226	12,226	—
Installment	—	—	1	1	5,598	5,599	—

Total	$5,239	1,642	8,182	15,063	769,729	784,792	—

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

	6/30/14	9/30/13
Residential	$10,756	18,073
Residential held for sale	—	—
Commercial real estate	6,132	8,354
Construction & development	2,349	5,195
Commercial	—	—
Installment	—	—

Total	$19,237	31,622

As of June 30, 2014, $12.2 million (63.3%) of the loans classified as nonaccrual were current and paying as agreed.

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

The following table presents the recorded balance of troubled debt restructurings. Dollar amounts are expressed in thousands.

	6/30/14	9/30/13
Troubled debt restructurings:
Residential	$6,240	9,381
Residential held for sale	—	—
Commercial real estate	5,881	6,079
Construction & development	12,002	23,144
Commercial	11,250	11,250
Installment	37	3

Total	$35,410	49,857

Performing troubled debt restructurings:
Residential	$1,461	1,626
Residential held for sale	—	—
Commercial real estate	3,618	1,036
Construction & development	10,367	18,722
Commercial	11,250	11,250
Installment	37	3

Total	$26,733	32,637

At June 30, 2014, the Bank had outstanding commitments of $1,000 to be advanced in connection with TDRs.

The following table presents the number of loans and the Company’s recorded investment in TDRs modified during the nine month period ended June 30, 2014. Dollar amounts are expressed in thousands.

		Recorded	Recorded
		Investment	Investment	Increase in
	Number	Prior to	After	ALLL or
	of Loans	Modification	Modification	Charge-offs
Residential	6	$1,138	$1,138	$—
Residential held for sale	—	—	—	—
Commercial real estate	1	990	990	—
Construction & development	10	6,163	6,163	—
Commercial	—	—	—	—
Installment	2	39	39	15

Total	19	$8,330	$8,330	$15

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

The following table presents TDRs restructured during the nine month period ended June 30, 2014 by type of modification. Dollar amounts are expressed in thousands.

				Total
				Recorded
	Extension		Combination	Investment
	of	Interest Only	of Terms	Prior to
	Maturity	Period	Modified	Modification
Residential	$769	—	369	1,138
Residential held for sale	—	—	—	—
Commercial real estate	—	—	990	990
Construction & development	2,920	—	3,243	6,163
Commercial	—	—	—	—
Installment	15	—	24	39

Total	$3,704	—	4,626	8,330

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

The following table presents the Company’s recorded investment and number of loans considered TDRs at June 30, 2014 and 2013, that defaulted during the nine month period. Dollar amounts are expressed in thousands.

	June 30, 2014		June 30, 2013
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Residential	14	$3,907	22	$5,023
Residential held for sale	—	—	—	—
Commercial real estate	1	—	3	322
Construction & development	—	—	2	1,485
Commercial	—	—	—	—
Installment	3	37	2	4

Total	18	$3,944	29	$6,834

The following table presents impaired loans, including troubled debt restructurings, as of June 30, 2014. Dollar amounts are expressed in thousands.

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential	$12,851	17,095	—
Residential held for sale	—	—	—
Commercial real estate	10,684	17,674	—
Construction & development	10,936	13,492	—
Commercial	—	—	—
Installment	22	398	—
Loans with a specific valuation allowance:
Residential	$1,177	1,203	213
Residential held for sale	—	—	—
Commercial real estate	—	—	—
Construction & development	1,779	1,779	1
Commercial	11,250	11,250	1
Installment	15	15	15
Total:
Residential	$14,028	18,298	213
Residential held for sale	—	—	—
Commercial real estate	10,684	17,674	—
Construction & development	12,715	15,271	1
Commercial	11,250	11,250	1
Installment	37	413	15

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

The following table presents the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended June 30, 2014. Dollar amounts are expressed in thousands.

	Three Months Ended 6/30/14		Nine Months Ended 6/30/14
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans without a specific valuation allowance:
Residential	$12,880	171	13,827	488
Residential held for sale	—	—	—	—
Commercial real estate	11,090	259	11,481	870
Construction & development	11,414	179	12,360	598
Commercial	—	—	—	—
Installment	23	5	24	18
Loans with a specific valuation allowance:
Residential	$1,179	15	1,189	57
Residential held for sale	—	—	—	—
Commercial real estate	—	—	—	—
Construction & development	1,779	30	1,779	91
Commercial	11,250	192	11,250	576
Installment	15	—	15	1
Total:
Residential	$13,659	186	15,016	545
Residential held for sale	—	—	—	—
Commercial real estate	11,090	259	11,481	870
Construction & development	13,193	209	14,139	689
Commercial	11,250	192	11,250	576
Installment	38	5	39	19

The following table presents the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended June 30, 2013. Dollar amounts are expressed in thousands.

	Three Months Ended 6/30/13		Nine Months Ended 6/30/13
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans without a specific valuation allowance:
Residential	$16,703	203	17,014	606
Residential held for sale	—	—	—	—
Commercial real estate	10,172	248	10,627	810
Construction & development	28,685	441	31,231	1,483
Commercial	—	—	—	—
Installment	5	6	41	36
Loans with a specific valuation allowance:
Residential	$4,922	68	5,526	255
Residential held for sale	—	—	—	—
Commercial real estate	137	—	138	6
Construction & development	1,779	30	1,779	91
Commercial	11,250	192	13,195	702
Installment	—	—	—	—
Total:
Residential	$21,625	271	22,540	861
Residential held for sale	—	—	—	—
Commercial real estate	10,309	248	10,765	816
Construction & development	30,464	471	33,010	1,574
Commercial	11,250	192	13,195	702
Installment	5	6	41	36

(9) FORECLOSED ASSETS HELD FOR SALE

The carrying value of real estate owned and other repossessed property was $10.3 million and $11.3 million at June 30, 2014, and September 30, 2013, respectively

Foreclosed assets held for sale are initially recorded at fair value as of the date of foreclosure less any estimated selling costs (the “new basis”) and are subsequently carried at the lower of the new basis or fair value less selling costs on the current measurement date. When foreclosed assets are acquired, any excess of the loan balance over the new basis of the foreclosed asset is charged to the allowance for loan losses. Subsequent adjustments for estimated losses are charged to operations when the fair value declines to an amount less than the carrying value. Costs and expenses related to major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Applicable gains and losses on the sale of real estate owned are realized when the asset is disposed of, depending on the adequacy of the down payment and other requirements.

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

In accordance with the Company’s written agreement with the Federal Reserve Bank of Kansas City (“FRB”), dated November 29, 2012, the Company is prohibited from making any distributions of principal or interest on its Trust Preferred Securities without the prior written non-objection of the FRB. On July 11, 2012, the Company notified security holders that it was exercising its right to defer the payment of interest on its Trust Preferred Securities for a period of up to five years. On December 18, 2013, the Company received written non-objection from the FRB to pay all accrued interest on Trust Preferred Securities, and on December 23, 2013, the Company notified security holders that it intended to end the elective deferral period and pay all accrued interest at the next regularly scheduled payment date in January 2014. On January 30, 2014, the Company paid $893,000 of accrued interest on Trust Preferred Securities, which brought all payments current. The Board intends to continue making quarterly interest payments on Trust Preferred Securities; however, while the Company is operating under the regulatory written agreement, each interest payment must first receive prior written non-objection from its regulators. On April 24, 2014, Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the April 30, 2014, payment date, which amounted to $122,000. On June 27, 2014, Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the July 30, 2014, payment date, which amounted to $122,000.

(11) INCOME TAXES

The Company’s federal and state income tax returns for fiscal years 2011 through 2013 remain subject to examination by the Internal Revenue Service and various state jurisdictions, based on the statute of limitations.

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

		Mortgage	Other and
Three months ended June 30, 2014	Banking	Banking	Eliminations	Consolidated
Net interest income	$11,229	—	(119)	11,110
Provision for loan losses	—	—	—	—
Other income	1,107	10,626	(854)	10,879
General and administrative expenses	6,593	8,648	(311)	14,930
Income tax expense	2,010	692	(231)	2,471

Net income	$3,733	1,286	(431)	4,588

		Mortgage	Other and
Three months ended June 30, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$10,398	—	(125)	10,273
Provision for loan losses	—	—	—	—
Other income	830	11,408	(1,241)	10,997
General and administrative expenses	7,448	11,268	(332)	18,384
Income tax expense (benefit)	1,455	54	(398)	1,111

Net income (loss)	$2,325	86	(636)	1,775

		Mortgage	Other and
Nine months ended June 30, 2014	Banking	Banking	Eliminations	Consolidated
Net interest income	$33,050	—	(362)	32,688
Provision for loan losses	(5,000)	—	—	(5,000)
Other income	3,387	25,918	(2,360)	26,945
General and administrative expenses	20,647	24,918	(570)	44,995
Income tax expense	7,277	350	(757)	6,870

Net income	$13,513	650	(1,395)	12,768

		Mortgage	Other and
Nine months ended June 30, 2013	Banking	Banking	Eliminations	Consolidated
Net interest income	$32,722	—	(377)	32,345
Provision for loan losses	(9,600)	—	—	(9,600)
Other income	1,615	47,210	(2,366)	46,459
General and administrative expenses	20,666	34,100	(687)	54,079
Income tax expense	8,959	5,047	(791)	13,215

Net income	$14,312	8,063	(1,265)	21,110

(13) DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to manage interest rate and pricing risk associated with its mortgage banking activities. In accordance with GAAP, derivative instruments are recorded in the Company’s balance sheet at fair value. As the Company enters into commitments to originate loans, it also enters into commitments to sell certain loans in the secondary market. These derivative commitments to sell loans, which may include best efforts commitments, mandatory commitments, and forward sales of mortgage-backed securities, are used to hedge the risks resulting from interest rate movements on the Company’s outstanding commitments to originate loans held for sale and its portfolio of loans held for sale.

The Company has commitments outstanding to extend credit that have not closed prior to the end of the period. Commitments to originate loans held for sale are also considered derivative instruments in accordance with GAAP. As a result of marking to market commitments to originate loans held for sale, the Company recorded an increase in other assets of $227,000, a decrease in other liabilities of $715,000, and an increase in other income of $942,000 for the quarter ended June 30, 2014. The Company recorded a decrease in other assets of $940,000, an increase in other liabilities of $1,000, and a decrease in other income of $941,000 for the nine month period ended June 30, 2014. As a result of marking to market commitments to originate loans held for sale, the Company recorded a decrease in other assets of $909,000, an increase in other liabilities of $4.4 million, and a decrease in other income of $5.3 million for the quarter ended June 30, 2013. The Company recorded a decrease in other assets of $2.5 million, an increase in other liabilities of $4.4 million, and a decrease in other income of $6.9 million for the nine month period ended June 30, 2013.

The Company also has best-efforts commitments to sell loans that have closed prior to the end of the period. Due to the mark to market adjustment on commitments to sell such loans held for sale, the Company recorded a decrease in other assets of $746,000, an increase in other liabilities of $269,000, and a decrease in other income of $1.0 million during the quarter ended June 30, 2014. The Company recorded an increase in other assets of $17,000, a decrease in other liabilities of $75,000, and an increase in other income of $92,000 during the nine month period ended June 30, 2014. Due to the mark to market adjustment on commitments to sell loans held for sale on a best-efforts basis, the Company recorded an increase in other assets of $3.8 million, a decrease in other liabilities of $37,000, and an increase in other income of $3.9 million during the quarter ended June 30, 2013. The Company recorded an increase in other assets of $3.5 million, a decrease in other liabilities of $133,000, and an increase in other income of $3.6 million during the nine month period ended June 30, 2013.

In addition, the Company has forward sales commitments of mortgage-backed securities that have not settled prior to the end of the period. Due to the mark to market adjustment on forward sales of mortgage-backed securities, the Company recorded an increase in other assets of $4,000, an increase in other liabilities of $126,000, and a decrease in other income of $122,000 during the quarter ended June 30, 2014. The Company did not have any such commitments prior to the quarter ended June 30, 2014.

The balance of derivative instruments related to commitments to originate and sell loans at June 30, 2014, and September 30, 2013, is disclosed in Footnote 14, Fair Value Measurements.

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

Commitments to Originate Loans and Forward Sales Commitments

Commitments to originate loans and forward loan sales commitments are valued using a valuation model which considers differences between current market interest rates and committed rates. The model also includes assumptions, which estimate fall-out percentages, for commitments to originate loans, and average lives. Fall-out percentages, which range from ten to forty percent, are estimated based upon the difference between current market rates and committed rates. Average lives are based upon estimates for similar types of loans. These measurements use significant unobservable inputs and are classified as Level 3 within the hierarchy. Forward commitments to sell mortgage-backed securities are valued based upon the gain or loss that would occur if the Bank were to pair-off the transaction. This value is obtained by using industry standard models which utilize various inputs and assumptions such as historical prices of benchmark securities, prepayment estimates, loan type, and year of origination. Substantially all of these assumptions are observable in the marketplace or can be derived from observable data. This measurement is classified as Level 2 within the hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall at June 30, 2014 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Fair	Identical Assets	Observable	Inputs
	Value	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Securities, available for sale
U.S. government sponsored agency securities	$160,520	—	160,520	—
Corporate debt securities	78,954	—	78,954	—
Municipal securities	422	—	422	—
Mortgage-backed securities, available for sale
Pass through certificates guaranteed by GNMA – fixed rate	63	—	63	—
Pass through certificates guaranteed by FNMA – adjustable rate	111	—	111	—
FHLMC participation certificates:
Fixed rate	74	—	74	—
Adjustable rate	94	—	94	—
Loans held for sale	78,204	—	78,204	—
Commitments to originate loans	447	—	—	447
Forward loan sales commitments	234	—	—	234
Forward sales commitments of mortgage- backed securities	4	—	4	—

Total assets	$319,127	—	318,446	681

Liabilities:
Commitments to originate loans	$214	—	—	214
Forward loan sales commitments	288	—	—	288
Forward sales commitments of mortgage- backed securities	126	—	126	—

Total liabilities	$628	—	126	502

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

The following tables present a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the nine month periods ended June 30, 2014 and 2013 (in thousands):

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2013	$1,174	(145)
Total realized and unrealized gain (losses):
Included in net income	(941)	91

Balance at June 30, 2014	$233	(54)

	Commitments
	to Originate	Forward Sales
	Loans	Commitments
Balance at October 1, 2012	$2,047	2,061
Total realized and unrealized gain (losses):
Included in net income	(6,912)	3,613

Balance at June 30, 2013	$(4,865)	5,674

Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2014, are reported in the condensed consolidated statements of income as follows (in thousands):

Other Income
Total losses	$(850)

Changes in unrealized losses relating to assets still held at the balance sheet date	$—

Realized and unrealized gains and losses noted in the table above and included in net income for the nine month period ended June 30, 2013, are reported in the consolidated statements of income as follows (in thousands):

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

The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2014, was $8.7 million. The carrying value of impaired loans that were re-measured during the nine month period ended June 30, 2013, was $26.1 million.

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

The carrying value of foreclosed assets held for sale was $10.3 million at June 30, 2014. Charge-offs related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2014, totaled $165,000. Charge-offs and increases in specific reserves related to foreclosed assets held for sale that were re-measured during the nine month period ended June 30, 2013, totaled $478,000.

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

The carrying value of the Company’s investment in LLCs was $16.6 million at June 30, 2014, and $16.5 million at September 30, 2013.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:			`
Cash and cash equivalents	$8,627	8,627	—	—
Stock in Federal Home Loan Bank	9,994	—	9,994	—
Corporate debt securities held to maturity	36,013	—	36,316	—
Mortgage-backed securities held to maturity	37,311	—	38,007	—
Loans receivable held for investment	733,948	—	—	757,605
Financial Liabilities:
Customer deposit accounts	744,406	—	—	745,602
Advances from FHLB	215,000	—	—	216,532
Subordinated debentures	25,774	—	—	17,526

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

	June 30, 2014		September 30, 2013
	Contract or notional amount	Estimated unrealized gain (loss)	Contract or notional amount	Estimated unrealized gain (loss)
Unrecognized financial instruments:
Lending commitments – fixed rate, net	$41,022	(33)	$17,421	(73)
Lending commitments – floating rate	11,422	(17)	5,813	34
Commitments to sell loans	—	—	—	—

The fair value estimates presented are based on pertinent information available to management as of June 30, 2014, and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table displays the results derived from the Company’s internal valuation model at June 30, 2014, and the carrying value of its investment in Central Platte at June 30, 2014. Dollar amounts are expressed in thousands.

Method 1	$15,639
Method 2	17,013
Method 3	18,457
Average of methods 1, 2, and 3	$17,036

Carrying value of investment in Central Platte Holdings, LLC	$15,155

The Company’s investment in NBH consists of a 50% ownership interest in an entity that holds raw land, which is currently zoned as agricultural. The general managers intend to rezone this property for commercial and/or residential development. The raw land was purchased in 2002. The Company accounts for its investment in NBH under the equity method. Due to the overall economic conditions surrounding real estate, the Company evaluated its investment for impairment in accordance with ASC 323-10-35-32, which provides guidance related to a loss in value of an equity method investment. Potential impairment was measured based on liquidation or appraised values determined by an independent third party appraisal. As a result of this analysis, the Company determined that its investment in NBH was materially impaired and recorded an impairment charge of $1.1 million ($693,000, net of tax) during the year ended September 30, 2010. The results of this analysis as of September 30, 2013, did not indicate any additional impairment of the Company’s investment in NBH. No events have occurred during the nine month period ended June 30, 2014, that would indicate any additional impairment of the Company’s investment. The carrying value of the Company’s investment in NBH was $1.4 million at June 30, 2014.

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

On May 22, 2012, the Board of Directors of the Bank agreed to a Consent Order with the Office of the Comptroller of the Currency (“OCC”), which replaced and terminated a previous Supervisory Agreement. The Consent Order required that the Bank establish various plans and programs to improve its asset quality, including board approval for loans over certain limits, and to ensure the adequacy of allowances for loan and lease losses. It required the Bank to obtain an independent third-party review of its non-homogenous loan portfolios and to enhance its credit administration systems. Among other items, it also required a written capital maintenance plan to ensure that the Bank’s Tier 1 leverage capital and total risk-based capital ratios remain equal to or greater than 10% and 13%, respectively. The Consent Order did not direct the Bank to raise capital, make management or board changes, or restrict lending. On February 25, 2014, the Board of Directors of the Bank was notified by the OCC that they were terminating their Consent Order with the Bank, dated May 22, 2012, effective immediately. In achieving compliance with the Consent Order, the Bank established, among other things, various processes and programs that improved the asset quality of the Bank and ensured the adequacy of allowances for loan and lease losses.

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

(17) CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) and the affected line items in the statement of operations during the three month periods ending June 30, 2014 and 2013, were as follows (in thousands):

	Amounts reclassified from AOCI		Affected line item in the
	6/30/14	6/30/13	Statement of Operations
Unrealized gains (losses) on available for sale securities:
Gain (loss) on sale of securities
	$—	—	available for sale
	—	—	Impairment loss on securities

	—	—	Total reclassified before tax
	—	—	Income tax expense (benefit)

	$—	—	Net reclassified amount

Amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) and the affected line items in the statement of operations during the nine month periods ending June 30, 2014 and 2013, were as follows (in thousands):

	Amounts reclassified from AOCI		Affected line item in the
	6/30/14	6/30/13	Statement of Operations
Unrealized gains (losses) on available for sale Securities:
Gain (loss) on sale of securities
	$616	—	available for sale
	—	—	Impairment loss on securities

	616	—	Total reclassified before tax
	216	—	Income tax expense (benefit)

	$400	—	Net reclassified amount

(18) SUBSEQUENT EVENTS

Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a cash dividend of $0.10 per share on July 1, 2014, payable on July 25, 2014, to shareholders of record as of July 11, 2014. In addition, the Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the July 30, 2014, payment date, which amounted to $122,000.

On July 22, 2014, the Federal Reserve Bank of Kansas City, NASB Financial Inc.’s primary regulator, announced that their written agreement with the Company dated November 29, 2012, was terminated.

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

FINANCIAL CONDITION

Assets

The Company’s total assets as of June 30, 2014 were $1,206.9 million, an increase of $62.8 million from September 30, 2013, the prior fiscal year end.

Loans receivable held for investment were $748.1 million as of June 30, 2014, an increase of $32.4 million during the nine month period. This increase was primarily due to the origination of new loans in the Bank’s construction and land development and residential loan portfolios. The weighted average rate on total loans receivable held for investment as of June 30, 2014, was 5.09%, a decrease from 5.42% as of June 30, 2013.

Loans receivable held for sale as of June 30, 2014, were $78.2 million, an increase of $9.1 million from September 30, 2013. This portfolio consists of residential mortgage loans originated by the Bank’s mortgage banking division that will be sold on the secondary market. The Company has elected to carry loans held for sale at fair value, as permitted under GAAP.

As the Bank originates mortgage loans each month, management evaluates the existing market conditions to determine which loans will be held in the Bank’s portfolio and which loans will be sold in the secondary market. Loans sold in the secondary market can be sold with servicing released or sold with the loan servicing retained by the Bank. At the time of each loan commitment, a decision is made to either hold the loan for investment, hold it for sale with servicing retained, or hold it for sale with servicing released. Management monitors market conditions to decide whether loans should be held in portfolio or sold and if sold, which method of sale is appropriate. During the nine months ended June 30, 2014, the Bank originated and purchased $827.8 million in mortgage loans held for sale, $175.6 million in mortgage loans held for investment, and $1.2 million in other loans. This total of $1,004.6 million in loans compares to $1,605.3 million in loans originated and purchased during the nine months ended June 30, 2013.

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

	6/30/14	9/30/13	6/30/13
Asset Classification:
Substandard	$48,726	82,760	90,475
Doubtful	34	168	655
Loss	—	—	—

	48,760	82,928	91,130
Allowance for loan losses	(14,190)	(20,383)	(20,650)

	$34,570	62,545	70,480

The following table summarizes non-performing assets, troubled debt restructurings, and real estate acquired through foreclosure, net of specific loss allowances. Dollar amounts are expressed in thousands.

	6/30/14	9/30/13	6/30/13
Total Assets	$1,206,935	1,144,155	1,142,405

Non-accrual loans	19,237	31,622	36,728
Performing troubled debt restructurings	26,733	32,637	33,313
Net real estate and other assets acquired through foreclosure	10,276	11,252	13,007

Total	$56,246	75,511	83,048

Percent of total assets	4.66%	6.60%	7.27%

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

With the exception of certain residential loans, which are not deemed impaired until they reach 180 days past due, loans in non-accrual status are considered impaired. (At June 30, 2014, loans of $387,000 in non-accrual status were not deemed impaired.) Once a loan has been deemed impaired, the impairment must be measured by comparing the recorded investment in the loan to the present value of the estimated future cash flows discounted at the loan’s effective rate, or to the fair value of the loan based on the loan’s observable market price, or to the fair value of the collateral if the loan is collateral dependent. Any measured impairment that is deemed a “confirmed loss” is charged off and netted from the respective loan balance. For collateral dependent loans, which make up the majority of the Bank’s impaired loans, a “confirmed loss” is generally the amount by which the loan’s recorded investment exceeds the fair value of its collateral. Therefore, risks associated with non-accrual loans have been addressed within Bank’s quarterly analysis of the adequacy of its ALLL, as essentially all were individually analyzed for impairment.

If loans classified as substandard are also impaired, they are individually analyzed for impairment, as noted above. At June 30, 2014, $29.2 million of loans classified as substandard have also been deemed impaired. In addition, the Bank utilizes a qualitative adjustment related to changes and trends in past due, non-accrual, and adversely classified loans. This adjustment is applied to the various pools of unimpaired loans when determining adequacy of the Bank’s ALLL.

Investment securities were $275.9 million as of June 30, 2014, an increase of $23.2 million from September 30, 2013. During the nine month period, the Bank purchased $97.5 million and sold $52.6 million of investment securities. The average yield on the investment securities portfolio was 2.32% at June 30, 2014, an increase from 1.77% at June 30, 2013.

Mortgage-backed securities were $37.7 million as of June 30, 2014, a decrease of $5.9 million from the prior year end. The Bank made no purchases, but sold $4.9 million of mortgage-backed securities during the nine month period ended June 30, 2014. The average yield on the mortgage-backed securities portfolio was 3.68% at June 30, 2014, which is unchanged from the average yield at June 30, 2013.

The Company’s investment in LLCs, which is accounted for using the equity method, was $16.6 million at June 30, 2014, an increase of $72,000 from September 30, 2013. There have been no events subsequent to September 30, 2013, that would indicate an additional impairment in value of the Company’s investment in LLCs at June 30, 2014.

Liabilities and Equity

Customer deposit accounts decreased $3.8 million during the nine months ended June 30, 2014. The weighted average rate on customer deposits as of June 30, 2014, was 0.50%, a decrease from 0.56% as of June 30, 2013.

Advances from the FHLB were $215.0 million as of June 30, 2014, an increase of $60.0 million from September 30, 2013. During the nine month period, the Bank borrowed $316.0 million of new advances and repaid $256.0 million. Management regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund the origination and purchase of mortgage loans.

Subordinated debentures were $25.8 million as of June 30, 2014. Such debentures resulted from the issuance of Trust Preferred Securities through the Company’s wholly-owned statutory trust, NASB Preferred Trust I. The Trust used the proceeds from the offering to purchase a like amount of the Company’s subordinated debentures. The debentures, which have a variable rate of 1.65% over the 3-month LIBOR and a 30-year term, are the sole assets of the Trust.

Escrows were $7.4 million as of June 30, 2014, a decrease of $1.1 million from September 30, 2013. This decrease is due to amounts paid for borrowers’ taxes during the fourth calendar quarter of 2013.

Total stockholders’ equity as of June 30, 2014, was $205.5 million (17.0% of total assets). This compares to $195.5 million (17.1% of total assets) at September 30, 2013. On a per share basis, stockholders’ equity was $26.12 on June 30, 2014, compared to $24.85 on September 30, 2013.

In accordance with the regulatory written agreement, which is described more fully in Footnote 15, Regulatory Agreements, the Company was restricted from paying dividends or making other capital distributions without the prior written non-objection from its primary regulator. Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a special cash dividend of $0.60 per share on December 20, 2013, which was paid on January 17, 2014, to shareholders of record as of January 3, 2014. The special dividend, which amounted to $4.7 million, was accrued within the December 2013 quarter. In addition, the Company received regulatory written non-objection to pay all accrued interest on its outstanding Trust Preferred Securities on the January 30, 2014, payment date, which amounted to $893,000.

The Board intends to continue making quarterly interest payments on the Company’s Trust Preferred Securities and to consider some level of quarterly cash dividend to the Company’s shareholders; however, while the Company was operating under the regulatory written agreement, each interest payment on Trust Preferred Securities and dividend distribution to shareholders was subject to prior written non-objection from regulators. Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a cash dividend of $0.10 per share on April 25, 2014, which was paid on May 20, 2014, to shareholders of record as of May 9, 2014. In addition, the Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the April 30, 2014, payment date, which amounted to $122,000.

Upon receipt of written non-objection from the FRB, the Company’s Board of Directors declared a cash dividend of $0.10 per share on July 1, 2014, payable on July 25, 2014, to shareholders of record as of July 11, 2014. In addition, the Company received regulatory written non-objection to pay accrued interest on its outstanding Trust Preferred Securities on the July 30, 2014, payment date, which amounted to $122,000. On July 22, 2014, the Federal Reserve Bank of Kansas City, the Company’s primary regulator, announced that their written agreement with the Company dated November 29, 2012, was terminated. Therefore, future dividends or other capital distributions are no longer subject to the prior written non-objection from the Company’s primary regulator.

Total stockholders’ equity as of June 30, 2014, includes an unrealized gain, net of deferred income taxes, on available for sale securities of $1.5 million. This amount is reflected in the line item “Accumulated other comprehensive income.”

Ratios

The following table illustrates the Company’s return on assets (annualized net income divided by average total assets); return on equity (annualized net income divided by average total equity); equity-to-assets ratio (ending total equity divided by ending total assets); and dividend payout ratio (dividends paid divided by net income).

	Nine months ended
	6/30/14	6/30/13
Return on assets	1.45%	2.36%
Return on equity	8.49%	15.55%
Equity-to-assets ratio	17.03%	16.68%
Dividend payout ratio	43.14%	—%

RESULTS OF OPERATIONS - Comparison of three and nine months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014, the Company had net income of $4.6 million or $0.58 per share. This compares to a net income of $1.8 million or $0.23 per share for the three month period ended June 30, 2013.

For the nine months ended June 30, 2014, the Company had net income of $12.8 million or $1.62 per share. This compares to a net income of $21.1 million or $2.68 per share for the nine month period ended June 30, 2013.

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

The following table presents the total dollar amounts of interest income and expense on the indicated amounts of average interest-earning assets or interest-costing liabilities for the nine months ended June 30, 2014 and 2013. Average yields reflect reductions due to non-accrual loans. Once a loan becomes 90 days delinquent, or when full payment of interest and principal is not expected, any interest that has accrued up to that time is reversed and no further interest income is recognized unless the loan is paid current. Average balances and weighted average yields for the periods include all accrual and non-accrual loans. The table also presents the interest-earning assets and yields for each respective period. Dollar amounts are expressed in thousands.

	Nine months ended 6/30/14			As of	Nine months ended 6/30/13			As of
				6/30/14				6/30/13
	Average		Yield/	Yield/	Average		Yield/	Yield/
	Balance	Interest	Rate	Rate	Balance	Interest	Rate	Rate
Interest-earning assets
Loans	$777,079	31,515	5.41%	4.98%	$826,849	34,954	5.64%	5.16%
Mortgage-backed securities	43,073	1,179	3.65%	3.68%	21,452	484	3.01%	3.68%
Securities	275,976	4,632	2.24%	2.32%	252,700	3,155	1.66%	1.77%
Bank deposits	3,562	9	0.34%	0.11%	18,371	4	0.03%	0.22%

Total earning assets	1,099,690	37,335	4.53%	4.25%	1,119,372	38,597	4.60%	4.26%

Non-earning assets	63,182				74,741

Total	$1,162,872				$1,194,113

Interest-costing liabilities
Customer checking and savings deposit accounts	$371,260	990	0.36%	0.32%	$325,875	1,088	0.45%	0.40%
Customer and brokered certificates of deposit	371,960	1,855	0.66%	0.68%	511,226	3,200	0.83%	0.71%
FHLB Advances	184,606	1,424	1.03%	0.91%	132,305	1,573	1.59%	1.69%
Subordinated debentures	25,000	362	1.93%	1.87%	25,000	378	2.02%	1.93%
Other borrowings	421	16	5.07%	5.00%	337	13	5.14%	5.00%

Total costing liabilities	953,247	4,647	0.65%	0.62%	994,743	6,252	0.84%	0.73%

Non-costing liabilities	11,018				15,642
Stockholders’ equity	198,607				183,728

Total	$1,162,872				$1,194,113

Net earning balance	146,443				124,629

Earning yield less costing rate			3.88%	3.63%			3.76%	3.53%

Average interest-earning assets, net interest, and net yield spread on average interest –earning assets	$1,099,690	32,688	3.96%		$1,119,372	32,345	3.85%

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

	Nine months ended June 30, 2014, compared to nine months ended June 30, 2013
	Yield	Volume	Yield/ Volume	Total
Components of interest income:
Loans	$(1,426)	(2,105)	92	(3,439)
Mortgage-backed securities	103	488	104	695
Securities	1,099	290	88	1,477
Bank deposits	43	(3)	(35)	5

Net change in interest income	(181)	(1,330)	249	(1,262)

Components of interest expense:
Customer and brokered deposit accounts	(1,067)	(479)	103	(1,443)
FHLB Advances	(556)	624	(217)	(149)
Subordinated debentures	(17)	—	1	(16)
Other borrowings	—	3	—	3

Net change in interest expense	(1,640)	148	(113)	(1,605)

Increase (decrease) in net interest margin	$1,459	(1,478)	362	343

Net interest margin before loan loss provision for the nine months ended June 30, 2014, increased $343,000 from the same period in the prior year. Specifically, interest income decreased $1.3 million, which was offset by a $1.6 million decrease in interest expense for the period. Interest on loans decreased $3.4 million as the result of a $49.8 million decrease in the average balance of loans receivable outstanding during the period and a 23 basis point decrease in the average rate earned on such loans during the period. Interest on mortgage-backed securities increased $695,000 due to a $21.6 million increase in the average balance and a 64 basis point increase in the average rate earned on such securities during the period. Interest earned on investment securities increased $1.5 million resulting from a 58 basis point increase in the average rate and a $23.3 million increase in the average balance of such securities during the period. Interest expense on customer and brokered deposit accounts decreased $1.4 million due to a 17 basis point decrease in the average rate paid on such liabilities and a $93.9 million decrease in the average balance of customer and brokered deposits during the period. Interest expense on FHLB advances decreased $149,000 as the result a 56 basis point decrease in the average rate paid on such liabilities, the effect of which was largely offset by a $52.3 million increase in the average balance of advances outstanding during the period.

Provision for Loan Losses

During the nine months ended June 30, 2014, the Company recorded a negative provision for loan losses of $5.0 million, consistent with the changes in both qualitative and quantitative factors of the Bank’s Allowance for Loan and Lease Losses (“ALLL”) methodology, including the following:

•

The level of criticized loans (those classified as special mention, substandard, or doubtful) decreased $34.0 million during the period, of which $26.3 million related to loans within the Bank’s commercial real estate, construction and land development, and commercial portfolios, which had higher historical credit losses than the Bank’s other portfolios.

•	The level of nonperforming loans decreased $12.4 million during the period, to $19.2 million at June 30, 2014.

•	The total of past due loans decreased $6.1 million during the period, to $9.0 million at June 30, 2014.

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

•

During the nine months ended June 30, 2014, the OCC terminated the Bank’s Consent Order with the Bank, which validated the improved credit quality of the Bank’s portfolios and the effectiveness of its loan administration processes and programs.

Management believes these factors reflect the Bank’s improved risk profile. Based upon management’s analysis, the June 30, 2014, ALLL balance of $14.2 million (1.90% of loans held to maturity) is adequate.

The Company recorded a negative provision for loan losses of $9.6 million during the nine month period ended June 30, 2013. The negative provision for loan loss was based upon the Bank’s ALLL methodology, which contains both qualitative and quantitative factors. Specifically, activity during the nine month period ended June 30, 2013, reflected in quantitative factors included the following:

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

On a consolidated basis, the allowance for losses on loans and real estate owned was 29.1% of total classified assets at June 30, 2014, 24.6% at September 30, 2013, and 22.7% at June 30, 2013.

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

Other Income

Other income for the three months ended June 30, 2014, decreased $118,000 from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $1.3 million from the same period in the prior year due to decreased mortgage banking volume and spreads. Customer service fees decreased $528,000 due primarily to a decrease in miscellaneous loan fees. These decreases were offset by a $128,000 decrease in the provision for loss on real estate owned due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. In addition, other income increased $1.6 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in gains on the sale of foreclosed assets held for sale during the period.

Other income for the nine months ended June 30, 2014, decreased $19.5 million from the same period in the prior year. Specifically, gain on sale of loans held for sale decreased $22.5 million from the same period in the prior year due to decreased mortgage banking volume and spreads. Customer service fees decreased $1.7 million due primarily to a decrease in miscellaneous loan fees. Gain on sale of securities held to maturity decreased $267,000 due primarily to the sale of two mortgage-backed securities held to maturity in the prior year, after it was determined that there was a significant deterioration in the issuer’s creditworthiness. These decreases were partially offset by a $790,000 decrease in the provision for loss on real estate owned due to fewer declines in the fair value of properties within the Bank’s portfolio of foreclosed assets held for sale during the period. Gain on sale of securities available for sale increased $616,000 from the prior year, resulting from the sale of four U. S. government sponsored agency securities, one corporate debt security, and one CMO security during the nine months ended June 30, 2014. In addition, other income increased $3.6 million due primarily to the effect of recording the net fair value of certain loan-related commitments in accordance with GAAP and an increase in gains on the sale of foreclosed assets held for sale during the period.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2014, decreased $3.5 million from the same period in the prior year. Specifically, compensation and fringe benefits decreased $822,000 due primarily to fewer personnel in the Company’s mortgage banking division and its information technology department. Commission-based mortgage banking compensation decreased $1.3 million due to a decrease in residential mortgage loan origination volume from the same period in the prior year. Federal deposit insurance premiums decreased $461,000, due primarily to a reduction in premium rates from the same period in the prior year, based upon the Bank’s improved risk rating. Advertising and business promotion expense decreased $184,000 due primarily to reduced billboard, television, and radio advertising during the current year. Other expense decreased $661,000 due to decreases in credit and appraisal expense, processing fees, and other expenses primarily related to the decrease in residential mortgage origination volume.

Total general and administrative expenses for the nine months ended June 30, 2014, decreased $9.1 million from the same period in the prior year. Specifically, compensation and fringe benefits decreased $1.1 million due primarily to fewer personnel in the Company’s mortgage banking division. Commission-based mortgage banking compensation decreased $6.8 million due to a decrease in residential mortgage loan origination volume from the same period in the prior year. Federal deposit insurance premiums decreased $1.1 million, due primarily to a reduction in premium rates from the same period in the prior year, based upon the Bank’s improved risk rating. Other expense decreased $1.6 million due primarily to decreases in credit and appraisal expense, legal fees, processing fees, and temporary employment fees, related to the decreased in residential mortgage origination volume. In addition telecom expense decreased during the period due primarily to the settlement of billing disputes. These decreases were partially offset by a $1.1 million increase in advertising and business promotion expense, due primarily to increased advertising costs related to the Company’s mortgage banking division. In addition, premises and equipment expense increased $353,000 due to the lease of additional office space for certain information technology and mortgage banking employees and due to increased amortization of software costs.

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

At June 30, 2014, the Bank exceeds all capital requirements prescribed by the OCC. To calculate these requirements, a thrift must deduct any investments in and loans to subsidiaries that are engaged in activities not permissible for a national bank. As of June 30, 2014, the Bank did not have any investments in or loans to subsidiaries engaged in activities not permissible for national banks.

The following tables summarize the relationship between the Bank’s capital and regulatory requirements. Dollar amounts are expressed in thousands.

At June 30, 2014	Amount
GAAP capital (Bank only)	$209,497
Adjustment for regulatory capital:
Intangible assets	(2,196)
Reverse the effect of SFAS No. 115	(1,511)

Tangible capital	205,790
Qualifying intangible assets	—

Tier 1 capital (core capital)	205,790
Qualifying general valuation allowance	11,247

Risk-based capital	$217,037

	As of June 30, 2014
	Actual		Minimum Required for Capital Adequacy		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets $	217,037	24.2%	71,743	>8%	89,679	>10%
Tier 1 capital to adjusted tangible assets	205,790	17.4%	47,312	>4%	59,140	>5%
Tangible capital to tangible assets	205,790	17.4%	17,742	>1.5%	—	—
Tier 1 capital to risk-weighted assets	205,790	23.0%	—	—	53,807	>6%

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

On January 10, 2013, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule that implements certain provision of the Dodd-Frank Act which prohibit creditors from making residential mortgage loans without regard to the borrower’s repayment ability. The rule sets forth specific verification requirements, product features, and underwriting criteria that a lender must follow for residential mortgage loans to be treated as “qualified mortgages” and, therefore, subject to certain protections from liability. The final rule is effective for residential mortgage loan applications received on or after January 10, 2014.

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

On December 10, 2013, the federal banking agencies adopted the final version of the Volcker Rule which implements certain provisions of the Dodd-Frank Act. The rule prohibits an insured depository institution and its affiliates from engaging in “proprietary trading;” acquiring or retaining an equity, partnership, or other ownership interest in a hedge fund or private equity fund; or sponsoring a hedge fund or private equity fund. The final rule will become effective on April 1, 2014. However, the conformance period was extended, and banks have until July 21, 2015, to bring their activities into compliance with the rule.

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

Management continues to use FHLB advances as a primary source of short-term funding. FHLB advances are secured by a blanket pledge agreement covering portions of the loan and securities portfolio as collateral, supported by quarterly reporting of eligible collateral to FHLB. FHLB borrowings are limited based upon a percentage of the Bank’s assets and eligible collateral, as adjusted by collateral eligibility and maintenance levels. Management continually monitors the balance of eligible collateral relative to the amount of advances outstanding to determine the availability of additional FHLB advances. At June 30, 2014, the Bank had a total borrowing capacity at FHLB of $407.6 million, and outstanding advances of $215.0 million. As an additional source of liquidity, the Bank has $60.2 million of highly liquid short term U.S. Government sponsored agency securities in its portfolio at June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management recognizes that there are certain market risk factors present in the structure of the Bank’s financial assets and liabilities. Since the Bank does not have material amounts of derivative positions, equity securities, or foreign currency positions, other than its mortgage banking activities, interest rate risk (“IRR”) is the primary market risk that is inherent in the Bank’s portfolio.

The objective of the Bank’s IRR management process is to maximize net interest income over a range of possible interest rate paths. The monitoring of interest rate sensitivity on both the interest-earning assets and the interest-costing liabilities are key to effectively managing IRR. Management maintains an IRR policy, which outlines a methodology for monitoring interest rate risk. The Board of Directors reviews this policy and approves changes on an annual basis. The IRR policy also identifies the duties of the Bank’s Asset/Liability Committee (“ALCO”). Among other things, the ALCO is responsible for assessing and mitigating the Bank’s liquidity risk, monitoring anticipated weekly cash flows, establishing prices for the Bank’s various products, and implementing strategic IRR decisions.

On a quarterly basis, the Bank monitors the estimate of changes that would potentially occur to its net portfolio value (“NPV”) of assets, liabilities, and off-balance sheet items assuming a sudden change in market interest rates. Management presents a NPV analysis to the Board of Directors each quarter and NPV policy guidelines are reviewed and approved.

The following table is an interest rate sensitivity analysis, which summarizes information calculated by the Bank’s internal model that estimates the changes in NPV given a range of assumed changes in market interest rates. These computations estimate the effect on the Bank’s NPV of an instantaneous and sustained change in market interest rates of plus and minus 300 basis points, as well as the Bank’s current IRR policy limits on such estimated changes. The computations of the estimated effects of interest rate changes are based on numerous assumptions, including a constant relationship between the levels of various market interest rates and estimates of prepayments of financial assets. The Bank’s model compiled this information using data as of June 30, 2014. The model output data associated with the -200 and -300 basis point scenarios was suppressed because of the relatively low current interest rate environment. Dollar amounts are expressed in thousands.

				NPV as % of PV of assets
Changes in market	Net Portfolio Value				Minimum per
interest rates	$ Amount	$ Change	% Change	Actual	policy guidelines
+3%	182,292	(51,297)	-22%	17%	10%
+2%	199,038	(34,551)	-15%	18%	10%
+1%	216,020	(17,569)	-8%	18%	12%
no change	233,589	—	—	19%	12%
-1%	250,915	17,326	+7%	20%	12%
-2%	—	—	—	—	12%
-3%	—	—	—	—	12%

The change in NPV of the Bank’s portfolio of assets, liabilities, and off-balance sheet items has increased, given an upward change in interest rates, from September 30, 2013, the prior fiscal year end. The primary reasons for this increase in IRR is the Bank’s recent strategy of acquiring longer-term fixed rate assets and funding them with overnight FHLB advances. This strategy has proven to be profitable due to a sustained period of and low and stable interest rates; however, there is increased risk to earnings and capital in a rapidly-rising interest rate scenario. ALCO continues to monitor IRR and believes the current strategy is appropriate, given the Bank’s strong capital position, current interest rate environment, and improvement in the Bank’s overall risk profile during the nine month period.

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

PART II – OTHER INFORMATION

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

NASB Financial, Inc.
(Registrant)

August 11, 2014	By:	/s/ Paul L. Thomas
Paul L. Thomas
Chief Executive Officer

August 11, 2014	By:	/s/ Rhonda Nyhus
Rhonda Nyhus
Vice President and Treasurer